Form 10-Q
period 2016-10-31
Coupa Software Inc
filed 2016-12-09
CIK 1385867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37901

COUPA SOFTWARE INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4429448
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1855 S. Grant Street San Mateo, CA	94402
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 931-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 7, 2016, the registrant had 49,981,986 shares of common stock, $0.0001 par value per share, outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements.  All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, customer lifetime value, strategy and plans, market size and opportunity, competitive position, industry environment, potential growth opportunities and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors.”

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations  reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUPA SOFTWARE INCORPORATED

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	October 31,	January 31,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$220,645	$92,348
Accounts receivable, net of allowances	24,175	27,979
Prepaid expenses and other current assets	10,032	4,549
Deferred commissions, current portion	2,807	3,137
Total current assets	257,659	128,013
Property and equipment, net	4,626	3,775
Deferred commissions, net of current portion	2,363	2,386
Goodwill	1,605	1,605
Intangible assets, net	725	1,369
Other assets	2,405	2,778
Total assets	$269,383	$139,926
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,224	$1,096
Accrued expenses and other current liabilities	21,744	14,446
Deferred revenue, current portion	71,379	63,870
Total current liabilities	94,347	79,412
Deferred revenue, net of current portion	1,618	1,056
Other liabilities	390	747
Total liabilities	96,355	81,215
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.0001 par value per share; 25,000,000 and 133,875,417 shares authorized at October 31, 2016 and January 31, 2016; zero and 33,431,855 shares issued and outstanding at October 31, 2016 and January 31, 2016, respectively; aggregate liquidation preference of zero and $169,247 at October 31, 2016 and January 31, 2016, respectively	-	164,950
Stockholders’ equity (deficit):
Common stock, $0.0001 par value per share; 625,000,000 and 225,000,000 shares authorized at October 31, 2016 and January 31, 2016; 49,935,498 and 5,758,299 shares issued and outstanding as of October 31, 2016 and January 31, 2016, respectively	5	1
Additional paid-in capital	326,891	16,629
Accumulated deficit	(153,868)	(122,869)
Total stockholders’ equity (deficit)	173,028	(106,239)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$269,383	$139,926

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Revenues:
Subscription services	$30,799	$20,757	$83,954	$52,379
Professional services and other	4,643	2,044	11,803	4,935
Total revenues	35,442	22,801	95,757	57,314
Cost of revenues:
Subscription services	6,346	4,280	18,425	11,825
Professional services and other	5,031	3,914	16,451	10,147
Total cost of revenues	11,377	8,194	34,876	21,972
Gross profit	24,065	14,607	60,881	35,342
Operating expenses:
Research and development	7,179	5,965	22,225	16,188
Sales and marketing	16,315	14,306	51,403	38,517
General and administrative	6,068	3,709	16,241	14,908
Total operating expenses	29,562	23,980	89,869	69,613
Loss from operations	(5,497)	(9,373)	(28,988)	(34,271)
Other expense, net	(986)	(70)	(1,509)	(194)
Loss before provision for income taxes	(6,483)	(9,443)	(30,497)	(34,465)
Provision for income taxes	211	75	502	200
Net loss and comprehensive loss	$(6,694)	$(9,518)	$(30,999)	$(34,665)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(1.94)	$(3.10)	$(7.64)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	18,420	4,901	9,987	4,537

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31,
	2016	2015
Cash flows from operating activities
Net loss	$(30,999)	$(34,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,265	1,859
Amortization of deferred commissions	2,976	1,831
Stock-based compensation	5,649	9,559
Change in fair value of preferred stock warrant liability	627	139
Other non-cash items	(21)	-
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	3,773	(1,259)
Prepaid expenses and other current assets	(5,483)	(1,089)
Other assets	(944)	(700)
Deferred commissions	(2,623)	(2,934)
Accounts payable	202	61
Accrued expenses and other liabilities	4,963	(716)
Deferred revenue	8,071	11,780
Net cash used in operating activities	(10,544)	(16,134)
Cash flows from investing activities
Purchase of property and equipment	(3,500)	(2,783)
Acquisitions, net of cash acquired	-	(860)
Net cash used in investing activities	(3,500)	(3,643)
Cash flows from financing activities
Proceeds from issuance common stock, net of underwriting discounts and commissions	142,457	-
Payments of offering costs	(4,268)	-
Proceeds from the exercise of common stock options	4,100	289
Excess tax benefit from shared-based compensation	52	-
Proceeds from issuance of convertible preferred stock, net of issuance costs	-	75,731
Proceeds from the exercise of preferred stock warrant	-	500
Net cash provided by financing activities	142,341	76,520
Net increase in cash and cash equivalents	128,297	56,743
Cash and cash equivalents at beginning of period	92,348	41,974
Cash and cash equivalents at end of period	$220,645	$98,717
Supplemental disclosure of cash flow data
Cash paid for income taxes	$118	$9
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in connection with acquisitions	$-	$233
Vesting of early exercised stock options	$389	$96
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$121	$67
Conversion of convertible preferred stock to common stock	$164,950	$-
Offering costs included in accounts payable and accrued expenses and other current liabilities	$974	$-

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

Coupa Software Incorporated (the “Company” or “we” ) was incorporated in the state of Delaware in 2006. The Company provides a unified, cloud-based spend management platform that provide greater visibility into and control over how companies spend money. The platform enables businesses to achieve savings that drive profitability. The Company is based in San Mateo, California.

Initial Public Offering

In October 2016, we closed our initial public offering (“IPO”), in which we issued and sold 8,510,000 shares of common stock inclusive of the underwriters’ option to purchase additional shares that was exercised in full.  The price per share to the public was $18.00.  We received aggregate proceeds of $142.5 million from the IPO, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $5.3 million. Upon the closing of the IPO, all shares of our outstanding preferred stock automatically converted into 34,610,979 shares of common stock.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on October 6, 2016 (the “Prospectus”). The consolidated financial statements include the results of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated during consolidation.

The condensed consolidated balance sheet as of January 31, 2016, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

There have been no changes to our significant accounting policies described in the Prospectus.

Reverse Stock Split

Our board of directors and stockholders approved a 1-for-4 reverse stock split of our capital stock, which was effected on September 21, 2016. All references to common stock, options to purchase common stock, restricted stock units, share data, per share data, warrants, convertible preferred stock and related information have been retroactively adjusted where applicable in these condensed consolidated financial statements to reflect the reverse stock split of our capital stock for all periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including the valuation of accounts receivable, the lives of tangible and intangible assets, stock-based compensation, stock warrants, revenue recognition, the valuation of acquired intangible assets, and provisions for income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss is composed only of net loss.

Recently Adopted Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new guidance simplifies the accounting for measurement period adjustments in connection with business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  There was no material impact due to the adoption of this new standard.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. ASU 2015-05 is effective for the Company in the first quarter of the year ending January 31, 2017. There was no material impact due to the adoption of this new standard.

In August 2014, the FASB issued ASU No. 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard provides guidance on how and when reporting entities must disclose going-concern uncertainties in their financial statements. The guidance is effective for the Company in the year ending January 31, 2017. There was no material impact due to the adoption of this new standard.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. ASU No. 2014-09 is effective for public entities for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 31, 2017. Early adoption is permitted for all public entities only as of annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2016. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company is not planning to early adopt the new standard but it is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

In March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, and classification in the statement of cash flows. The guidance is effective for public entities for annual periods beginning after December 15, 2016 and for all other entities for annual periods beginning after December 15, 2017. Early adoption is permitted. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Note 3. Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurement or assumptions that market participants would use in pricing the assets or liabilities, such as inherent risk, transfer restrictions and credit risk.

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•

Level 2—Observable inputs other than quoted price in active markets for identical assets or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially full term of assets or liabilities.

•	Level 3—Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the assets or liabilities.

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

October 31, 2016	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$50,179	$-	$-	$50,179
Financial liabilities:
Preferred stock warrant liability	$-	$-	$874	$874
January 31, 2016
Financial assets:
Money market funds	$50,044	$-	$-	$50,044
Financial liabilities:
Preferred stock warrant liability	$-	$-	$247	$247

The following table represents the change in the fair value of the preferred stock warrant liability (in thousands):

Balance at January 31, 2016	247
Change in fair value	627
Balance at October 31, 2016	$874

Note 4. Property, Plant and Equipment

Property and equipment consisted of the following (in thousands):

	October 31,	January 31,
	2016	2016
Furniture and equipment	$1,294	$870
Software development costs	11,317	8,077
Leasehold improvements	458	414
Construction in progress	113	238
Total property and equipment	13,182	9,599
Less: accumulated depreciation and amortization	(8,556)	(5,824)
Property and equipment, net	$4,626	$3,775

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $110,000 and $312,000 for the three and nine months ended October 31, 2016, respectively, and $62,000 and $179,000 for the three and nine months ended October 31, 2015, respectively.

The Company capitalized $1.1 million and $3.2 million of software development costs in the three and nine months ended October 31, 2016, respectively, of which $0.1 million and $0.2 million, respectively, was stock-based compensation expense. The

Company capitalized $0.8 million and $2.2 million of software development costs in the three and nine months ended October 31, 2015, respectively, of which $0.1 million and $0.1 million, respectively, was stock-based compensation expense.

Amortization expense related to software development costs was approximately $1.0 million and $2.7 million for the three and nine months ended October 31, 2016, respectively. Amortization expense related to software development costs was approximately $0.6 million and $1.6 million for the three and nine months ended October 31, 2015, respectively.

Note 5. Goodwill and Other Intangible Assets

Goodwill

The following table represents the changes in goodwill (in thousands):

Balance at January 31, 2016	$1,605
Additions from acquisitions	-
Balance at October 31, 2016	$1,605

Other Intangible Assets

The following table summarizes the other intangible asset balances (in thousands):

	As of
	October 31, 2016			January 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$1,779	$(1,094)	685	$1,779	$(478)	1,301
Customer relationships	74	(34)	40	74	(6)	68
Total other intangible assets	$1,853	$(1,128)	$725	$1,853	$(484)	$1,369

Amortization expense related to other intangible assets was approximately $212,000 and $119,000 for the three months ended October 31, 2016 and 2015, respectively, and $644,000 and $198,000 for the nine months ended October 31, 2016 and 2015, respectively.

As of October 31, 2016, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2017 (remaining 3 months)	$212
2018	513
Total	$725

Note 6. Share-Based Compensation

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, or 2016 Plan, was approved by our stockholders in September 2016. The 2016 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and performance cash awards. Awards could be granted under the 2016 Plan beginning on the effective date of the registration statement, October 5, 2016. The 2016 Plan replaced our 2006 Stock Plan, however awards outstanding under the 2006 Stock Plan will continue to be governed by their existing terms.

We have reserved 4,500,000 shares of our common stock for issuance under the 2016 Plan, plus up to 13,750,000 shares subject to awards outstanding under our 2006 Plan on October 5, 2016, that subsequently expire, lapse unexercised, are forfeited or are repurchased by us. The number of shares reserved for issuance under the 2016 Plan will automatically increase on the first day of each fiscal year during the term of the 2016 Plan by a number of shares equal to 5% of our outstanding shares of common stock on the last day of the prior fiscal year. The number and class of shares reserved under the 2016 Plan will be adjusted in the event of a stock split, stock dividend or other changes in our capitalization.

The following table summarizes stock option activity under the 2006 Stock Plan and the 2016 Plan during the nine months ended October 31, 2016 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, January 31, 2016	9,543,966	$2.84	8.08	$47,658
Option grants	5,466,096	$9.40
Options exercised	(1,056,220)	$3.88
Options forfeited	(759,070)	$4.14
Balance, October 31, 2016	13,194,772	$5.40	8.14	$258,575
Vested and expected to vest at October 31, 2016	12,044,335	$5.13	8.05	$239,320
Exercisable at October 31, 2016	6,416,080	$3.37	7.26	$138,797

The options exercisable as of October 31, 2016 include options that are exercisable prior to vesting. The aggregate intrinsic value of options vested and expected to vest and exercisable as of October 31, 2016 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of October 31, 2016. Prior to the IPO, the fair value of the Company’s common stock was estimated by the Company’s board of directors. After the IPO, the fair value of the common stock is the Company’s closing stock price as reported on the Nasdaq Global Select Market. The aggregate intrinsic value of exercised options was $5.8 million and $8.0 million for the three and nine months ended October 31, 2016, respectively, and $0.2 million and $3.6 million for the three and nine months ended October 31, 2015, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The weighted-average grant date fair value of options granted during the three and nine months ended October 31, 2016 was $6.16 and $4.48 per share, respectively, and $2.57 and $2.16 per share, for the three and nine months ended October 31, 2015, respectively.

During the three and nine months ended October 31, 2016, 31,250 and 83,500 options were granted to non-employees, respectively. During the three and nine months ended October 31, 2015, 20,000 and 25,000 options were granted to non-employees, respectively.

Early Exercises of Stock Options

Certain option grants under the 2006 Stock Plan are allowed to be exercised prior to vesting. The unvested shares of common stock exercised are subject to the Company’s right to repurchase at the lower of the original exercise price or the fair market value of the share at the time the repurchase right is exercised. Early exercises of options are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises are initially recorded in accrued expenses and other current liabilities and reclassified to additional paid-in capital as the underlying shares vest. At January 31, 2016 and October 31, 2016, the Company had $1.1 and $2.8 million, respectively, recorded in accrued expenses and other current liabilities related to early exercises of stock options, and the related number of unvested shares subject to repurchase was 208,008 and 284,959, respectively.

RSUs

The following table summarizes the activity related to the Company’s RSUs:

	Number of RSU's Outstanding	Weighted-Average Grant Date Fair Value
Awarded and unvested at January 31, 2016	62,500	$5.20
Awards granted	-	$-
Awards vested	(23,828)	$5.36
Awards forfeited	(6,250)	$3.92
Awarded and unvested at October 31, 2016	32,422	$5.36

2016 Employee Stock Purchase Plan

Our board of directors adopted the 2016 Employee Stock Purchase Plan, or ESPP, in September 2016 and it has been approved by our stockholders. The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code.

We have reserved 818,750 shares of our common stock for issuance under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year during the term of the ESPP by a number of shares equal to the least of (i) 1% of our outstanding shares of common stock on the last day of the prior fiscal year, (ii) 1,250,000 shares or (iii) a lesser number of shares determined by our board of directors. The number and class of shares reserved under the ESPP will be adjusted in the event of a stock split, stock dividend or other changes in our capitalization.

Each offering period will last a number of months determined by the administrator, up to a maximum of 27 months. The initial offering period began on the effective date of our IPO, October 5, 2016, and ends on September 15, 2018, and new 24 month offering periods will begin on each March 16 and September 16 thereafter. Currently each offering period consists of 4 consecutive purchase periods, of approximately 6 months duration, at the end of which payroll contributions are used to purchase shares of our common stock. Participants may purchase our common stock through payroll deductions, up to a maximum of 15% of their eligible compensation. Participants may withdraw from the ESPP and receive a refund of their accumulated payroll contributions at any time prior to a purchase date. Unless changed by the administrator, the purchase price for each share of our common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first day of the applicable offering period (or, in the case of the initial offering period, the price at which one share of common stock is offered to the public in this offering) or the fair market value per share on the applicable purchase date.

For the three months and nine months ended October 31, 2016, no shares of common stock were purchased under the 2016 ESPP and 845,645 shares are expected to be purchased at the end of the initial offering period. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2016 ESPP. As of October 31, 2016, total unrecognized compensation cost related to 2016 ESPP was $9.4 million, net of estimated forfeitures, which will be amortized over a weighted-average period of 1.87 years.

Market-based Options

In September 2016, the Board of Directors of the Company granted 544,127 stock options to the Chief Executive Officer (2016 CEO Grant) under the 2006 Equity Plan with an exercise price of $13.04 per share. The 2016 CEO Grant is eligible to vest based on the achievement of stock price appreciation targets after the consummation of the initial public offering, as well as continuous service over a four year period following the grant date.  The fair value of the 2016 CEO Grant was determined using a Monte Carlo simulation approach. The Company amortizes the fair value of the option award using the graded-vesting method, adjusted for estimated forfeitures.  Of the total stock-based compensation expense recognized, $158,000 has been recognized for the three and nine months ended October 31, 2016. As of October 31, 2016, none of the performance-based milestones have been achieved, resulting in no shares vested.  No shares are exercisable at October 31, 2016.

Stock-based Compensation

The Company’s total stock-based compensation expense was as follows as the dates specified (in thousands):

	Three months ended		Nine months ended
	October 31,		October 31,
	2016	2015	2016	2015
Cost of revenue:
Subscription services	150	62	415	161
Professional services and other	155	59	399	944
Research and development	357	152	982	1,009
Sales and marketing	937	706	1,848	1,092
General and administrative	785	547	2,005	6,353
Total	2,384	1,526	5,649	9,559

Of the total stock-based compensation expenses, costs recognized for options granted to non-employees were immaterial for all periods presented.

As of October 31, 2016 there was approximately $23.5 million of total unrecognized compensation cost related to unvested stock options granted to employees and non-employee service providers under the 2006 Stock Plan and 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.85 years.

Prior to October 5, 2016, the Company did not recognize stock-based compensation expense for the RSUs previously granted under its 2006 Plan to its employees because the qualifying events for the awards vesting were not probable. The qualifying events for the awards were satisfied upon occurrence of the Company’s IPO in October 2016. As of July 31, 2016 the Company had deferred recognition of $230,000 of cumulative share-based compensation expense related to these RSUs for which the service condition was satisfied, after giving effect to estimated forfeitures. This amount was recorded into the quarterly period ended October 31, 2016.

The fair values of the Company’s stock options granted during the three months ended October 31, 2016 and 2015 and during the nine months ended October 31, 2016 and 2015 was estimated using the following assumptions:

	Three months ended		Nine months ended
	October 31,		October 31,
	2016	2015	2016	2015
Employee Stock Options
Expected term (years)	6.00	5.70 - 6.00	6.00	5.70 - 6.00
Volatility	48%	48%	48%	48%
Weighted average volatility	48%	48%	48%	48%
Risk-free interest rate	1.27% - 1.33%	1.62% - 1.68%	1.27% - 1.55%	1.62% - 1.94%
Dividend yield	0%	0%	0%	0%
Employee Stock Purchase Plan
Expected term (years)	0.41 - 1.91	-	0.41 - 1.91	-
Volatility	48%	-	48%	-
Weighted average volatility	48%	-	48%	-
Risk-free interest rate	0.48% - 0.81%	-	0.48% - 0.81%	-
Dividend yield	0%	-	0%	-
Market-Based Options
Expected term (years)	10.00	-	10.00	-
Volatility	48%	-	48%	-
Weighted average volatility	48%	-	48%	-
Risk-free interest rate	1.61%	-	1.61%	-
Dividend yield	0%	-	0%	-

Note 7. Equity

Convertible Preferred Stock

Immediately prior to the completion of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into 34,610,979 shares of common stock.

Common Stock

Each share of common stock has the right to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid since inception.

Note 8. Commitments and Contingencies

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates through September 2020. Rent expense, which is being recognized on a straight-line basis over the lease term, was $927,000 and $673,000 during the three months ended October 31, 2016 and 2015, respectively, and $2.9 million and $1.6 million for the nine months ended October 31, 2016 and 2015, respectively. The difference between the lease payments made and the lease expense recognized to date using the straight-line method is recorded as a liability and included within accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

Future minimum lease payments required under these agreements as of October 31, 2016 are as follows (in thousands):

Year Ending January 31,
2017 (remaining 3 months)	890
2018	3,394
2019	3,375
2020	1,365
2021	334
Total	9,358

Contingencies

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Warranties and Indemnifications

The Company’s cloud-based software platform and applications are typically warranted to perform in a manner consistent with general industry standards and in accordance with the Company’s on-line documentation under normal use and circumstances.

The Company includes service level commitments to its customers regarding certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that the Company fails to meet those levels. To date, the Company has not incurred any material costs as a result of such commitments.

The Company generally agrees to defend and indemnify its customers against legal claims that the Company’s platform infringes certain patents, copyrights or other intellectual property rights. To date, the Company has not been required to make any payment resulting from such infringement claims and has not recorded any related liabilities.

Note 9. Income Taxes

The Company is subject to Federal and various state income taxes in the United States as well as other foreign jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely.

In accordance with applicable accounting guidance, the income tax provision for the three and nine months ended October 31, 2016 is based on the estimated annual effective tax rate for fiscal year 2017. The estimated effective tax rate may be subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year, along with other items that may affect the rate, change.

The Company recorded a tax provision of $211,000 and $502,000 for the three and nine months ended October 31, 2016 as compared to $75,000 and $200,000 in the same prior year periods, representing effective tax rates of (1.67)% and (0.58)% for the nine month periods ending October 31, 2016 and October 31, 2015, respectively.

The difference between the U.S. federal statutory tax rate of 34% and our effective tax rate in all periods is primarily due to a full valuation allowance related to the Company’s U.S. Federal and state and Canada deferred tax assets offset by foreign tax expense on the Company’s profitable foreign operations.

The Company's policy is to include interest and penalties related to income tax liabilities with the provision for income taxes on the consolidated statements of income.  The Company reported an immaterial amount for interest and penalites for the nine months ended October 31, 2016, as compared to none in the same prior year period.

The Company's material income tax jurisdictions are the United States (federal) and California.  As a result of net operating loss carryforwards, the Company is subject to audit for tax years 2007 and forward for federal purposes and 2010 and forward for California purposes.  There are tax years which remain subject to examination in various other jurisdictions that are not material to the Company's financial statements.

Note 10. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities as they do not share in losses. During periods when the Company is in a net loss position, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the effects of potentially dilutive securities are antidilutive given the net loss of the Company.

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the three months ended October 31, 2016 and 2015 and for the nine months ended October 31, 2016 and 2015 (in thousands, except per share amounts):

	Three months ended		Nine months ended
	October 31,		October 31,
	2016	2015	2016	2015
Numerator:
Net loss attributable to common stockholders	$(6,694)	$(9,518)	$(30,999)	$(34,665)
Denominator:
Weighted-average common shares outstanding	18,420	4,901	9,987	4,537
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(1.94)	$(3.10)	$(7.64)

Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of October 31,
	2016	2015
Convertible preferred stock as converted	-	34,610,979
Options to purchase common stock	13,194,772	9,588,244
RSUs	32,422	62,500
Unvested common shares subject to repurchase	322,473	133,397
Shares committed under 2016 ESPP	16,828	-
Convertible preferred stock warrants	36,971	36,971
Total	13,603,466	44,432,091

Note 11. Segment Information

The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). The CEO reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment: cloud platform.

Note 12. Concentration of Risks

Concentration of Risk and Significant Customers

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash deposits may, at times, exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”). The Company has not experienced any losses on its deposits of cash and cash equivalents to date.

No customer balance comprised 10% or more of total accounts receivable at October 31, 2016 or January 31, 2016.

During the three months ended October 31, 2016 and 2015 and for the nine months ended October 31, 2016, and 2015, revenues by geographic area, based on billing addresses of the customers, was as follows.

	Three months ended		Nine months ended
	October 31,		October 31,
	2016	2015	2016	2015
United States	$23,230	$16,712	$65,840	$41,622
Foreign countries	12,212	6,089	29,917	15,692
Total revenues	$35,442	$22,801	$95,757	$57,314

Note 13. Related parties

One of the Company’s customers, T. Rowe Associates, Inc., is an investment adviser of certain of the Company’s stockholders. For the three months ended October 31, 2016 and 2015, the Company recognized subscription revenue of $131,000 and $120,000 from this customer, respectively. During the nine months ended October 31, 2016 and 2015, the Company recognized subscription revenue of $378,000 and 160,000 from this customer, respectively. As of January 31, 2016 the Company had an outstanding receivable of $3,000 while as of October 31, 2016, no receivables were outstanding.

Note 14. Subsequent event

In November 2016, the Series D warrant was exercised for 36,971 shares of the Company’s common stock at an exercise price of $1.35 per share for a total of $50,000. The related preferred stock warrant liability was remeasured to fair value through the exercise date, and the remaining liability was reclassified to stockholders’ equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus.  As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A  in this Quarterly Report on Form 10-Q and in our Prospectus.

Overview

We are the leading provider of a unified, cloud-based spend management platform that connects our customers with more than 2 million suppliers globally.

Our platform provides greater visibility into and control over how companies spend money. Using our platform, businesses are able to achieve real, measurable value and savings that drive their profitability; we call this “Value as a Service.” We refer to the process companies use to purchase goods and services as spend management and to the money that they manage with this process as spend under management.  We offer a unified, cloud-based spend management platform that is tightly integrated and delivers a broad range of capabilities that would otherwise require the purchase and use of multiple disparate point applications. The core of our platform consists of procurement, invoicing and expense management modules that form our transactional engine and capture a company’s spend. In addition, our platform offers supporting modules, including sourcing, analytics, contract management, supplier management, inventory management and storefront, that help companies further manage their spend. Moreover, through our free Coupa Open Business Network, suppliers of all sizes can easily interact with buyers electronically, thus significantly reducing paper, improving operating efficiencies and reducing costs.

We offer access to our platform under a Software-as-a-Service (SaaS) business model. At the time of initial deployment, our customers often make a set of common functions available to the majority of their employees, as well as incremental modules for regular employees and procurement specialists, which we refer to as power users. Therefore, we are typically able to capture most of the expected annual recurring revenue opportunity at the inception of our customer relationships, rather than targeting specific power users at the outset of the customer relationship with the intention of expanding and getting more annual recurring revenue at later stages of the customer relationship. Customers can rapidly implement our platform, with implementation periods typically ranging from a few weeks to several months. Customers also benefit from automatic software updates with virtually no downtime.

We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the three and nine months ended October 31, 2016 and 2015, respectively.

We market our platform primarily through a direct sales force and also benefit from leads driven by our partner ecosystem. Our initial contract terms are typically three years, although some customers commit for longer or shorter periods. Substantially all of our customers pay annually, one year in advance. We provide a scaled pricing model based on the number of users per module—as the number of users increases, the subscription price per user decreases. Our subscription fee includes access to our service, technical support and management of the hosting infrastructure. We generally recognize revenues from our subscription fees ratably over the contractual term of the arrangement. We do not charge suppliers who are on our platform to transact with our customers. We believe this approach helps attract more suppliers to our platform and increases the value of our platform to customers. The number of suppliers on our platform has grown to more than 2 million.

We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and modules to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, Middle East and Africa (EMEA), Latin America (LATAM) and Asia-Pacific (APAC). The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 31% and 27%, respectively, of our total revenues for the nine months ended October 31, 2016 and 2015, and 34% and 27%, respectively, for the three months ended October 31, 2016 and 2015. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.

Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter.

Our business model focuses on maximizing the lifetime value of a customer relationship, and we continue to make significant investments in order to grow our customer base. Due to our subscription model, we recognize subscription revenues ratably over the term of the subscription period. As a result, the profitability of a customer to our business in any particular period depends in part upon how long a customer has been a subscriber on our platform. In general, the associated upfront costs with respect to new customers are higher in the first year than the aggregate revenues we recognize from those new customers in the first year. We believe that, over time, as our customer base grows and a relatively higher percentage of our subscription revenues are attributable to renewals versus new customers or upsells to existing customers, associated sales and marketing expenses and other allocated upfront costs as a percentage of revenues will decrease, subject to investments we plan to make in our business. Over the lifetime of the customer relationship, we also incur sales and marketing costs to manage the account, renew or upsell the customer to more modules and more users. However, these costs are significantly less than the costs initially incurred to acquire the customer. We calculate the lifetime value of our customers and associated customer acquisition costs for a particular year by comparing (i) gross profit from net new subscription revenues for the year multiplied by the inverse of the estimated subscription renewal rate to (ii) total sales and marketing expense incurred in the preceding year.

In October 2016, we closed our initial public offering, or IPO, in which we issued and sold 8,510,000 shares of common stock inclusive of the underwriters’ option to purchase additional shares that was exercised in full.  The price per share to the public was $18.00.  We received aggregate proceeds of $142.5 million from the IPO, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $5.3 million. Upon the closing of the IPO, all shares of our outstanding preferred stock automatically converted into 34,610,979 shares of common stock.

Key Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of October 31,
	2016	2015
Cumulative Spend Under Management ($ billions)	$303.5	$161.4
Deferred Revenue ($ millions)	$73.0	$52.2

Cumulative Spend Under Management

Cumulative spend under management represents the aggregate amount of money that has been transacted through our platform for all of our customers collectively since we launched our platform. We calculate this metric by aggregating the actual transaction data, such as invoices or purchase orders, from customers on our platform. While we do not believe this metric is directly correlated to our financial results, we believe the adoption of our platform, as evidenced by growth in cumulative spend under management, drives additional value to our customers, which will enhance our ability to acquire new customers, to increase renewals and to increase upsells due to an increase in the number of authorized users and modules per customer.

Deferred Revenue

We generally sign multiple year subscription contracts for our platform and invoice an initial amount at contract signing followed by subsequent annual invoices. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenues as of the end of a reporting period. The majority of our deferred revenue balance consists of subscription revenues that are recognized ratably over the contractual period.

Non‑GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non‑GAAP measures are useful in evaluating our operating performance. We regularly review the measures set forth below as we evaluate our business.

	Three months ended		Nine months ended
	October 31,		October 31,
	2016	2015	2016	2015
	(in thousands)
Non-GAAP operating loss	$(2,900)	$(7,401)	$(22,544)	$(22,697)
Non-GAAP net loss and comprehensive loss	$(4,117)	$(7,546)	$(24,620)	$(23,091)

We define non‑GAAP operating loss as operating loss before stock‑based compensation, litigation‑related costs and amortization of acquired intangible assets. We define non‑GAAP net loss and comprehensive loss as net loss and comprehensive loss before stock‑based compensation, litigation‑related costs and amortization of acquired intangible assets and related tax effects.

We believe non‑GAAP operating loss and non-GAAP net loss and comprehensive loss provide investors and other users of our financial information consistency and comparability with our past financial performance and facilitate period to period comparisons of operations. We believe non‑GAAP operating loss and non-GAAP net loss and comprehensive loss are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance.

We use non‑GAAP operating loss and non-GAAP net loss and comprehensive loss in conjunction with traditional GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non‑GAAP operating loss and non-GAAP net loss and comprehensive loss should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.

We compensate for these limitations by providing investors and other users of our financial information a reconciliation of non‑GAAP operating loss to loss from operations and non-GAAP net loss and comprehensive loss to net loss and comprehensive loss, the related GAAP financial measures. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non‑GAAP operating loss and non-GAAP net loss and comprehensive loss in conjunction with loss from operations and net loss and comprehensive loss. The following tables provide a reconciliation of loss from operations to non‑GAAP operating loss and from net loss and comprehensive loss to non-GAAP net loss and comprehensive loss:

	Three months ended		Nine months ended
	October 31,		October 31,
	2016	2015	2016	2015
	(in thousands)
Loss from operations	$(5,497)	$(9,373)	$(28,988)	$(34,271)
Stock-based compensation	2,384	1,526	5,649	9,559
Litigation-related costs	1	327	151	1,817
Amortization of acquired intangible assets	212	119	644	198
Non-GAAP operating loss	$(2,900)	$(7,401)	$(22,544)	$(22,697)

	Three months ended		Nine months ended
	October 31,		October 31,
	2016	2015	2016	2015
Net loss and comprehensive loss	$(6,694)	$(9,518)	$(30,999)	$(34,665)
Stock-based compensation	2,384	1,526	5,649	9,559
Litigation-related costs	1	327	151	1,817
Amortization of acquired intangible assets	212	119	644	198
Aggregate adjustment for income taxes	(20)	-	(65)	-
Non-GAAP net loss and comprehensive loss	$(4,117)	$(7,546)	$(24,620)	$(23,091)

Components of Results of Operations

Revenues

We offer subscriptions to our cloud-based spend management platform, including procurement, invoicing and expense management. We derive our revenues primarily from subscription fees and professional services fees.  Subscription revenues consist primarily of fees to provide our customers access to our cloud-based platform, which includes routine customer support at no additional cost. Professional service fees include deployment services, optimization services, and training. Subscription revenues are a function of the number of customers, the number of users at each customer, the number of modules subscribed to by each customer, the price of our modules, and renewal rates.

Subscription fees are recognized ratably as revenues over the contract term beginning on the date the application is made available to the customer. Our new business subscriptions typically have a term of three years, although some of our customers opt for a shorter period. We generally invoice our customers in annual installments at the beginning of each year in the subscription period. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period. Amounts that have not been invoiced are not reflected in our consolidated financial statements.

Professional services revenues consist primarily of fees associated with the implementation and configuration of our subscription service. Professional services are generally sold on a fixed-fee or time-and-materials basis. Revenue for time-and-material arrangements is recognized as the services are performed. For fixed-fee and other types of arrangements, revenue is generally deferred and recognized upon the completion of the project under the completed performance method of accounting.

Our professional services engagements typically span from a few weeks to several months, which makes it somewhat difficult to predict the timing of revenue recognition for such services. The terms of our typical professional services arrangements provide that our customers pay us within 30 days of invoice. Fixed-fee services arrangements are generally invoiced in advance. We have made significant investments in our professional services business that are designed to ensure customer success and adoption of our platform. We are continuing to invest in expanding our professional services partner ecosystem to further support our customers. As the professional services practices of our partner firms continue to develop, we expect them to increasingly contract directly with our subscription customers and we incentivize our sales force to further this objective.

Cost of Revenues

Subscription Services

Cost of subscription services consists primarily of expenses related to hosting our service and providing customer support. Significant expenses are comprised of data center capacity costs; personnel and related costs directly associated with our cloud infrastructure and customer support, including salaries, benefits, bonuses and stock-based compensation; allocated overhead; and amortization of developed technology.

Professional Services and Other Cost of Revenues

Cost of professional services and other cost of revenues consist primarily of personnel and related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses and stock-based compensation; the costs of contracted third-party vendors; and allocated overhead. These costs are generally expensed in the period incurred; therefore, the costs associated with our professional services revenues often do not align with the period in which the corresponding professional services revenues are recognized because we are currently using the completed performance method of accounting for professional services revenues under fixed fee arrangements.

Professional services associated with the implementation and configuration of our subscription platform are performed directly by our services team, as well as by contracted third-party vendors. In cases in which third party vendors invoice Coupa for services performed for our customers, those fees are accrued over the requisite service period.

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel costs of our development team, including salaries, benefits, bonuses, stock-based compensation expense and allocated overhead costs. Our cycle of frequent updates has facilitated rapid innovation and the introduction of new modules throughout our history. We have aggressively invested, and intend to continue to invest, in developing technology to support our growth. We capitalize certain software development costs that are attributable to developing new modules, features and adding incremental functionality to our platform, and amortize such costs as costs of subscription revenues over the estimated life of the new application or incremental functionality, which is two years.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Commissions earned by our sales force that can be associated specifically with a noncancellable subscription contract are deferred and amortized over the same period that revenues are to be recognized for the related noncancellable contract. Other sales and marketing costs include promotional events to promote our brand, including our INSPIRE conferences, advertising and allocated overhead.

General and Administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, recruiting, and employee-related information technology and administrative personnel, including salaries, benefits, bonuses and stock-based compensation expense; professional fees for external legal, accounting, recruiting and other consulting services; allocated overhead costs; and legal settlements.

Other Expense, Net

Other expense, net consists primarily of the change in the fair value of our preferred stock warrants, effect of exchange rates on our foreign currency-denominated asset and liability balances, and interest income earned on our cash and cash equivalents. All translation adjustments are recorded as foreign currency gains (losses) in the consolidated statements of operations. To date, we have had minimal interest income.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three months ended		Nine months ended
	October 31,		October 31,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Subscription services	$30,799	$20,757	$83,954	$52,379
Professional services and other	4,643	2,044	11,803	4,935
Total revenues	35,442	22,801	95,757	57,314
Cost of revenues:
Subscription services	6,346	4,280	18,425	11,825
Professional services and other	5,031	3,914	16,451	10,147
Total cost of revenues	11,377	8,194	34,876	21,972
Gross profit	24,065	14,607	60,881	35,342
Operating expenses:
Research and development	7,179	5,965	22,225	16,188
Sales and marketing	16,315	14,306	51,403	38,517
General and administrative	6,068	3,709	16,241	14,908
Total operating expenses	29,562	23,980	89,869	69,613
Loss from operations	(5,497)	(9,373)	(28,988)	(34,271)
Other expense, net	(986)	(70)	(1,509)	(194)
Loss before provision for income taxes	(6,483)	(9,443)	(30,497)	(34,465)
Provision for income taxes	211	75	502	200
Net loss and comprehensive loss	$(6,694)	$(9,518)	$(30,999)	$(34,665)

	Three months ended		Nine months ended
	October 31,		October 31,
	2016	2015	2016	2015
Revenues:
Subscription services	87%	91%	88%	91%
Professional services and other	13	9	12	9
Total revenues	100	100	100	100
Cost of revenues:
Subscription services	18	19	19	20
Professional services and other	14	17	17	18
Total cost of revenues	32	36	36	38
Gross profit	68	64	64	62
Operating expenses:
Research and development	20	26	23	29
Sales and marketing	46	63	54	67
General and administrative	17	16	17	26
Total operating expenses	83	105	94	122
Loss from operations	(15)	(41)	(30)	(60)
Other expense, net	(3)	-	(2)	-
Loss before provision for income taxes	(18)	(41)	(32)	(60)
Provision for income taxes	1	-	-	-
Net loss and comprehensive loss	(19)%	(41)%	(32)%	(60)%

Three Months Ended October 31, 2016 and October 31, 2015

Revenues

	Three months ended
	October 31,
	2016	2015	% Change
	(in thousands)
Subscription services	$30,799	$20,757	48%
Professional services and other	4,643	2,044	127%
Total revenues	$35,442	$22,801	55%

Total revenues were $35.4 million for the three months ended October 31, 2016 compared to $22.8 million for the three months ended October 31, 2015, an increase of $12.6 million, or 55%. Subscription services revenues were $30.8 million, or 87% of total revenues, for the three months ended October 31, 2016, compared to $20.8 million, or 91% of total revenues, for the three months ended October 31, 2015. This increase was primarily due to the acquisition of new customers, an increase in average subscription revenue per customer and the sale of additional users and modules to existing customers.  Professional services revenues were $4.6 million for the three months ended October 31, 2016 compared to $2.0 million for the three months ended October 31, 2015. This increase of $2.6 million, or 127%, was primarily due to an increase in the number of completed new-customer implementation projects, an increase in subcontract fees from partners and increased training revenue. Also contributing to the increase was the completion of a single significant customer deployment project during the quarter. Because the majority of professional services revenues are recognized upon completion of the project, professional services revenues may continue to fluctuate significantly from period to period.

Cost of Revenues

	Three months ended
	October 31,
	2016	2015	% Change
	(in thousands)
Subscription services	$6,346	$4,280	48%
Professional services and other	5,031	3,914	29%
Total cost of revenues	$11,377	$8,194	39%

Cost of subscription services was $6.3 million for the three months ended October 31, 2016, compared to $4.3 million for the three months ended October 31, 2015, an increase of $2.0 million, or 48%. The increase in cost of subscription services was primarily due to an increase of $0.8 million in employee compensation costs related to higher headcount, an increase of $0.5 million in hosting fees to accommodate customer growth, an increase of $0.3 million in amortization of capitalized software development costs and intangible assets, and an increase of $0.4 million related to allocated facilities and other costs driven by our overall growth.

Cost of professional services was $5.0 million for the three months ended October 31, 2016, compared to $3.9 million for the three months ended October 31, 2015, an increase of $1.1 million, or 29%. The increase in cost of professional services was primarily due to an increase of $1.1 million in employee compensation costs related to higher headcount. Most of our costs of professional services are recorded as period costs, and thus the costs are often reflected in our financial results sooner than the associated revenues.

Gross Profit

	Three months ended
	October 31,
	2016	2015	% Change
	(in thousands)
Gross Profit	$24,065	$14,607	65%

Gross profit was $24.1 million for the three months ended October 31, 2016, compared to $14.6 million for the three months ended October 31, 2015, an increase of $9.5 million, or 65%. The increase in gross profit is the result of the increases in our subscription services revenues due primarily to the addition of new customers in the three months ended October 31, 2016. This was offset by negative professional services gross margins as our revenues related to fixed fee contracts are generally deferred and recognized upon completion of the project under the completed performance method of accounting, while the related costs are recognized as they are incurred. Gross margin percentage was 68% for the three months ended October 31, 2016, compared to 64% for the three months ended October 31, 2015.

Operating Expenses

Research and Development

	Three months ended
	October 31,
	2016	2015	% Change
	(in thousands)
Research and development	$7,179	$5,965	20%

Research and development expenses were $7.2 million for the three months ended October 31, 2016, compared to $6.0 million for the three months ended October 31, 2015, an increase of $1.2 million, or 20%. The increase was primarily due to an increase of $1.1 million in employee compensation costs related to higher headcount and an increase of $0.1 million related to allocated facilities and other costs driven by our overall growth. We expect research and development expenses will continue to increase into the next fiscal year as we continue to invest in research and development activities.

Sales and Marketing

	Three months ended
	October 31,
	2016	2015	% Change
	(in thousands)
Sales and marketing	$16,315	$14,306	14%

Sales and marketing expenses were $16.3 million for the three months ended October 31, 2016, compared to $14.3 million for the three months ended October 31, 2015, an increase of $2.0 million, or 14%. The increase was primarily due to an increase of $2.4 million in employee compensation costs related to higher headcount, an increase of $0.3 million in costs due to additional travel expenses and an increase of $0.4 million related to allocated facilities costs and other costs driven by our overall growth. These increases are partially offset by decreases of $1.1 million in outsourced advertising, marketing consultant and recruiting costs. We expect sales and marketing expenses will continue to increase into the next fiscal year as we continue to expand our operations.

General and Administrative

	Three months ended
	October 31,
	2016	2015	% Change
	(in thousands)
General and administrative	$6,068	$3,709	64%

General and administrative expenses were $6.1 million for the three months ended October 31, 2016, compared to $3.7 million for the three months ended October 31, 2015, an increase of $2.4 million, or 64%. The increase was primarily due to $1.4 million in employee compensation costs related to higher headcount, an increase of $0.5 million for professional and outside services, and an increase of $0.5 million related to allocated facilities costs and other costs driven by our overall growth. We expect general and administrative expenses will continue to increase into the next fiscal year due to the growth of our company and our transition to being a public company.

Nine Months Ended October 31, 2016 and October 31, 2015

Revenue

	Nine months ended
	October 31,
	2016	2015	% Change
	(in thousands)
Subscription services	$83,954	$52,379	60%
Professional services and other	11,803	4,935	139%
Total revenues	$95,757	$57,314	67%

Total revenues were $95.8 million for the nine months ended October 31, 2016, compared to $57.3 million for the nine months ended October 31, 2015, an increase of $38.5 million, or 67%. Subscription services revenues were $84.0 million, or 88% of total revenues, for the nine months ended October 31, 2016, compared to $52.4 million, or 91% of total revenues, for the nine months ended October 31, 2015. This increase was primarily due to the acquisition of new customers, an increase in average subscription revenue per customer and the sale of additional users and modules to existing customers. Professional services revenues were $11.8 million for the nine months ended October 31, 2016 compared to $4.9 million for the nine months ended October 31, 2015. This increase of $6.9 million, or 139%, was primarily due to an increase in the number of completed new-customer implementation projects, as well as the completion of a single significant customer deployment project during the period. The remainder of the increase was driven by a favorable impact from the timing of project completion for various projects for which revenue is recognized under the completed performance method of accounting. Because the majority of professional services revenues are recognized upon completion of the project, professional services revenues may continue to fluctuate significantly from period to period.

Cost of Revenues

	Nine months ended
	October 31,
	2016	2015	% Change
	(in thousands)
Subscription services	$18,425	$11,825	56%
Professional services and other	16,451	10,147	62%
Total cost of revenues	$34,876	$21,972	59%

Costs of subscription services were $18.4 million for the nine months ended October 31, 2016, compared to $11.8 million for the nine months ended October 31, 2015, an increase of $6.6 million, or 56%. The increase in costs of subscription services was primarily due to an increase of $2.3 million in employee compensation costs related to higher headcount, an increase of $1.8 million in hosting fees due to customer growth, an increase of $1.5 million in amortization of capitalized software development costs and intangible assets, and an increase of $1.0 million related to allocated facilities and outside services costs driven by our overall growth.

Costs of professional services were $16.5 million for the nine months ended October 31, 2016, compared to $10.1 million for the nine months ended October 31, 2015, an increase of $6.4 million, or 62%. The increase in costs of professional services was primarily due to an increase of $2.8 million in employee compensation costs related to higher headcount, an increase of $2.6 million for work performed by subcontractors for engagements where we had contracted directly with the customer to perform the professional services and an increase of $0.8 million related to allocated facilities, travel and other costs driven by our overall growth. Most of our costs of professional services are recorded as period costs, and thus the costs may be reflected in our financial results sooner than the associated revenues.

Gross Profit

	Nine months ended
	October 31,
	2016	2015	% Change
	(in thousands)
Gross Profit	$60,881	$35,342	72%

Gross profit was $60.9 million for the nine months ended October 31, 2016, compared to $35.3 million for the nine months ended October 31, 2015, an increase of $25.6 million, or 72%. The increase in gross profit is the result of the increases in our subscription services revenues due primarily to the addition of new customers in the fiscal year. This was offset by negative professional services gross margins as our revenues related to fixed fee contracts are generally deferred and recognized upon completion of the project under the completed performance method of accounting, while the related costs are recognized as they are incurred. Gross margin percentage was 64% for the nine months ended October 31, 2016, compared to 62% for the nine months ended October 31, 2015.

Operating Expenses

Research and Development

	Nine months ended
	October 31,
	2016	2015	% Change
	(in thousands)
Research and development	$22,225	$16,188	37%

Research and development expenses were $22.2 million for the nine months ended October 31, 2016, compared to $16.2 million for the nine months ended October 31, 2015, an increase of $6.0 million, or 37%. The increase was primarily due to an increase of $5.7 million in employee compensation costs related to higher headcount, an increase of $1.3 million to allocated facilities, travel and other costs driven by our overall growth. The increase in research and development costs has been partially offset by an increase in capitalized software development costs of $1.0 million.

Sales and Marketing

	Nine months ended
	October 31,
	2016	2015	% Change
	(in thousands)
Sales and marketing	$51,403	$38,517	33%

Sales and marketing expenses were $51.4 million for the nine months ended October 31, 2016, compared to $38.5 million for the nine months ended October 31, 2015, an increase of $12.9 million, or 33%. The increase was primarily due to an increase of $8.7 million in employee compensation costs related to higher headcount, an increase of $1.9 million in marketing and event costs, an increase of $1.2 million in costs due to additional travel expenses and an increase of $1.1 million related to allocated facilities costs and other costs driven by our overall growth.

General and Administrative

	Nine months ended
	October 31,
	2016	2015	% Change
	(in thousands)
General and administrative	$16,241	$14,908	9%

General and administrative expenses were $16.2 million for the nine months ended October 31, 2016, compared to $14.9 million for the nine months ended October 31, 2015, an increase of $1.3 million, or 9%. The increase was primarily due to $1.5 million for professional and outside services and an increase of $1.1 million related to allocated facilities costs and other costs driven by our overall growth. These increases were partially offset by a $1.2 million of litigation costs that did not recur during the nine months ended October 31, 2016, due to the resolution of an ongoing litigation. Additionally the increase in salary and payroll costs due to higher headcount for the nine months ended October 31, 2016 were more than offset by a $5.4 million of stock-based compensation charges during the nine months ended October 31, 2015, which did not recur during the nine months ended October 31, 2016.

Liquidity and Capital Resources

As of October 31, 2016, our principal sources of liquidity were cash and cash equivalents totaling $220.6 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of bank deposits and money market funds. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months.

Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.

Operating Activities

Cash used in operating activities of $10.5 million for the nine months ended October 31, 2016, was primarily due to a net loss of $31 million, partially offset by stock-based compensation of $5.6 million, depreciation and amortization, including deferred commissions, of $6.2 million, and a change in working capital of $8 million. The net change in operating assets and liabilities was primarily due to a favorable change in the deferred revenue balance of $8.1 million and accounts receivable and payables, including accrued and other liabilities, of $9.0 million, partially offset by an unfavorable variance due to the increase of capitalized deferred commissions of $2.6 million and increase of prepaid and other current and long term assets, for $6.4 million.

Cash used in operating activities of $16.1 million for the nine months ended October 31, 2015, was primarily due to a net loss of $34.7 million, partially offset by stock based compensation of $9.6 million and depreciation and amortization, including deferred commissions, of $3.7 million. Changes in working capital were favorable to cash flows from operations due to a change in the deferred revenue balance of $11.8 million, partially offset by variances of other operating assets and liabilities changes.

Investing Activities

Cash used in investing activities for the nine months ended October 31, 2016, of $3.5 million was primarily related to purchases of property and equipment.

Cash used in investing activities for the nine months ended October 31, 2015, of $3.6 million was primarily related to $2.8 million for purchases of property and equipment, as well as $0.9 million for business acquisitions.

Financing Activities

Cash provided by financing activities for the nine months ended October 31, 2016, of $142.3 million, was primarily due to the proceeds raised in our IPO, net of underwriting, for $142.5 million and $4.1 million in proceeds from the exercise of stock options.  The amounts were partially offset by $4.3 million of costs paid in connection with our IPO.

Cash provided by financing activities for the nine months ended October 31, 2015, of $76.5 million consisted primarily of net proceeds from the issuance of Series G convertible preferred stock for $75.7 million, and $0.8 million in proceeds from the exercise of stock options and preferred stock warrants.

Commitments and Contractual Obligations

Our principal commitments and contractual obligations consist of obligations under operating leases for office facilities. The following table summarizes our non-cancelable contractual obligations as of October 31, 2016.

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Operating lease obligations	$9,358	$3,465	$5,415	$478	$-
Total contractual obligations	$9,358	$3,465	$5,415	$478	$-

Off-Balance Sheet Arrangements

Through October 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the Prospectus.

Recent Accounting Pronouncements

Refer to the “Significant Accounting Policies” footnote within our condensed consolidated financial statements for analysis of recent accounting pronouncements that are applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British Pound Sterling. Due to the relative size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we are continually monitoring the foreign currency exposure to determine when we should begin a hedging program. The substantial majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of October 31, 2016, we had cash and cash equivalents of $220.6 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls.

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Business and Industry

We have a limited operating history, which makes it difficult to predict our future operating results.

We were incorporated in 2006 and introduced our first software module shortly thereafter and over time have invested in building our integrated platform. As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

Any success that we may experience in the future will depend, in large part, on our ability to manage the risks discussed herein and to, among other things:

•	retain and expand our customer base on a cost-effective basis;
•	successfully compete in our markets;
•	continue to add features and functionality to our platform to meet customer demand;
•	increase revenues from existing customers as they add users or purchase additional modules;
•	continue to invest in research and development;
•	scale our internal business operations in an efficient and cost-effective manner;
•	scale our global customer success organization to make our customers successful in their spend management deployments;
•	help our partners to be successful in deployments of our platform;
•	successfully expand our business domestically and internationally;
•	successfully protect our intellectual property and defend against intellectual property infringement claims; and
•	hire, integrate and retain professional and technical talent.

If we are unable to attract new customers, the growth of our revenues will be adversely affected.

To increase our revenues, we must add new customers, increase the number of users at existing customers and sell additional modules to current customers. As our industry matures or if competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could have an adverse effect on the growth of our revenues.

Because our platform is sold to large enterprises with complex operating environments, we encounter long and unpredictable sales cycles, which could adversely affect our operating results in a given period.

Our ability to increase revenues and achieve profitability depends, in large part, on widespread acceptance of our platform by large enterprises. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. As a result of the variability and length of the sales cycle, we have only a limited ability to forecast the timing of sales. A delay in or failure to complete sales could harm our business and financial results, and could cause our financial results to vary significantly from period to period. Our sales cycle varies widely, reflecting differences in potential customers’ decision-making processes, procurement requirements and budget cycles, and is subject to significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and priorities;
•	the timing of customers’ budget cycles;
•	the need by some customers for lengthy evaluations; and
•	the length and timing of customers’ approval processes.

In the large enterprise market, the customer’s decision to use our platform may be an enterprise-wide decision and, therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our platform, which causes us to expend substantial time, effort and money educating them as to the value of our platform. In addition, because we are a relatively new company with a limited operating history, our target customers may prefer to purchase software that is critical to their business from one of our larger, more established competitors. Our typical sales cycles can range from three to nine months, and we expect that this lengthy sales cycle may continue or increase. Longer sales cycles could cause our operating and financial results to suffer in a given period.

The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.

The market for spend management software is highly competitive, with relatively low barriers to entry for some software or services. Our competitors include Oracle Corporation (Oracle) and SAP AG (SAP), well-established providers of spend management software, which have long-standing relationships with many customers. Some customers may be hesitant to adopt cloud-based software such as ours and prefer to purchase from legacy software vendors. Oracle and SAP are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. These vendors, as well as other competitors, may offer spend management software on a standalone basis at a low price or bundled as part of a larger product sale. In order to take advantage of customer demand for cloud-based software, legacy vendors are expanding their cloud-based software through acquisitions and organic development. For example, SAP acquired Ariba, Inc. and Concur Technologies, Inc. Legacy vendors may also seek to partner with other leading cloud providers. We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions. We may also face competition from a variety of vendors of cloud-based and on-premise software products that address only a portion of our platform. In addition, other companies that provide cloud-based software in different target markets may develop software or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal software. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.

Many of our competitors are able to devote greater resources to the development, promotion and sale of their products and services. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. In addition, many of our competitors have established marketing relationships, access to larger customer bases and major distribution agreements with consultants, system integrators and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our platform does not become more accepted relative to our competitors’, or if our competitors are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results would be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.

Our business depends substantially on our customers renewing their subscriptions and purchasing additional subscriptions from us. Any decline in our customer renewals would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires and add additional authorized users and additional spend management modules to their subscriptions. Our customers have no obligation to renew their subscriptions, and we cannot assure you that our customers will renew subscriptions with a similar contract period or with the same or a greater number of authorized users and modules. Some of our customers have elected not to renew their agreements with us, and we may not be able to accurately predict renewal rates.

Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our subscription service, our professional services, our customer support, our prices and contract length, the prices of competing solutions, mergers and acquisitions affecting our customer base, the effects of global economic conditions or reductions in our customers’ spending levels. Our future success also depends in part on our ability to add additional authorized users and modules to the subscriptions of our current customers. If our customers do not renew their subscriptions, renew on less favorable terms or fail to add more authorized users or additional spend management modules, our revenues may decline, and we may not realize improved operating results from our customer base.

If we fail to develop widespread brand awareness cost-effectively, our business may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our platform and attracting new customers. For example, widespread awareness of our brand is critical to ensuring that we are invited to participate in requests for proposals from prospective customers. Our success in this area will depend on a wide range of factors, some of which are beyond our control, including the following:

•	the efficacy of our marketing efforts;
•	our ability to offer high-quality, innovative and error- and bug-free modules;
•	our ability to retain existing customers and obtain new customers;
•	the ability of our customers to achieve successful results by using our platform;
•	the quality and perceived value of our platform;
•	our ability to successfully differentiate our offerings from those of our competitors;
•	actions of competitors and other third parties;
•	our ability to provide customer support and professional services;
•	any misuse or perceived misuse of our platform and modules;
•	positive or negative publicity;
•	interruptions, delays or attacks on our platform or modules; and
•	litigation, legislative or regulatory-related developments.

Brand promotion activities may not generate customer awareness or increase revenues, and, even if they do, any increase in revenues may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform.

Furthermore, negative publicity, whether or not justified, relating to events or activities attributed to us, our employees, our partners or others associated with any of these parties, may tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity may reduce demand for our platform and have an adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brands may be costly and time consuming, and such efforts may not ultimately be successful.

We have experienced rapid growth and expect our growth to continue and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have experienced a rapid growth in our business, headcount and operations since inception. We have also significantly increased the size of our customer base. We anticipate that we will continue to expand our operations and headcount, including internationally. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely affect our business performance and results of operations.

If our security measures are breached or unauthorized access to customer data is otherwise obtained, our platform may be perceived as not being secure, customers may reduce the use of or stop using our platform and we may incur significant liabilities.

Our platform involves the storage and transmission of our customers’ sensitive proprietary information, including their purchasing data. As a result, unauthorized access or security breaches could result in the loss of information, litigation, indemnity obligations and other liability. While we have security measures in place that are designed to protect customer information and prevent data loss and other security breaches, if these measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our customers’ data, our reputation could be damaged, we could be required to expend significant capital and other resources to alleviate the problem, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our operating results.

We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.

We have incurred significant losses in each period since our inception in 2006. We incurred net losses of $46.2 million and $27.3 million in the fiscal years ended January 31, 2016 and 2015, respectively, $6.7 million and $9.5 million for three months ended October 31, 2016 and 2015, respectively, and $31.0 million and $34.7 million for the nine months ended October 31, 2016 and 2015, respectively. We had an accumulated deficit of $153.9 million at October 31, 2016. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses because costs associated with acquiring customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements, which are typically three years, although some customers commit for shorter periods. You should not consider our recent growth in revenues as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability.

We do not have a long history with our subscription or pricing models and changes could adversely affect our operating results.

We have limited experience with respect to determining the optimal prices and contract length for our platform. As the markets for our software subscriptions grow, as new competitors introduce new products or services that compete with ours or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. For example, customers may demand pricing models that include price adjustments that are correlated to the savings they realize using our products and services. While this is not and has not been our pricing model, we have discussed it with some customers in the past and may choose to implement it in the future. Moreover, regardless of pricing model used, large customers, which are the focus of our sales efforts, may demand higher price discounts than in the past. As a result, in the future we may be required to reduce our prices, offer shorter contract durations or offer alternative pricing models, which could adversely affect our revenues, gross margin, profitability, financial position and cash flow.

Because we recognize subscription revenues over the term of the contract, fluctuations in new sales will not be immediately reflected in our operating results and may be difficult to discern.

We generally recognize subscription revenues from customers ratably over the terms of their contracts, which are typically three years, although some customers commit for shorter periods. As a result, most of the subscription revenues we report on each quarter are derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small impact on our revenues for that quarter. However, such a decline will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our pricing policies or rate of renewals, may not be fully apparent from our reported results of operations until future periods.

We may be unable to adjust our cost structure to reflect the changes in revenues. In addition, a significant majority of our costs are expensed as incurred, while subscription revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable subscription term.

Professional services revenues are recognized as the services are performed or upon the completion of the project, depending on the type of professional services arrangement involved. Professional services engagements typically span from a few weeks to several months, which makes it somewhat difficult to predict the timing of revenue recognition for such services and the corresponding effects on our results of operations. Professional services revenues have and may continue to fluctuate significantly from period to period. In addition, because professional services expenses are recognized as the services are performed or upon completion of the project, professional services and total margins can significantly fluctuate from period to period.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations, as well as our key metrics discussed elsewhere in this quarterly report, including the levels of our revenues, gross margin, profitability, cash flow and deferred revenue, may vary significantly in the future and period-to-period comparisons of our operating results and key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. These fluctuations may negatively affect the value of our common stock. Factors that may cause these quarterly fluctuations include, without limitation, those listed herein, including:

•	our ability to attract new customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	the timing of recognition of revenues;
•	the amount and timing of operating expenses;
•	general economic, industry and market conditions, both domestically and internationally;
•	customer renewal rates;
•	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our products on our platform;
•	the amount and timing of completion of professional services engagements;
•	increases or decreases in the number of users for our platform or pricing changes upon any renewals of customer agreements;
•	changes in our pricing policies or those of our competitors;
•	seasonal variations in sales of our software subscriptions, which has historically been highest in the fourth quarter of a calendar year but may vary in future quarters;
•

the timing and success of new module introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	changes in foreign currency exchange rates;
•	extraordinary expenses such as litigation or other dispute-related settlement payments;
•	sales tax and other tax determinations by authorities in the jurisdiction in which we conduct business;
•	the impact of new accounting pronouncements;
•	fluctuations in stock-based compensation expense;
•	expenses in connection with mergers, acquisitions or other strategic transactions; and
•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

The profitability of our customer relationships may fluctuate.

Our business model focuses on maximizing the lifetime value of our customer relationships and we need to make significant investments in order to add new customers to grow our customer base. The profitability of a customer relationship in any particular period depends in part on how long the customer has been a subscriber on our platform. In general, the upfront costs associated with new customers are higher in the first year than the aggregate revenues we recognize from those new customers in the first year.

We review the lifetime value and associated acquisition costs of our customers, as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The lifetime value of our customers and customer acquisition costs has and will continue to fluctuate from one period to another depending upon the amount of our net new subscription revenues (which depends on the number of new customers in a period, upsells of additional modules to existing customers and changes in subscription fees charged to existing customers), gross margins (which depends on investments in and other changes to our cost of customer support and allocated overhead), sales and marketing expenses and renewal rates (which depend on our ability to maintain or grow subscription fees from customers). These amounts have fluctuated from quarter to quarter and will continue to fluctuate in the future. We may not experience lifetime value to customer acquisition cost ratios in future years or periods similar to those we have achieved to date. Other companies may calculate lifetime value and customer acquisition costs differently than our chosen method and, therefore, may not be directly comparable.

We depend on our senior management team and the loss of our chief executive officer or one or more key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. In particular, our chief executive officer, Robert Bernshteyn, is critical to our vision, strategic direction, culture and overall business success. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions, and on mission-critical individual contributors in research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not maintain key-man insurance for Mr. Bernshteyn or any other member of our senior management team. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software for Internet-related services. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees in the San Francisco Bay Area often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

If we are not able to provide successful and timely enhancements, new features and modifications for our platform and modules, we may lose existing customers or fail to attract new customers and our revenues and financial performance may suffer.

If we are unable to provide enhancements and new features for our existing modules or new modules that achieve market acceptance or that keep pace with rapid technological developments or to integrate technology, products and services that we acquire into our platform, our business could be adversely affected. The success of enhancements, new features and modules depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or modules. Failure in this regard may significantly impair the growth of our revenues. We have experienced, and may in the future experience, delays in the planned release dates of enhancements to our platform, and we have discovered, and may in the future discover, errors in new releases after their introduction. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our platform or customer claims, including, among other things, warranty claims against us, any of which could cause us to lose existing customers or affect our ability to attract new customers.

If we fail to integrate our platform with a variety of third-party technologies, our platform may become less marketable and less competitive or obsolete and our operating results would be harmed.

Our platform must integrate with a variety of third-party technologies, and we need to continuously modify and enhance our platform to adapt to changes in cloud-enabled hardware, software, networking, browser and database technologies. Any failure of our platform to operate effectively with future technologies could reduce the demand for our platform, resulting in customer dissatisfaction and harm to our business. If we are unable to respond to these changes in a cost-effective manner, our platform may become less marketable and less competitive or obsolete and our operating results may be negatively affected. In addition, an increasing number of individuals within the enterprise are utilizing mobile devices to access the Internet and corporate resources and to conduct business. If we cannot continue to effectively make our platform available on these mobile devices and offer the information, services and functionality required by enterprises that widely use mobile devices, we may experience difficulty attracting and retaining customers.

We rely heavily on Amazon Web Services to deliver our platform and modules to our customers, and any disruption in service from Amazon Web Services or material change to our arrangement with Amazon Web Services could adversely affect our business.

We rely upon Amazon Web Services (AWS) to operate certain aspects of our platform and any disruption of or interference with our use of AWS could impair our ability to deliver our platform and modules to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers and harm to our business. AWS provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have architected our software and computer systems to use data processing, storage capabilities and other services provided by AWS. Currently, our cloud service infrastructure is run on AWS. Given this, we cannot easily switch our AWS operations to another cloud provider, so any disruption of or interference with our use of AWS would affect our operations and our business could be adversely affected.

AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement without cause by providing 30 days’ prior written notice and may terminate the agreement for cause with 30 days’ prior written notice, including any material default or breach of the agreement by us that we do not cure within the 30 day period. Additionally, AWS has the right to terminate the agreement immediately with notice to us in certain scenarios such as if AWS believes providing the services could create a substantial economic or technical burden or material security risk for AWS, or in order to comply with the law or requests of governmental entities. The agreement requires AWS to provide us their standard computing and storage capacity and related support in exchange for timely payment by us. If any of our arrangements with AWS were terminated, we could experience interruptions in our software as well as delays and additional expenses in arranging new facilities and services.

We utilize third-party data center hosting facilities operated by AWS, located in various sites within North America. For international customers, we utilize third-party data center hosting facilities operated by AWS located in Dublin, Ireland and Sydney, Australia. Our operations depend, in part, on AWS’s abilities to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. Despite precautions taken at these data centers, the occurrence of spikes in usage volume, a natural disaster, an act of terrorism, vandalism or sabotage, a decision to close a facility without adequate notice or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenues, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could harm our business.

Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our platform and adversely affect our business.

Our customers can use our platform to collect, use and store certain types of personal or identifying information regarding their employees and suppliers. Federal, state and foreign government bodies and agencies have adopted, are considering adopting or may adopt laws and regulations regarding the collection, use, storage and disclosure of personal information obtained from consumers and individuals, such as compliance with the Health Insurance Portability and Accountability Act, or HIPAA, and the recently created EU-U.S. Privacy Shield. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our platform and reduce overall demand or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Furthermore, privacy concerns may cause our customers’ employees to resist providing the personal data necessary to allow our customers to use our platform effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our platform in certain industries.

All of these domestic and international legislative and regulatory initiatives may adversely affect our customers’ ability to process, handle, store, use and transmit demographic and personal information from their employees, customers and suppliers, which could reduce demand for our platform. The European Union and many countries in Europe have stringent privacy laws and regulations, which may affect our ability to operate cost effectively in certain European countries. Moreover, the scope and application of some regulations, such as the recently enacted EU-U.S. Privacy Shield, is uncertain and complying with regulations may be more costly than we currently anticipate.

In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the processing of personal information were to be curtailed in this manner, our platform would be less effective, which may reduce demand for our platform and adversely affect our business.

The loss of one or more of our key customers could negatively affect our ability to market our platform.

We rely on our reputation and recommendations from key customers in order to promote subscriptions to our platform. The loss of any of our key customers could have a significant impact on our revenues, reputation and our ability to obtain new customers. In addition, acquisitions of our customers could lead to cancellation of our contracts with those customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.

Our business could be adversely affected if our customers are not satisfied with the implementation services provided by us or our partners.

Our business depends on our ability to satisfy our customers, both with respect to our platform and modules and the professional services that are performed to help our customers use features and functions that address their business needs. Professional services may be performed by our own staff, by a third-party partner or by a combination of the two. Our strategy is to work with partners to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and we expect the number of our partner-led implementations to continue to increase over time. If a customer is not satisfied with the quality of work performed by us or a partner or with the type of professional services or modules delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired and the customer’s dissatisfaction with our services could damage our ability to expand the number of modules subscribed to by that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

We typically provide service level commitments under our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face contract terminations, which could adversely affect our revenues.

Our customer agreements typically provide service level commitments on a monthly basis. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our platform, we may be contractually obligated to provide these customers with service credits, or we could face contract terminations, in which case we would be subject to refunds for prepaid amounts related to unused subscription services. Our revenues could be significantly affected if we suffer unexcused downtime under our agreements with our customers. Any extended service outages could adversely affect our reputation, revenues and operating results.

Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and our financial results.

Once our modules are implemented, our customers depend on our support organization to resolve technical issues relating to our modules. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our platform and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell subscriptions to our modules to existing and prospective customers and our business, operating results and financial position.

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 28% and 25%, respectively, of our total revenues for the fiscal years ended January 31, 2016 and 2015, 34% and 27%, respectively, of our total revenues for the three months ended October 31, 2016 and 2015, and 31% and 27%, respectively, of our total revenues for the nine months ended October 31, 2016 and 2015. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•	the need to localize and adapt our platform for specific countries, including translation into foreign languages and associated expenses;
•	data privacy laws that require customer data to be stored and processed in a designated territory;
•	difficulties in staffing and managing foreign operations and working with foreign partners;
•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•	new and different sources of competition;
•

weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

•	laws and business practices favoring local competitors;
•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;
•	increased financial accounting and reporting burdens and complexities;
•	restrictions on the transfer of funds;
•

 fluctuations in currency exchange rates, which could increase the price of our products outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk;

•	adverse tax consequences; and
•	unstable regional and economic political conditions.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international sales and operations. Our failure to manage any of these risks successfully, or to comply with these laws and regulations, could harm our operations, reduce our sales and harm our business, operating results and financial condition. For example, in certain foreign countries, particularly those with developing economies, certain business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act, may be more commonplace. Although we have policies and procedures designed to ensure compliance with these laws and regulations, our employees, contractors and agents, as well as channel partners involved in our international sales, may take actions in violation of our policies. Any such violation could have an adverse effect on our business and reputation.

Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.

We may face exposure to foreign currency exchange rate fluctuations, and such fluctuations could adversely affect our business, results of operations and financial condition.

As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows because our international contracts are sometimes denominated in local currencies, in particular with respect to the Euro, British Pound Sterling and Australian Dollar. Over time, an increasing portion of our international contracts may be denominated in local currencies. Therefore, as exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations.  . We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments. Additionally, as we anticipate growing our business further outside of the United States, the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.

If the market for enterprise cloud software develops more slowly than we expect or declines, our business could be adversely affected.

The enterprise cloud software market is not as mature as the market for on-premise enterprise software, and it is uncertain whether cloud software will achieve and sustain high levels of customer demand and market acceptance. Our success will depend to a substantial extent on the widespread adoption of cloud computing in general, and of spend management services in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses and, therefore, may be reluctant or unwilling to migrate to cloud software. It is difficult to predict customer adoption rates and demand for our platform, the future growth rate and size of the cloud software market or the entry of competitive solutions. The expansion of the cloud software market depends on a number of factors, including the cost, performance and perceived value associated with cloud software, as well as the ability of cloud software companies to address security and privacy concerns. If other cloud software providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud software as a whole, including our platform, may be negatively affected. If cloud software does not achieve widespread adoption, or if there is a reduction in demand for cloud software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, our business could be adversely affected.

If we cannot continue to expand the use of our platform beyond our initial focus on our procurement and invoicing modules, our ability to grow our business be harmed and the growth rate of our revenues may decline.

To date, most of our sales have involved our procurement and invoicing modules, which are our most mature modules on our platform. Any factor adversely affecting sales of these modules, including software release cycles, market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could adversely affect our business and operating results. Furthermore, our ability to grow our business depends in part on our ability to compete in the market for the other modules on our platform, including expense reporting, sourcing, inventory, contracts, analytics, supplier management and storefront.  Our efforts to market these other modules is relatively new, and it is uncertain whether these other modules will ever result in significant revenues for us. Further, the introduction of new modules beyond these markets may not be successful.

Large customers often demand more configuration and integration services, or customized features and functions that we do not offer, which could adversely affect our business and operating results.

Large customers may demand more configuration and integration services, which increase our upfront investment in sales and deployment efforts, with no guarantee that these customers will increase the scope of their subscription. As a result of these factors, we must devote a significant amount of sales support and professional services resources to individual customers, increasing the cost and time required to complete sales. Additionally, our platform does not currently permit customers to modify our code. If prospective customers require customized features or functions that we do not offer and that would be difficult for them to deploy themselves, then the market for our platform will be more limited and our business could suffer.

If our platform fails to perform properly, our reputation could be adversely affected, our market share could decline and we could be subject to liability claims.

Our platform is inherently complex and may contain material defects or errors. Any defects in functionality or that cause interruptions in the availability of our platform could result in:

•	loss or delayed market acceptance and sales;
•	breach of warranty claims;
•	sales credits or refunds for prepaid amounts related to unused subscription services;
•	loss of customers;
•	diversion of development and customer service resources; and
•	injury to our reputation.

The costs incurred in correcting any material defects or errors might be substantial and could adversely affect our operating results.

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, the availability or performance of our platform could be adversely affected by a number of factors, including customers’ inability to access the Internet, the failure of our network or software systems, security breaches or variability in user traffic for our platform. We may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from certain of these events. For example, our customers access our modules through their Internet service providers. If a service provider fails to provide sufficient capacity to support our modules or otherwise experiences service outages, such failure could interrupt our customers’ access to our modules, adversely affect their perception of our modules’ reliability and reduce our revenues. In addition to potential liability, if we experience interruptions in the availability of our platform, our reputation could be adversely affected and we could lose customers.

Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.

If we fail to manage our technical operations infrastructure, our existing customers may experience service outages and our new customers may experience delays in the implementation of our platform.

We have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer implementations and the expansion of existing customer implementations. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our platform. However, the provision of new hosting infrastructure requires significant lead time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and adversely affect our revenues.

If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our second annual report, provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we are no longer an “emerging growth company,” as defined by The Jumpstart Our Businesses Act of 2012 (the JOBS Act). If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal controls over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated.

If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC, stock exchange or other regulatory authorities, which could require additional financial and management resources.

We have incurred and will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the Nasdaq Global Select Market, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and made some activities more time consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we are incurring significant expenses and devoting substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We have hired and may need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

Failure to adequately expand our direct sales force will impede our growth.

We will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. We plan to continue to expand our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense and attention. It often takes six months or longer before our sales representatives are fully-trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We have in the past acquired and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;
•	unanticipated costs or liabilities associated with the acquisition;
•	incurrence of acquisition-related costs;
•	difficulty integrating the accounting systems, operations and personnel of the acquired business;
•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•

difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

•	diversion of management’s attention from other business concerns;
•	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;
•	the potential loss of key employees;
•	use of resources that are needed in other parts of our business; and
•	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

Our growth depends in part on the success of our strategic relationships with third parties.

We have established strategic relationships with a number of other companies. In order to grow our business, we anticipate that we will continue to establish and maintain relationships with third parties, such as implementation partners, system integrator partners and technology providers. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our platform by potential customers.

If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our platform or increased revenues.

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the enterprise software industry may harm us. The United States and other key international economies have been affected by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. In particular, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the Euro zone, including instability surrounding “Brexit,” the United Kingdom’s decision to exit the European Union. We have operations, as well as current and potential new customers, throughout most of Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, many customers may delay or reduce their information technology spending.

The growth of our revenues and potential profitability of our business depends on demand for platform and modules generally, and spend management specifically. In addition, our revenues are dependent on the number of users of our modules. Historically, during economic downturns there have been reductions in spending on enterprise software as well as pressure for extended billing terms or pricing discounts, which would limit our ability to grow our business and negatively affect our operating results. These conditions affect the rate of enterprise software spending and could adversely affect our customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part upon our intellectual property. We primarily rely on copyright, patent, trade secret and trademark laws, trade secret protection and confidentiality or contractual agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could seriously adversely affect our brand and adversely affect our business.

We may be sued by third parties for alleged infringement of their proprietary rights.

There has been considerable activity in our industry to develop and enforce intellectual property rights. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. In the past third parties have claimed and in the future third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, between March 2012 and August 2014 and between May 2014 and September 2015, we and Ariba, Inc. were involved in patent and trade secret litigation cases, each of which eventually resulted in a settlement agreement that requires us to maintain certain ongoing compliance measures that if challenged, could be costly, time-consuming and divert the attention of our management and key personnel from our business operations.

In the future, others may claim that our platform and underlying technology infringe or violate their intellectual property rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers and business partners or to pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify our platform or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Our platform utilizes open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Our platform utilizes software governed by open source licenses, which may include, by way of example, the MIT License and the Apache License. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our platform. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, or to re-engineer all or a portion of our technologies or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could negatively affect our business.

We employ third-party licensed software for use in or with our platform, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could adversely affect our business.

Our platform incorporates certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our platform with new third-party software may require significant work and require substantial investment of our time and resources. Also, to the extent that our platform depends upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our platform, delay new module introductions, result in a failure of our modules and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties.

If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success and our business may be harmed.

We believe that a critical component to our success has been our company culture, which is based on our core values of ensuring customer success, focusing on results and striving for excellence. We have invested substantial time and resources in building our team within this company culture. If we fail to preserve our culture, our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives could be harmed. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our company culture. If we fail to maintain our company culture, our business may be harmed.

We depend on our senior management team and the loss of our chief executive officer or one or more key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. In particular, our chief executive officer, Robert Bernshteyn, is critical to our vision, strategic direction, culture and overall business success. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions, and on mission-critical individual contributors in research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not maintain key-man insurance for Mr. Bernshteyn or any other member of our senior management team. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software for Internet-related services. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees in the San Francisco Bay Area often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We have funded our operations since inception primarily through equity financings and prepayments by customers. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of customer prepayments or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons, and we may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Our customers may fail to pay us in accordance with the terms of their agreements, necessitating action by us to compel payment.

We typically enter into multiple year, non-cancelable arrangements with customers of our services. If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position and cash flow.

Contractual disputes with our customers could be costly, time-consuming and harm our reputation.

Our business is contract intensive and we are party to contracts with our customers all over the world. Our contracts can contain a variety of terms, including service levels, security obligations, indemnification and regulatory requirements. Contract terms may not always be standardized across our customers and can be subject to differing interpretations, which could result in disputes with our customers from time to time. If our customers notify us of a contract breach or otherwise dispute our contract, the resolution of such disputes in a manner adverse to our interests could negatively affect our operating results.

Pursuant to agreements with certain of our customers, we have placed, and in the future may be required to place, in escrow, the source code of some of our modules. Under these escrow arrangements, the source code pertaining to the modules may, in specified circumstances, be made available to our customers. This factor may increase the likelihood of misappropriation or other misuse of our modules.

Catastrophic events may disrupt our business.

Our corporate headquarters are located in San Mateo, California, and our data centers are located both in the United States and abroad. The west coast of the United States contains active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

For as long as we continue to be an emerging growth company, we will continue take advantage, or intend to take advantage of, certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of July 31, (ii) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of the fiscal year that is five years from the date of the final prospectus used in connection with our initial public offering.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our potential profitability.

We have federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2026 and 2017 for federal and state purposes, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our potential profitability.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” Such an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We do not believe that our IPO resulted in an ownership change, or if it did, we do not believe it triggered any material limitation on the use of our tax attributes for purposes of Section 382 of the Code. Future changes in our stock ownership, however, could cause an “ownership change.” It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our potential profitability.

Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could increase the costs of our services and adversely affect our business.

The application of federal, state, local and international tax laws to services provided electronically is evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (possibly with retroactive effect) and could be applied solely or disproportionately to services provided over the Internet. These enactments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows.

In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us (possibly with retroactive effect), which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties and interest for past amounts. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, thereby adversely affecting our operating results and cash flows.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results for periods prior and subsequent to such change. For example, recent new standards issued by the FASB that could materially impact our financial statements include revenue from contracts with customers, certain improvements to employee share-based payment accounting and accounting for leases. We may adopt one or more of these standards retrospectively to prior periods and the adoption may result in an adverse change to previously reported results. Additionally, the adoption of these standards may potentially require enhancements or changes in our systems and will require significant time and cost on behalf of our financial management. The prescribed periods of adoption of these standards and other pending changes in accounting principles generally accepted in the United States, are further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements.”

Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our platform and could have a negative impact on our business.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our modules in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally and result in reductions in the demand for Internet-based software.

Risks Related to Ownership of Our Common Stock

The stock price of our common stock can be volatile and may decline regardless of our operating performance and you may lose all or part of your investment.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets;
•	our operating performance and the performance of other similar companies;
•

changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new software or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	disruptions in our services due to computer hardware, software or network problems;
•	announcements of customer additions and customer cancellations or delays in customer purchases;
•	recruitment or departure of key personnel;
•	the economy as a whole, market conditions in our industry and the industries of our customers;
•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;

•	the expiration of market standoff or contractual lock-up agreements;
•	the size of our market float; and
•	any other factors discussed in this quarterly report.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

Substantial blocks of our total outstanding shares may be sold into the market when “lock-up” or “market standoff” periods end. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, or if there is a large number of shares of our common stock available for sale. We have a total of 49,935,498 shares of our common stock outstanding as of October 31, 2016. All of the shares of common stock sold in our initial public offering are freely tradeable in the United States, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933. Substantially all of our outstanding shares of common stock prior to our initial public offering are currently restricted from resale as a result of market standoff and “lock-up” agreements that have been entered into with Morgan Stanley & Co. LLC in connection with our initial public offering.  These shares will become available to be sold 181 days after the date of the final prospectus used in connection with our initial public offering. Morgan Stanley & Co. LLC may, in its discretion, permit our stockholders to sell shares prior to the expiration of the restrictive provisions contained in those lock-up agreements. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements.

Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares to include their shares in registration statements that we may file for ourselves or our stockholders, subject to market standoff and lockup agreements. The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

In addition, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and expiration of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or settlement of outstanding restricted stock units will be available for immediate resale in the United States in the open market.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Based upon shares outstanding as of October 31, 2016, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 67.7% of our common stock, assuming no exercise of outstanding options. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•

the requirement that a special meeting of stockholders may be called only by a majority vote of our entire board of directors, the chairman of our board of directors or our chief executive officer, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•

the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business or our amended and restated bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt; and

•

advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.

A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of this provision.

These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer, or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

From July 31, 2016 through October 5, 2016, we issued and sold to our employees and non-employees an aggregate of 698,367 unregistered shares of common stock upon the exercise of options under our 2006 Plan at exercise prices ranging from $0.16 to $13.04 per share, for an aggregate exercise price of $3.5 million. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933, as amended (“Securities Act”).

Use of Proceeds from Public Offering of Common Stock

In October 2016, we closed our initial public offering, in which we sold 8,510,000 shares of common stock at a price to the public of $18.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-211634), which was declared effective by the SEC on October 5, 2016. The offering commenced on October 5, 2016 and did not terminate before all of the shares registered in the registration statement were sold. We raised $137.2 million in net proceeds after deducting underwriting discounts and commissions of $10.7 million and offering expenses of $5.3 million. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on October 6, 2016 pursuant to Rule 424(b). The managing underwriters of our IPO were Morgan Stanley, J.P. Morgan, Barclays, RBC Capital Markets, JMP Securities and Raymond James. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Pending the uses described, we have invested or intend to invest the net proceeds in short-term interest-bearing investment-grade securities, certificates of deposit or government securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coupa Software Incorporated

Date: December 8, 2016	By:	/s/ Robert Bernshteyn
Robert Bernshteyn
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: December 8, 2016	By:	/s/ Todd Ford
Todd Ford
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated Bylaws

10.1	2016 Equity Incentive Plan and forms of agreements thereunder	S-1	333-213546	10.3	9/23/16

10.2	2016 Employee Stock Purchase Plan and form of Participation Agreement thereunder	S-1	333-213546	10.4	10/4/16

10.3	Incentive Bonus Plan	S-1	333-213546	10.5	9/8/16

10.4	Offer Letter, dated August 25, 2016, between the Registrant and Steven Winter	S-1	333-213546	10.10	9/8/16

10.5	Compensation Program for Non-Employee Directors	S-1	333-213546	10.12	9/23/16

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Coupa Software Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.