Form 10-K
period 2017-01-31
Coupa Software Inc
filed 2017-04-03
CIK 1385867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 001-37901

COUPA SOFTWARE INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	20-4429448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1855 S. Grant Street San Mateo, CA	94402
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 931-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	-	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	-	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on January 31, 2017, was $638.3 million. The Registrant has elected to use January 31, 2017 as the calculation date, which was the last trading date of the Registrant’s most recently completed fiscal year, because on July 31, 2016 (the last business day of the Registrant’s second fiscal quarter), the Registrant was a privately-held company. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of March 31, 2017 was 50,495,239.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2017 Annual Meeting of Stockholders, scheduled to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended January 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COUPA SOFTWARE INCORPORATED

Form 10-K for the Fiscal Year Ended January 31, 2017

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements.  All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, customer lifetime value, strategy and plans, market size and opportunity, competitive position, industry environment, potential growth opportunities product capabilities and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors.”

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations  reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations.

ii

PART I

Item 1. Business.

Overview

We are a leading provider of spend management solutions, with a unified, cloud-based platform that connects more than 530 organizations with more than 2 million suppliers globally. Our platform provides greater visibility into and control over how companies spend money. Using our platform, businesses are able to achieve real, measurable value and savings that drive their profitability.

Our cloud-based platform has been designed for the modern global workforce that is mobile and expects real-time results, flexibility and agility from software solutions. We empower employees to acquire the goods and services they need to do their jobs by applying a distinctive user-centric approach that provides a mobile-enabled consumer Internet-like experience, drives widespread adoption of our platform and, therefore, significantly increases spend under management. We refer to the process companies use to purchase goods and services as spend management and to the money that they manage with this process as spend under management. Increased user adoption and spend under management drive better visibility and control of a company’s spend, resulting in greater savings and increased compliance.

Economic conditions, intense competition and the global regulatory environment are forcing businesses to find new ways to drive operational efficiencies, track processes, reduce costs, fund business growth and enhance profitability and cash flow. Therefore, managing spend has increasingly become a major strategic business imperative to help businesses achieve cost savings. Indirect spend, which refers to goods and services that support a company’s operations as opposed to direct spend that flows into the products a company manufactures, is particularly difficult to manage due to inefficient employee spending behavior and disparate systems that obstruct spend visibility.

We offer a unified, cloud-based spend management platform that is tightly integrated and delivers a broad range of capabilities that would otherwise require the purchase and use of multiple disparate point applications. The core of our platform consists of procurement, invoicing and expense management modules that form our transactional engine and capture a company’s spend. In addition, our platform offers supporting modules, including sourcing, analytics, contract management, supplier management, inventory management and storefront, that help companies further manage their spend. Moreover, through our Coupa Open Business Network, suppliers of all sizes can easily interact with buyers electronically, thus significantly reducing paper, improving operating efficiencies and reducing costs.

We have a strong results-driven and customer success-focused culture. Our focus is on delivering quantifiable business value to our customers by helping them maximize spend under management to achieve real, measurable value and savings. With a rapid time to deployment, typically ranging from a few weeks to several months, and an easy to use interface that shields users from complexity, our customers can achieve widespread user adoption quickly and generate savings within a short timeframe, thus benefitting from a rapid return on investment.

We benefit from powerful network effects. As more businesses subscribe to our platform, the collective spend under management on our platform grows. Greater aggregate spend under management on our platform attracts more suppliers, which in turn attracts more businesses that want to take advantage of the goods and services available through our platform, thereby creating powerful network effects. In addition, as more businesses and employees use our platform, the amount of spend under management continues to increase. This leads to more value and savings for customers and improves our ability to attract more businesses. The resulting increase in sales enables us to further invest in our platform and to improve our functionality and user interface to continue to attract more businesses and suppliers to our platform, which enhances the network effects that benefit all parties.

We have developed a rich partner ecosystem of systems integrators, implementation partners, resellers and technology partners. We work closely with several global systems integrators, including KPMG, Deloitte, Accenture, IBM, PwC and Wipro, that help us scale our business, extend our global reach and drive increased market penetration. We expect the number of our partner-led implementations to continue to increase over time, as well as sales referrals from our partners.

We have achieved rapid growth in customer adoption, cumulative spend under management and transactions conducted through our platform. We have more than 1.5 million licensed users who have driven an expansion in spend under management over time. These licensed users represent the employees among our base of more than 530 total customers who are authorized to use our solutions. Our cumulative spend under management is highlighted below:

Cumulative spend under management does not directly correlate to our revenue or results of operations because we do not charge our customers based on actual usage of our platform.  However, we believe that cumulative spend under management illustrates the adoption, scale and value of our platform, which we believe enhances our ability to maintain existing customers and attract new customers.

For our fiscal years ended January 31, 2017 and 2016, our revenues were $133.8 million and $83.7 million, respectively, and our net losses were $37.6 million and $46.2 million, respectively, as we focused on growing our business.

Coupa’s Unified Cloud-Based Spend Management Platform

We offer a unified, cloud-based spend management platform that can significantly improve savings for businesses. The core of our platform consists of procurement, invoicing and expense management modules that form our transactional engine and capture a company’s spend under management. In addition, our platform offers supporting modules, including sourcing, analytics, contract management, supplier management, inventory management and storefront, that help companies further manage their spend.

Our platform provides businesses with real-time visibility into spending that is occurring company-wide and enables businesses to drive adoption of the platform and capture, analyze and control this spend, achieve real measurable value and savings and directly improve their profitability:

•

Drive Adoption.  Our platform applies a distinctive user-centric approach that shields users from complexity and provides a mobile-enabled consumer Internet-like experience, thus enabling widespread adoption of our platform by users across the entire organization as well as suppliers.

•

Capture.  At the core of our platform is our transactional engine that is comprised of our procurement, invoicing and expense management modules, which collectively capture spend within an organization.

Given purchase orders, invoices and expense reports flow through our platform and the data is stored centrally in a clean and organized fashion, businesses are able to observe the company-wide spending activities in real time.

•

Analyze.  Our spending analytics capabilities provide intuitive spend analysis dashboards and reports that deliver real-time analytical insights that help businesses identify problems and make better spending decisions. Real-time analytical insight is critical to helping identify savings opportunities and risks, as well as isolating problem areas in the spending process to target improvement efforts.

•

Control.  We help our customers control and streamline their spending activity, as well as realize efficiencies that result in real savings. Our platform has extensive functionality that enables managers to prevent excessive spend and reduce spend through realizing efficiencies and cost savings associated with strategic sourcing and contract compliance.

•

Save.  Within a short timeframe, we help our customers realize measurable value and savings by taking advantage of pre-negotiated supplier discounts, achieving contract compliance, improving process efficiencies and reducing redundant and wasteful spending, as well as enable strategic sourcing via reverse auctions in which suppliers bid down prices at which they are willing to sell their goods and services to businesses.

Our Platform’s Capabilities

Our unified, cloud-based spend management platform includes the following capabilities:

Coupa’s Transactional Engine

The core of our platform is our transactional engine, which is comprised of the following modules:

•

Procurement.  Our procurement module enables customers to strategically establish spend policies and approval rules to govern company spending. The application provides a consumerized e-commerce shopping experience so that employees can easily and quickly find the goods and services they need to do their jobs. Our procurement module streamlines purchasing requisition and purchase order processes, allowing businesses to track and manage purchases in real time, thus reducing time and cost. Upon approval of an employee request, purchase orders are automatically sent to suppliers for fulfillment and invoicing. Benchmark data allows customers to spot process inefficiencies, while configuration ease enables businesses to effortlessly adjust business processes to meet continually changing business requirements.

•

Invoicing.  Our invoicing module enables customers to improve cash management through the effective management of supplier invoices via embedded dashboards and work queues that prioritize invoices with early payment discount opportunities. Customers may quickly configure invoice approval and matching rules so invoices can be routed without accounts payable team member effort and cost. Easy, no-cost means for suppliers to create electronic invoices that comply with government regulations allow businesses to eliminate paper and further reduce their invoice processing costs, all while reducing invoice payment fraud risk.

•

Expense Management.  Our expense management module enables customers to gain control of the expenses incurred by employees. Innovative mobile capabilities such as GPS and geo-location make it easy for travelers to create expense reports on-the-go so businesses gain real-time expense visibility. Frugal meter capabilities automatically assess the appropriateness of employee charges based on the customer’s configured business processes. Seamless connectivity to credit card providers feed charges into our expense management module for added visibility and reporting ease.

Supporting Modules

Our platform offers the following supporting modules that help companies further manage their spend:

Sourcing.  Our sourcing module enables customers to find the best suppliers for the goods or services they need to run their businesses. Customers easily create sourcing events containing the specifics of their business needs and invite suppliers to participate. Suppliers are able to review and bid effortlessly and without any fees to participate. Collaboration capabilities enable employees to review bids and provide feedback that is automatically compiled and scored.

Inventory.  Our inventory module enables customers to manage spending by effectively managing physical goods and virtual licenses. Employees searching for goods see inventory on hand balances in the search results, which eliminates redundant spending. Embedded dashboards facilitate the move of inventory from warehouse to warehouse and predict item shortages so inventory managers can easily manage goods and licenses. The application automates fulfillment and keeps inventory in sync through regular cycle counts, discrepancy reports, and asset tags.

Contracts.  Our contracts module enables customers to operationalize contracts and make them easily available for purchasing by employees across the organization. Contract compliance increases savings as employees make purchases using negotiated rates. Real-time contract enforcement and spend visibility is provided through embedded dashboards at both the contract and summary level. Full text search capabilities and automatic alerts remind employees to review contracts prior to expiration or auto-renewal dates.

Supplier Management.  Our supplier management module enables customers to collect supplier information required to manage and pay their suppliers. Customers can quickly create unlimited data collection web forms using a drag and drop interface. Web forms may be tailored for country specific rules or supplier types. To make data collection easy, web forms are embedded as part of the natural business processes for procurement and invoicing. Real-time dashboards and reports show supplier data freshness and upcoming expirations.

Analytics.  Our analytics module provides managers a large set of built-in reports and dashboards that allow users to see spending activity, find bottlenecks in workflows, analyze granular data by commodity, supplier, location and cost center, and drill-down into the spend transactions. We have created more than one hundred out-of-the-box reports covering some of the most important business metrics, such as unified spend for purchase orders, invoices or expense reports, spend trends over time, spend by commodity, supplier and contract; however, users can also create new metrics, reports and dashboards with our intuitive user interface, as well as include external data like corporate and travel expenses or integrate with third-party systems, to get a holistic view of their spend patterns.

Storefront.  Our storefront module enables customers with a third-party procurement system to use our consumerized catalog search experience so employees can easily and quickly find the goods and services they need to do their jobs. Our storefront module works with third party procurement systems that support open catalog interface or cXML for catalog integration

Coupa Open Business Network

Our Coupa Open Business Network instantly connects businesses and suppliers providing businesses with a platform that is accessible to suppliers of all sizes—even those typically ignored by fee-based closed networks—to drive success. Suppliers have a variety of options to connect with businesses including:

•

Coupa Supplier Portal.  This portal is a tool for suppliers to easily do business with our customers. The Supplier Portal lets suppliers manage content and settings on a customer-by-customer basis, including managing company information, setting up purchase order transmission preferences, creating and managing online catalogs, managing procurement orders and invoices across multiple customers and gaining visibility to the status of invoices.

•

Coupa Supplier Actionable Notifications.  These notifications enable suppliers to receive HTML purchaser orders and convert these purchase orders into invoices right from the procurement order e-mail, which represents the easiest way to submit electronic invoices through our platform.

•

Direct Connection via cXML and EDI.  Our platform supports various communication formats such as cXML or EDI for suppliers that want to automate their invoicing through a tighter integration with our platform.

•	Direct E-mail. Suppliers can choose to send PDF invoices simply through e-mail.

By using our Coupa Open Business Network, companies can become compliant with government mandates, increase profitability and reduce costs by driving electronic transactions from purchase order through e-invoice and payment visibility. Our Coupa Open Business Network user interface is easy to navigate and requires little to no training for suppliers to instantly manage transactions. Businesses are able to interact with thousands of suppliers already using our Supplier Portal, onboard new suppliers in minutes, integrate directly or simply use our smart e-mail tools. Businesses can also use the Coupa Open Business Network to layer on top of their existing technology, including third-party systems such as Oracle iProcurement, SAP SRM and others. Suppliers of all sizes benefit, as they are able to join the networked economy without changing their technology or spending money on transaction fees.

Key Benefits to Businesses

•	Rapid time to value through fast deployment cycles and low cost of ownership of cloud-based model.
•	Opportunity to achieve significant and sustainable savings that can translate into improved profitability.
•	High employee adoption of our easy-to-use unified platform, which enables better visibility into spend.
•	Strong supplier adoption as suppliers are motivated to join our network due to ease of enablement, flexibility and lack of supplier fees.
•	Access to extensive spending data in real time, which leads to superior decision making that can result in significant cost savings.
•	Ability to stay agile and adapt to changes in operating and regulatory environments with our easily configurable platform.
•	Process efficiency improvements that allow businesses to free up valuable resources and staff who can be deployed effectively elsewhere in the organization.
•	Enhanced compliance with governmental regulations through greater auditability, documentation and control of spending activity.

Key Benefits to Employees

•	Intuitive and simple user experience that shields users from complexity and enables adoption of our platform with minimal training.
•	Efficiency improvements as employees are more rapidly able to procure the goods and services they need to fulfill their job responsibilities.
•	Mobile access from anywhere in the world from any device.
•	Convenience to employees, as our platform gathers data on historical activity and leverages the insights to help populate requests and minimize data entry.
•	Faster reimbursement to employees due to more efficient expense management processes.

Key Benefits to Suppliers

•	Participating in our Coupa Open Business Network.
•	Fast registration process and flexibility to interact with customers through the Coupa Supplier Portal, direct integration or simply by use of direct email.
•	Elimination of manual processes and efficiency improvements through electronic invoicing and streamlined procurement and payment processes.
•	Real-time visibility into invoice status, often through direct push notifications without having to log in to a portal.
•	Seamless audit, documentation and archiving of electronic purchase orders and invoices that helps suppliers comply with changing government regulations, as well as avoid risks.
•	Opportunity to display supplier information and catalog of products and services on the Coupa Open Business Network for existing and prospective customers.

Our Competitive Strengths

•

Easy and Intuitive User Interface that Enables Widespread Employee Adoption.  Our focus on an intuitive and simple user experience shields our users from complexity and results in superior employee adoption.

•

Unified Platform With Powerful Functionality.  We offer a unified platform that is tightly integrated and delivers a broad range of capabilities to manage different types of spend that would otherwise require the purchase and use of multiple disparate point applications. By offering a unified platform with powerful functionality that integrates different modules, we deliver a comprehensive solution for customers to drive adoption, and capture, analyze and control spend across their entire company, thus significantly enhancing savings potential.

•

Independence and Interoperability.  We are agnostic as to the enterprise resource planning (ERP) system and other back-end systems used by our customers and our open architecture enables interoperability with numerous software applications, back-end systems and other third-party offerings. Customers can use our application programming interfaces (APIs), flat files, commerce eXtensible Markup Language (cXML) and electronic data interchange (EDI) data formats or custom code to make seamless connections between our platform and their ERP platform, supplier or other third-party system.

•

Powerful Network Effects.  As more businesses subscribe to our platform, the collective spend under management on our platform grows. Greater aggregate spend under management on our platform attracts more suppliers, which in turn attracts more businesses that want to take advantage of the goods and services available through our platform, thereby creating powerful network effects. In addition, as more businesses and employees use our platform, the amount of spend under management continues to increase. This leads to more savings for customers and improves our ability to attract more businesses.

The resulting increase in sales enables us to further invest in our platform and to improve our functionality and user interface to continue to attract more businesses and suppliers to our platform, which enhances the network effects that benefit all parties.

•

Cloud Platform.  We are built from the ground up as a SaaS application delivered via the cloud. As a result, our total cost of ownership is low, our deployment times are short and we can seamlessly deploy the latest updates and upgrades to all our customers via our cloud-based platform.

•

Rich Partner Ecosystem.  We have developed strong strategic relationships with a number of leading partners including global systems integrators, implementation partners, resellers and technology partners. While implementation partners such as KPMG, Deloitte, Accenture, PwC and Wipro help us scale our business by extending our global reach and driving increased market penetration, our technology partners including Dell Boomi, IBM (Emptoris) and Trustweaver extend and enhance the capabilities of our platform by facilitating integrations that can deliver a higher level of value to customers.

•

Results-Driven Culture.  We have a relentless focus on real measurable customer success and work extensively with customers to achieve significantly improved business value in the form of savings through the use of our platform.

•

Higher Supplier Adoption.  We do not charge suppliers any upfront or ongoing fees to participate in our Coupa Open Business Network and offer suppliers an easy and flexible way to interact with customers with minimal friction. As a result, suppliers are motivated to join our network and adopt our platform, which represents a significant competitive advantage over legacy vendors that often struggle with supplier adoption.

•

Proprietary Data Enables Superior Insights.  Our platform collects and presents spend activity data that managers can easily analyze using powerful built-in reports and dashboards. Using our proprietary data, we are able to provide benchmarking versus other companies and evaluate supplier performance that can help decision makers identify areas of improvement and realize cost savings. As the number of employees and amount of spend through our platform grows, we acquire more proprietary data that enables us to provide unique insights to our customers, thus strengthening our powerful value proposition.

Growth Strategy

Key elements of our strategy include:

•	expand our customer base, both domestically and internationally;
•	deepen existing customer relationships;
•	increase direct spend under management on our platform;
•	continue to innovate and further develop our platform; and
•	further expand and develop our partner ecosystem.

Sales and Marketing

We sell our software applications through our direct sales organization and our partner program, Coupa Partner Connect. Our direct sales team is global and comprised of inside sales and field sales personnel who are organized by geography, account size and application type.

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs, including such programs with our strategic relationships. For example, we have joint marketing programs and sponsorship agreements with KPMG, Accenture and Wipro.

Our principal marketing programs include:

•	use of our website to provide application and company information, as well as learning opportunities for potential customers;
•	field marketing events for customers and prospective customers;
•	territory development representatives who respond to incoming leads to convert them into new sales opportunities;
•	participation in, and sponsorship of, user conferences, executive events, trade shows and industry events;
•	customer programs, including regional user group meetings;
•	integrated marketing campaigns, including direct e-mail, online web advertising, blogs and webinars;
•	public relations, analyst relations and social media initiatives;
•	cooperative marketing efforts with partners, including joint press announcements, joint trade show activities, channel marketing campaigns and joint seminars; and
•	our annual INSPIRE user conference, which is held over two and a half days to connect customers, disseminate best practices, and reinforce our brand among existing and new customers.

Partnerships and Strategic Relationships

As a core part of our strategy, we have developed an ecosystem of partners to extend our sales capabilities and coverage, to broaden and complement our application offerings and to provide a broad array of services that lie outside of our primary areas of focus.

Our partnerships increase our ability to grow and scale quickly and efficiently and allow us to maintain greater focus on executing against our strategy.

•

Advisory and Referral Partners.  Our Advisory and Referral partners provide global, national and regional expertise in spend management, procurement and expense management. They help organizations through operational transformation by leveraging process, best practices and new technology. These partners may refer customer prospects to us and assist us in selling to them. In return, we typically pay these partners a percentage of the first-year subscription revenue generated by the customers they refer.

•

Implementation Partners.  In order to offer the full breadth of implementation services, change management, and strategic consulting services to our customers, we work with leading global and boutique consulting firms. We work closely with global leaders such as KPMG, Deloitte, Accenture, IBM, PwC and Wipro, as well as with boutique service providers that focus primarily on delivering implementation services for our applications, like The Hackett Group, Armanino, Xoomworks and Shelby Group. Our strategy is to enable the majority of our projects to be led by implementation partners with additional specialized support from us. Our implementation partners are highly skilled and trained by our team. When working with implementation partners, we are typically in a “co-sell” arrangement where we will sell our subscription directly to the customer and our partner will sell its implementation services directly to the customer.

•

Reseller Partners.  Our reseller partners enhance our customer impact and extend our global presence with integrated technologies, applications, business process outsourcing (BPO) services and region-specific offerings. All of our reseller partners have been trained to demonstrate and promote our applications suites. Our reseller channel ranges from large, global players like IBM, to regional resellers in new markets and territories. Our reseller partners typically purchase our software solutions from us and resell them, integrated with their offerings to provide additional value to their customers.

•	Technology Partners. Our technology partners provide market-leading technology, complementary products and infrastructure-related services that power and extend our suite of cloud-based spend management applications. Our technology partners span a wide range of solutions providers including Dell Boomi, IBM (Emptoris) and Trustweaver that enhance the capabilities of our platform by facilitating integrations that can deliver a higher level of value to customers.

Technology Infrastructure and Operations

The technologies used to build our platform and modules are native cloud and designed to scale to millions of users. We utilize a modern technology stack to take advantage of advancements in web-design, open source technologies, scalability and security. We have implemented industry-standard security practices to help us protect our servers and our customers’ critical information.

We have partnered with AWS to provide the hardware and infrastructure to support our spend management platform. With this partnership, we are able to easily scale the service during peak load periods, allowing us to continuously add users and customers without significant downtime or lead-time to procure new capacity. We also have the ability to offer our solutions globally across different physical locations, with hosting currently available in the U.S., Singapore, Ireland, Germany and Australia.

Research and Development

Our ability to compete depends in large part on our continuous commitment to research and development and our ability to rapidly introduce new applications, technologies, features and functionality. Our research and development organization is responsible for the design, development, testing and certification of our applications. We focus our efforts on developing new applications and core technologies and further enhancing the usability, functionality, reliability, performance and flexibility of existing applications.

Competition

We believe the overall market for spend management software is highly competitive, marked by rapid consolidation, fragmented and rapidly evolving due to technological innovations. We have been recognized, however, as a technology and market leader.

Our competitors fall into the following categories:

•

Large enterprise software vendors such as Oracle Corporation and SAP AG that predominantly focus on database and ERP software solutions. SAP acquired both Ariba, Inc. and Concur Technologies, Inc. in 2012 and 2014, respectively, to form the core of their cloud offerings that compete with us.

•	Niche software vendors that either address only a portion of the capabilities we provide or predominantly focus on narrow industry verticals.

We believe the principal competitive factors in our market include the following:

•	focus on customer success;
•	ability to deliver measurable value and savings;
•	ability to offer a unified spend management platform;
•	ease of use;
•	widespread adoption by users;
•	time to deployment;
•	cloud-based architecture;
•	total cost of ownership;
•	configurability and agility;

•	rich reporting capabilities;
•	product extensibility and ability to integrate with other technology infrastructures;
•	independence; and
•	adoption by suppliers.

We believe that we compare favorably on the basis of these factors. However, many of our competitors have greater financial, technical and other resources, greater name recognition and larger sales and marketing budgets; therefore, we may not compare favorably with respect to some or all of the factors above.

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. While we have obtained or applied for patent protection for some of our intellectual property, we do not believe that we are materially dependent on any one or more of our patents. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information.

We pursue the registration of domain names, trademarks and service marks in the United States and in various jurisdictions outside the United States. We also actively seek patent protection covering inventions originating from our company.

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and our software is protected by U.S. and international intellectual property laws. Our policy is to require employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf and agreeing to protect our confidential information. In addition, we generally enter into confidentiality agreements with our vendors and customers. We also control and monitor access to, and distribution of our software, documentation and other proprietary information.

Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop applications with the same functionality as our applications. Policing unauthorized use of our technology and intellectual property rights is difficult. In addition, we intend to expand our international operations, and effective protection of our technology and intellectual property rights may not be available to us in every country in which our software or services are available.

We and others in our industry have been, and we expect that we will continue to be, subject to third-party infringement claims as the number of competitors grows and the functionality of applications in different industry segments overlaps. Moreover, many of our competitors and other industry participants have been issued patents and/or have filed patent applications, and have asserted claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties, including certain of these companies, have asserted patent, copyright, trademark, trade secret and other intellectual property rights within the industry. Any of these third parties might make a claim of infringement against us at any time.

Our Customers

As of January 31, 2017, our more than 530 customers are doing business in more than 100 countries and our platform was offered in more than 20 languages. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large corporation that has an active contract with us or our partner to access our platform.  Our customers include leading businesses in a diverse set of industries, including healthcare and pharmaceuticals, retail, financial services, manufacturing, and technology, amongst others.

Employees

As of January 31, 2017, we had 652 full-time employees globally, of which 425 work in the U.S. and 227 work internationally. None of our U.S. employees are represented by a labor union or are the subject of a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Information

We were incorporated in February 2006 in Delaware. Our principal executive offices are located at 1855 S. Grant Street, San Mateo, CA 94402, and our telephone number is (650) 931-3200. Our website address is www.coupa.com. The information on, or that can be accessed through, our website is not part of this report. We have included our website address as an inactive textual reference only.

The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet website that contains reports and other information regarding issuers, such as Coupa, that file electronically with the SEC.  The SEC’s Internet website is located at http://www.sec.gov.

Item 1A. Risk Factors.

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

In the large enterprise market, the customer’s decision to use our platform may be an enterprise-wide decision; therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our platform, which causes us to expend substantial time, effort and money educating them as to the value of our platform. In addition, because we are a relatively new company with a limited operating history, our target customers may prefer to purchase software that is critical to their business from one of our larger, more established competitors. Our typical sales cycle can range from three to nine months, and we expect that this lengthy sales cycle may continue or increase. Longer sales cycles could cause our operating and financial results to suffer in a given period.

The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.

The market for spend management software is highly competitive, with relatively low barriers to entry for some software or service organizations. Our competitors include Oracle Corporation (Oracle) and SAP AG (SAP), well-established providers of spend management software, that have long-standing relationships with many customers. Some customers may be hesitant to adopt cloud-based software such as ours and prefer to purchase from legacy software vendors. Oracle and SAP are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. These vendors, as well as other competitors, may offer spend management software on a standalone basis at a low price or bundled as part of a larger product sale. In order to take advantage of customer demand for cloud-based software, legacy vendors are expanding their cloud-based software through acquisitions and organic development. For example, SAP acquired Ariba, Inc. and Concur Technologies, Inc. Legacy vendors may also seek to partner with other leading cloud providers. We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions. We may also face competition from a variety of vendors of cloud-based and on-premise software products that address only a portion of our platform. In addition, other companies that provide cloud-based software in different target markets may develop software or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal software. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.

Many of our competitors are able to devote greater resources to the development, promotion and sale of their products and services. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. In addition, many of our competitors have established marketing relationships, access to larger customer bases and major distribution agreements with consultants, system integrators and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our platform does not become more accepted relative to our competitors’, or if our competitors are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results will be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.

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

Our platform involves the storage and transmission of our customers’ sensitive proprietary information, including their spending and other related data. As a result, unauthorized access or security breaches could result in the loss of information, litigation, indemnity obligations and other liability. While we have security measures in place that are designed to protect customer information and prevent data loss and other security breaches, if these measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our customers’ data, we could face loss of business, regulatory investigations or orders, our reputation could be severely damaged, we could be required to expend significant capital and other resources to alleviate the problem, as well as incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to customers or other business partners in an effort to maintain business relationships after a breach.

We cannot assure you that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security lapse or breach. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Cyber-attacks and other malicious Internet-based activities continue to increase generally. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, third parties may attempt to fraudulently induce employees or users to disclose information to gain access to our data or our customers’ data. While it did not involve any customer data, we have previously suffered the loss of certain employee information related to an employee error. If any of these events occur, our or our customers’ information could be accessed or disclosed improperly. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our operating results.

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

Furthermore, negative publicity (whether or not justified) relating to events or activities attributed to us, our employees, our partners or others associated with any of these parties, may tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity could reduce demand for our platform and have an adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brands may be costly and time consuming, and such efforts may not ultimately be successful.

We have experienced rapid growth and expect our growth to continue and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have experienced a rapid growth in our business, headcount and operations since inception. We have also significantly increased the size of our customer base. We anticipate that we will continue to expand our operations and headcount, including internationally. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features and/or other operational difficulties, any of which could adversely affect our business performance and results of operations.

We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.

We have incurred significant losses in each period since our inception in 2006. We incurred net losses of $37.6 million, $46.2 million and $27.3 million in the fiscal years ended January 31, 2017, 2016 and 2015, respectively.  We had an accumulated deficit of $160.5 million and $122.9 million at January 31, 2017 and 2016, respectively. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses because costs associated with acquiring customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for shorter periods). You should not consider our recent growth in revenues as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability.

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

We generally recognize subscription revenues from customers ratably over the terms of their contracts, which are typically three years, although some customers commit for shorter periods. As a result, most of the subscription revenues we report on each quarter are derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter would likely have only a small impact on our revenues for that quarter. However, such a decline would negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our pricing policies or rate of renewals, may not be fully apparent from our reported results of operations until future periods.

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

Our quarterly results of operations, as well as our key metrics discussed elsewhere in this annual report, including the levels of our revenues, gross margin, cash flow and deferred revenue, may vary significantly in the future and period-to-period comparisons of our operating results and key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, as a result they may not fully reflect the underlying performance of our business. These quarterly fluctuations may negatively affect the value of our common stock. Factors that may cause these fluctuations include, without limitation:

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software for Internet-related services. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees in the San Francisco Bay Area often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

If we are not able to provide successful and timely enhancements, new features and modifications for our platform and modules, we may lose existing customers or fail to attract new customers and our revenues and financial performance may suffer.

If we are unable to provide enhancements and new features for our existing modules or new modules that achieve market acceptance or to integrate technology, products and services that we acquire into our platform, our business could be adversely affected. The success of enhancements, new features and modules depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or modules. Failure in this regard may significantly impair the growth of our revenues. We have experienced, and may in the future experience, delays in the planned release dates of enhancements to our platform, and we have discovered, and may in the future discover, errors in new releases after their introduction. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our platform or customer claims, including, among other things, warranty claims against us, any of which could cause us to lose existing customers or affect our ability to attract new customers.

We rely heavily on Amazon Web Services to deliver our platform and modules to our customers, and any disruption in service from Amazon Web Services or material change to our arrangement with Amazon Web Services could adversely affect our business.

We rely heavily upon Amazon Web Services (AWS) to operate certain aspects of our platform and any disruption of or interference with our use of AWS could impair our ability to deliver our platform and modules to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers and harm to our business. We have architected our software and computer systems to use data processing, storage capabilities and other services provided by AWS. Currently, our cloud service infrastructure is run on AWS. Given this, we cannot easily switch our AWS operations to another cloud provider, so any disruption of or interference with our use of AWS would adversely affect our operations and potentially our business.

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

We utilize third-party data center hosting facilities operated by AWS, located in various facilities around the world. Our operations depend, in part, on AWS’s abilities to protect these facilities against damage or interruption due to a variety of factors, including infrastructure changes, human or software errors, natural disasters, power or telecommunications failures, criminal acts, capacity constraints and similar events. For instance, in February 2017, AWS suffered a significant outage in the United States that had a widespread impact on the ability of certain of our customers to fully use our modules for a small period of time.  Despite precautions taken at these data centers, the occurrence of spikes in usage volume, a natural disaster, an act of terrorism, vandalism or sabotage, a decision to close a facility without adequate notice or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenues, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could harm our business.

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

Acquisitions could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.

We have in the past acquired and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, in December 2016, we acquired substantially all of the assets of Spend360 International Limited (“Spend360”), a data analytics solution company. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business.

In addition, we have limited experience in acquiring other businesses and we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;
•	unanticipated costs, accounting charges or other liabilities associated with the acquisition;
•	incurrence of acquisition-related costs;
•	difficulty integrating the accounting systems, operations and personnel of the acquired business;
•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
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

All of these domestic and international legislative and regulatory initiatives may adversely affect our customers’ ability to process, handle, store, use and transmit demographic and personal information from their employees, customers and suppliers, which could reduce demand for our platform. The European Union, or EU, and many countries in Europe have stringent privacy laws and regulations, which may affect our ability to operate cost effectively in certain European countries. In particular, the EU has adopted the General Data Protection Regulation, or GDPR, which is scheduled to go into effect in early 2018 and contains numerous requirements and changes, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the compliance cost, potential risk exposure, and uncertainty for these entities. We may find it necessary to establish systems to maintain personal data originating from the EU in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law.

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

Our business depends on our ability to satisfy our customers, both with respect to our platform and modules and the professional services that are performed to help our customers use features and functions that address their business needs. Professional services may be performed by our own staff, by a third-party partner or by a combination of the two. Our strategy is to work with partners to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and we expect the number of our partner-led implementations to continue to increase over time. If a customer is not satisfied with the quality of work performed by us or a partner or with the type of professional services or modules delivered, we may incur additional costs to in addressing the situation, the profitability of that work might be impaired and the customer’s dissatisfaction with our services could damage our ability to expand the number of modules subscribed to by that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

We typically provide service level commitments under our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face contract terminations, which could adversely affect our revenues.

Our customer agreements typically provide service level commitments on a monthly basis. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our platform, we may be contractually obligated to provide these customers with service credits, typically 10% of the customer’s subscription fees for the month in which the service level was not met, and we could face contract terminations, in which case we would be subject to refunds for prepaid amounts related to unused subscription services. Our revenues could be significantly affected if we suffer unexcused downtime under our agreements with our customers. Any extended service outages could adversely affect our reputation, revenues and operating results.

If we fail to integrate our platform with a variety of third-party technologies, our platform may become less marketable and less competitive or obsolete and our operating results may be harmed.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 32%, 28% and 25% of our total revenues for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our second annual report, provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we are no longer an “emerging growth company,” as defined by The Jumpstart Our Businesses Act of 2012 (the JOBS Act). If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal controls over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion.

If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC, stock exchange or other regulatory authorities, which could require additional financial and management resources to address.

We may face exposure to foreign currency exchange rate fluctuations, which could adversely affect our business, results of operations and financial condition.

As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows because our international contracts are sometimes denominated in local currencies, in particular with respect to the Euro, British Pound Sterling and Australian Dollar. Over time, an increasing portion of our international contracts may be denominated in local currencies. Therefore, as exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Additionally, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments. Moreover, we anticipate growing our business further outside of the United States, and the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.

If we cannot continue to expand the use of our platform beyond our initial focus on our procurement and invoicing modules, our ability to grow our business may be harmed and the growth rate of our revenues may decline.

To date, most of our sales have involved our procurement and invoicing modules, which are the most mature modules on our platform. Any factor adversely affecting sales of these modules, including software release cycles, market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could adversely affect our business and operating results. Furthermore, our ability to grow our business depends in part on our ability to compete in the market for the other modules on our platform, including expense reporting, sourcing, inventory, contracts, analytics, supplier management and storefront.  Our efforts to market these other modules is relatively new, and it is uncertain whether these other modules will ever result in significant revenues for us. Further, the introduction of new modules beyond these markets may not be successful.

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

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, the availability or performance of our platform could be adversely affected by a number of factors, including customers’ inability to access the Internet, failure of our network or software systems, security breaches or variability in user traffic for our platform. We may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they incur resulting from certain of these events. For example, our customers access our modules through their Internet service providers. If a service provider fails to provide sufficient capacity to support our modules or otherwise experiences service outages, such failure could interrupt our customers’ access to our modules and adversely affect their perception of our modules’ reliability. In addition to potential liability, if we experience interruptions in the availability of our platform, our reputation could be adversely affected and we could lose customers.

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

We have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers, as well as to facilitate the rapid provision of new customer implementations and the expansion of existing customer implementations. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our platform. However, the provision of new hosting infrastructure requires significant lead time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems.

These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our revenue as well as our reputation.

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

If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results could suffer. Even if we are successful in our strategic relationships, we cannot assure you that these relationships will result in increased customer usage of our platform or increased revenues.

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

In order to protect our intellectual property rights, we may be required to expend significant resources to monitor and protect such rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could seriously adversely affect our brand and our business.

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

In the future, others may claim that our platform and underlying technology infringe or violate their intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers and business partners or to pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify our platform or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Our platform utilizes open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Our platform utilizes software governed by open source licenses, including for example the MIT License and the Apache License. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our platform. By the terms of certain open source licenses, if we combine our proprietary software with open source software in a certain manner, we could be required to release the source code of our proprietary software and make it available under open source licenses. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, or to re-engineer all or a portion of our technologies or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, the use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with the use of open source software cannot be eliminated and could negatively affect our business.

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

We believe that a critical component of our success has been our company culture, which is based on our core values of ensuring customer success, focusing on results and striving for excellence. We have invested substantial time and resources in building our team within this company culture. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our company culture. If we fail to preserve our culture, our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives could be compromised, potentially harming our business.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We have funded our operations since inception primarily through equity financings and prepayments by customers. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of customer prepayments or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons, and we may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Our customers may fail to pay us in accordance with the terms of their agreements, necessitating action by us to compel payment.

We typically enter into multiple year, non-cancelable arrangements with our customers. If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position and cash flow.

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

Pursuant to agreements with certain of our customers, we have placed, and in the future may be required to place in escrow the source code of some of our modules. Under these escrow arrangements, the source code pertaining to the modules may, in specified circumstances, be made available to our customers. This factor may increase the likelihood of misappropriation or other misuse of our modules.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect Internet service providers, this could adversely affect the ability of our customers to use our products and platform. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and therefore we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

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

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of July 31, (ii) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of the fiscal year that is five years from the date of our final prospectus filed with the SEC on October 5, 2016.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our potential profitability.

We have federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2026 and 2029 for federal and state purposes, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our potential profitability.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” Such an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of our initial public offering we have not had an ownership change that has triggered any material limitation on the use of our tax attributes for purposes of Section 382 of the Code. Future changes in our stock ownership, however, could cause an “ownership change.” It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our potential profitability.

Changes in laws and regulations related to the Internet could increase the costs of our services and adversely affect our business.

Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require changes in our business in order to comply with these changes. In particular, the application of federal, state, local and international tax laws to services provided electronically is evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (possibly with retroactive effect) and could be applied solely or disproportionately to services provided over the Internet. These enactments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows.

In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us (possibly with retroactive effect), which could require us or our customers to pay additional tax amounts, as well as fines or penalties and interest for past amounts. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, thereby adversely affecting our operating results and cash flows.

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

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates.

Risks Related to Ownership of Our Common Stock

Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations and decline, due to factors beyond our control and you may lose all or part of your investment.

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock has ranged from $22.50 to $41.61 through March 31, 2017.  The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	the overall performance of the equity markets;
•	our operating performance and the performance of other similar companies;
•

changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new software or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	disruptions in our services due to computer hardware, software or network problems;
•	announcements of customer additions and customer cancellations or delays in customer purchases;
•	recruitment or departure of key personnel;
•	the economy as a whole, market conditions in our industry and the industries of our customers;
•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;
•	the expiration of market standoff or contractual lock-up agreements;
•	the size of our market float; and
•	any other factors discussed in this annual report.

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

Substantial blocks of our total outstanding shares may be sold into the market in the very near future when our “lock-up” or “market standoff” periods end. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, when a large number of shares of our common stock become available for sale beginning on April 4, 2017. We had a total of 50,251,541 shares of our common stock outstanding as of January 31, 2017. All of the shares of common stock sold in our initial public offering are freely tradeable in the United States, except for any shares purchased by our “affiliates” as defined in

Rule 144 under the Securities Act of 1933. Substantially all of the shares of common stock outstanding prior to our initial public offering are currently restricted from resale as a result of market standoff and “lock-up” agreements that have been entered into with Morgan Stanley & Co. LLC in connection with our initial public offering.  These shares will become available to be sold beginning on April 4, 2017. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements.

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

If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us, the trading price for our common stock will be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price will likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

In addition, independent industry analysts, such as Gartner and Forrester, often provide reviews of our products and platform capabilities, as well as those of our competitors, and perception of our offerings in the marketplace may be significantly influenced by these reviews. We have no control over what these industry analysts report, and because industry analysts may influence current and potential customers, our brand could be harmed if they do not provide a positive review of our products and platform capabilities or view us as a market leader.

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

Based upon shares outstanding as of January 31, 2017, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, own approximately 60% of our common stock, assuming no exercise of outstanding options. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Delaware law and provisions in our amended and restated certificate of incorporation (“Restated Certificate”) and amended and restated bylaws (“Bylaws”) could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our Restated Certificate and Restated Bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•	the requirement of a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
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
•

the requirement that a special meeting of stockholders be called only by a majority vote of our entire board of directors, the chairman of our board of directors or our chief executive officer, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including to remove directors;

•

the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our Restated Certificate relating to the management of our business or our Restated Bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt; and

•

advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

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

These and other provisions in our Restated Certificate, Restated Bylaws and in Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including to delay or impede a merger, tender offer, or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

Our Restated Certificate provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Restated Certificate provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our Restated Certificate or our Restated Bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 48,000 square feet of space for our corporate headquarters in San Mateo, California pursuant to a master lease that expires in April 2019 and a sublease which is currently being negotiated into a direct lease.

We have additional domestic offices in Chicago, New York and San Diego. We also have international offices in Australia, Canada, Germany, France, Italy, Mexico, the Netherlands, Singapore, Sweden, Switzerland and the United Kingdom. We also lease offices for our support operations in Reno, Nevada; Dublin, Ireland; and Pune, India. We may further expand our facilities capacity as our employee base grows. We believe that we will be able to obtain additional space on commercially reasonable terms.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “COUP” since October 6, 2016.  Prior to that date, there was no public trading market for our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market.

	High	Low
Year ended January 31, 2017
Fourth quarter	$32.96	$23.52
Third quarter (beginning October 6, 2016)	$41.61	$24.70

Holders

As of January 31, 2017 there were 351 registered stockholders of record of our common stock and we believe a substantially greater number of beneficial owners who hold shares through brokers, banks or other nominees.

Dividends

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to pay dividends will be made at the discretion of our board of directors subject to applicable laws and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. Our future ability to pay cash dividends on our capital stock may also be limited by the terms of any future debt or preferred securities or future credit facility.

Use of Proceeds

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

The remainder of the information required by this item regarding the use of our IPO proceeds has been omitted pursuant to SEC rules because such information has not changed since our last periodic report was filed.

Unregistered Sales of Equity Securities

On December 30, 2016, we issued 150,545 shares of our common stock in connection with the acquisition of substantially all the assets of Spend360 International Limited. This transaction was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation S.

On November 1, 2016, we issued and sold an aggregate of 36,971 shares of our common stock at an exercise price of $1.35 per share for a total of $50,000 upon the exercise of warrants to purchase shares of our common stock. The shares of common stock were issued pursuant to Section 4(a)(2) of the Securities Act.

Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the Nasdaq Computer Index. The graph assumes $100 was invested at the market close on October 6, 2016, which was our initial trading day, in our common stock. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. Our offering price of our common stock in our IPO, which had a closing stock price of $33.28 on October 6, 2016, was $18.00 per share.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included within this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended January 31, 2017, 2016 and 2015, and the consolidated balance sheet data as of January 31, 2017 and 2016 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of January 31, 2015 are derived from audited consolidated financial statements which are not included in this Form 10-K. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For the year ended
	January 31,
	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription services	$117,788	$75,667	$43,051
Professional services and other	15,987	8,011	7,794
Total revenues	133,775	83,678	50,845

Cost of revenues:
Subscription services(1)	25,055	16,804	8,813
Professional services and other(1)	21,214	15,107	9,911
Total cost of revenues	46,269	31,911	18,724
Gross profit	87,506	51,767	32,121

Operating expenses:
Research and development(1)	30,262	22,767	11,887
Sales and marketing(1)	68,562	54,713	33,724
General and administrative(1)	24,106	19,540	13,146
Total operating expenses	122,930	97,020	58,757
Loss from operations	(35,424)	(45,253)	(26,636)
Other expense, net	(1,335)	(568)	(563)
Loss before provision for income taxes	(36,759)	(45,821)	(27,199)
Provision for income taxes	848	335	101
Net loss and comprehensive loss	$(37,607)	$(46,156)	$(27,300)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(1.88)	$(9.81)	$(9.10)

Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted(2)	19,988	4,704	2,999

Other Financial Data:
Non-GAAP operating loss	$(24,869)	$(32,355)	$(17,818)
Non-GAAP net loss	$(27,125)	$(33,258)	$(18,482)

(1)	Includes stock-based compensation expense as follows:

	For the year ended
	January 31,
	2017	2016	2015
	(in thousands)
Cost of revenues:
Subscription services	$715	$235	$109
Professional services and other	772	1,014	110
Research and development	1,766	1,236	337
Sales and marketing	3,130	1,347	433
General and administrative	3,069	6,736	818
Total stock-based compensation	$9,452	$10,568	$1,807

(2)	See Note 13 to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders.

	As of January 31, 2017
	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$201,721	$92,348	$41,974
Working capital	153,039	48,601	13,278
Total assets	283,864	139,926	69,606
Deferred revenue, current and non-current	90,840	64,926	40,739
Convertible preferred stock	—	164,950	88,444
Total stockholders’ equity (deficit)	173,892	(106,239)	(72,569)

Non‑GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non‑GAAP measures are useful in evaluating our operating performance. We regularly review the measures set forth below as we evaluate our business.

	For the year ended
	January 31,
	2017	2016	2015
	(in thousands)
Non-GAAP operating loss	$(24,869)	$(32,355)	$(17,818)
Non-GAAP net loss	$(27,125)	$(33,258)	$(18,482)

We define non‑GAAP operating loss as operating loss before stock‑based compensation, litigation‑related costs and amortization of acquired intangible assets. We define non‑GAAP net loss as net loss and comprehensive loss before stock‑based compensation, litigation‑related costs and amortization of acquired intangible assets and related tax effects.

We believe non‑GAAP operating loss and non-GAAP net loss provide investors and other users of our financial information consistency and comparability with our past financial performance and facilitate period to period comparisons of operations. We believe non‑GAAP operating loss and non-GAAP net loss are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance.

We use non‑GAAP operating loss and non-GAAP net loss in conjunction with traditional GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non‑GAAP operating loss and non-GAAP net loss should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.

We compensate for these limitations by providing investors and other users of our financial information a reconciliation of non‑GAAP operating loss to loss from operations and non-GAAP net loss to net loss and comprehensive loss, the related GAAP financial measures. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non‑GAAP operating loss and non-GAAP net loss in conjunction with loss from operations and net loss and comprehensive loss. The following tables provide a reconciliation of loss from operations to non‑GAAP operating loss and from net loss and comprehensive loss to non-GAAP net loss:

	For the year ended
	January 31,
	2017	2016	2015
	(in thousands)
Loss from operations	$(35,424)	$(45,253)	$(26,636)
Stock-based compensation	9,452	10,568	1,807
Litigation-related costs	151	1,943	6,958
Amortization of acquired intangible assets	952	387	53
Non-GAAP operating loss	$(24,869)	$(32,355)	$(17,818)

	For the year ended
	January 31,
	2017	2016	2015
	(in thousands)
Net loss and comprehensive loss	$(37,607)	$(46,156)	$(27,300)
Stock-based compensation	9,452	10,568	1,807
Litigation-related costs	151	1,943	6,958
Amortization of acquired intangible assets	952	387	53
Aggregate adjustment for income taxes	(73)	—	—
Non-GAAP net loss	$(27,125)	$(33,258)	$(18,482)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.  As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those identified below, those discussed in “Note About Forward-Looking Statements” and those discussed in the section titled “Risk Factors” under Part I, Item 1A  in this Annual Report on Form 10-K.

Overview

We are a leading provider of a spend management solutions, with a unified, cloud-based platform that connects our customers with more than 2 million suppliers globally.

Our platform provides greater visibility into and control over how companies spend money. Using our platform, businesses are able to achieve real, measurable value and savings that drive their profitability; we call this “Value as a Service.” We refer to the process companies use to purchase goods and services as spend management and to the money that they manage with this process as spend under management.  We offer a unified, cloud-based spend management platform that is tightly integrated and delivers a broad range of capabilities that would otherwise require the purchase and use of multiple disparate point applications. The core of our platform consists of procurement, invoicing and expense management modules that form our transactional engine and capture a company’s spend. In addition, our platform offers supporting modules, including sourcing, analytics, contract management, supplier management, inventory management and storefront, that help companies further manage their spend. Moreover, through our Coupa Open Business Network, suppliers of all sizes can easily interact with buyers electronically, thus significantly reducing paper, improving operating efficiencies and reducing costs.

We offer access to our platform under a Software-as-a-Service (SaaS) business model. At the time of initial deployment, our customers often make a set of common functions available to the majority of their employees, as well as incremental modules for regular employees and procurement specialists, which we refer to as power users. Therefore, we are typically able to capture most of the expected annual recurring revenue opportunity at the inception of our customer relationships, rather than targeting specific power users at the outset of the customer relationship with the intention of expanding and getting more annual recurring revenue at later stages of the customer relationship. Customers can rapidly implement our platform, with implementation periods typically ranging from a few weeks to several months. Customers also benefit from software updates that typically require little downtime.

We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the years ended January 31, 2017, 2016 and 2015, respectively.

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

We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and modules to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa (EMEA), Latin America (LATAM) and Asia-Pacific (APAC). The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 32%, 28% and 25%, respectively, of our total revenues for the years ended January 31, 2017, 2016 and 2015. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.

Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in any or all of the international markets we enter.

In October 2016, we completed our initial public offering, or IPO, in which we issued and sold 8,510,000 shares of common stock inclusive of the underwriters’ option to purchase additional shares that was exercised in full. We received aggregate proceeds of $142.5 million from the IPO, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $5.3 million. Upon the closing of the IPO, all shares of our outstanding preferred stock automatically converted into 34,610,979 shares of common stock.

In December 2016, we completed the acquisition of substantially all of the assets of Spend360. Spend360 is an analytics solution that uses deep machine learning and artificial intelligence to structure and cleanse data in a format that is usable to finance and procurement professionals. The price for the acquisition was $10.1 million, paid in cash of $7.8 million and through the issuance of 94,241 shares of our common stock for an aggregate fair value of $2.3 million. We accounted for the transaction using the acquisition method, which requires, among other things, that the assets acquired and liabilities assumed in a business combination be recognized at their respective estimated fair values as of the acquisition date.

Our Business Model

Our business model focuses on maximizing the lifetime value of a customer relationship, and we continue to make significant investments in order to grow our customer base. Due to our subscription model, we recognize subscription revenues ratably over the term of the subscription period. As a result, the profitability of a customer to our business in any particular period depends in part upon how long a customer has been a subscriber on our platform. In general, the associated upfront costs with respect to new customers are higher in the first year than the aggregate revenues we recognize from those new customers in the first year. We believe that, over time, as our customer base grows and a relatively higher percentage of our subscription revenues are attributable to renewals versus new customers or upsells to existing customers, associated sales and marketing expenses and other allocated upfront costs as a percentage of revenues will decrease, subject to investments we plan to make in our business. Over the lifetime of the customer relationship, we also incur sales and marketing costs to manage the account, renew or upsell the customer to more modules and more users. However, these costs are significantly less than the costs initially incurred to acquire the customer. We calculate the lifetime value of our customers and associated customer acquisition costs for a particular year by comparing (i) gross profit from net new subscription revenues for the year multiplied by the inverse of the estimated subscription renewal rate to (ii) total sales and marketing expense incurred in the preceding year. On this basis, we estimate that for each of fiscal 2017, 2016 and 2015, the calculated lifetime value of our customers has exceeded six times the associated cost of acquiring them.

Key Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of January 31,
	2017	2016	2015
Cumulative Spend Under Management ($ billions)	$364.6	$189.5	$110.1
Backlog ($ millions)	$168.2	$131.8	$82.4
Deferred Revenue ($ millions)	$90.8	$64.9	$40.7
Total Customers	535	414	312

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

Backlog and Deferred Revenue

Backlog represents future non-cancellable amounts to be invoiced under our agreements. We generally sign multiple-year subscription contracts and invoice an initial annual amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, deferred revenue, accounts receivable or elsewhere in our consolidated financial statements, and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately half of our backlog as of January 31, 2017, will be invoiced during the fiscal year ended January 31, 2018, primarily due to the fact that our contracts are typically three years in length.

In addition, our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenues as of the end of a reporting period. We generally sign multiple year subscription contracts for our platform and invoice an initial amount at contract signing followed by subsequent annual invoices. The majority of our deferred revenue balance consists of subscription revenues that are recognized ratably over the contractual period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues and provides visibility into future revenue streams. Greater than 70% of the revenues recognized during each of the fiscal years ended January 31, 2017, 2016 and 2015 were comprised of (1) the short-term deferred revenue balance at the beginning of the year, plus (2) the backlog at the beginning of the year that was recognized during that year, plus (3) renewals that occurred during the year for customers in existence at the beginning of the year.

Total Customers

We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large corporation that has an active contract with us or our partner to access our services. We believe the number of total customers is a key indicator of our market penetration, growth and future revenues. Our ability to attract new customers is primarily affected by the effectiveness of our marketing programs and our direct sales force. Accordingly, we have aggressively invested in and intend to continue to invest in our direct sales force. In addition, we are continuing to pursue additional partnerships with global systems integrators and other strategic partners.

Components of Results of Operations

Revenues

We offer subscriptions to our cloud-based spend management platform, including procurement, invoicing and expense management. We derive our revenues primarily from subscription fees and professional services fees.  Subscription revenues consist primarily of fees to provide our customers access to our cloud-based platform, which includes routine customer support at no additional cost. Professional services fees include deployment services, optimization services, and training. Subscription revenues are a function of the number of customers, the number of users at each customer, the number of modules subscribed to by each customer, the price of our modules, and renewal rates.

Subscription revenues accounted for approximately 88%, 90% and 85%, respectively, of our revenues for the fiscal years ended January 31, 2017, 2016 and 2015. Subscription fees are recognized ratably as revenues over the contract term beginning on the date the application is made available to the customer. Our new business subscriptions typically have a term of three years, although some of our customers opt for a shorter or longer period. We generally invoice our customers in annual installments at the beginning of each year in the subscription period. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period. Amounts that have not been invoiced are not reflected in our consolidated financial statements.

Professional services revenues consist primarily of fees associated with the implementation and configuration of our subscription service. Professional services are generally sold on a fixed-fee or time-and-materials basis. Revenue for time-and-material arrangements is recognized as the services are performed. For fixed‑fee and other types of arrangements entered into prior to the fourth quarter of the fiscal year ending January 31, 2017, professional services revenue was generally deferred and recognized upon the completion of the project under the completed performance method of accounting. During the fourth quarter of the fiscal year ending January 31, 2017, we developed the ability to accurately estimate professional services costs on a project basis. As such, revenue for fixed‑fee and other types of arrangements entered into after the third quarter of the fiscal year ending January 31, 2017 is recognized as services are performed under the proportional performance method of accounting.

Our professional services engagements typically span from a few weeks to several months, which, when accounted for under the completed performance method, makes it somewhat difficult to predict the timing of revenue recognition for such services. The terms of our typical professional services arrangements provide that our customers pay us within 30 days of invoice. Fixed-fee services arrangements are generally invoiced in advance. We have made significant investments in our professional services business that are designed to ensure customer success and adoption of our platform. We are continuing to invest in expanding our professional services partner ecosystem to further support our customers. As the professional services practices of our partner firms continue to develop, we expect them to increasingly contract directly with our subscription customers and we incentivize our sales force to further this objective.

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

Professional Services and Other Cost of Revenues

Cost of professional services and other cost of revenues consist primarily of personnel and related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses and stock-based compensation; the costs of contracted third-party vendors; and allocated overhead. These costs are generally expensed in the period incurred; therefore, the costs associated with our professional services revenues may not align with the period in which the corresponding professional services revenues are recognized because we use the completed performance method of accounting for professional services revenues under fixed-fee arrangements for professional services entered prior to the fourth quarter of the fiscal year ending January 31, 2017.

During the fourth quarter of the fiscal year ending January 31, 2017, we developed the ability to accurately estimate professional services costs on a project basis. As such, revenue for fixed‑fee and other types of arrangements entered into after the third quarter of the fiscal year ending January 31, 2017 is recognized as services are performed under the proportional performance method of accounting. However, our results for the fiscal year ended January 31, 2017, do not reflect a material impact from this change, since the proportional performance method of accounting has been only applied prospectively to arrangements entered into during the fourth quarter of the fiscal year ending January 31, 2017.

Professional services associated with the implementation and configuration of our subscription platform are performed directly by our services team, as well as by contracted third-party vendors. In cases in which third party vendors invoice Coupa for services performed for our customers, those fees are accrued over the requisite service period.

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel costs of our development team, including salaries, benefits, bonuses, stock-based compensation expense and allocated overhead costs. Our cycle of frequent updates has facilitated rapid innovation and the introduction of new modules throughout our history. We have aggressively invested, and intend to continue to invest, in developing technology to support our growth. We capitalize certain software development costs that are attributable to developing new modules and features and adding incremental functionality to our platform, and we amortize such costs as costs of subscription revenues over the estimated life of the new application or incremental functionality, which is two years.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Commissions earned by our sales force that can be associated directly with a noncancellable subscription contract are deferred and amortized over the same period that revenues are to be recognized for the related noncancellable contract. Other sales and marketing costs include promotional events to promote our brand, including our INSPIRE conferences, advertising and allocated overhead.

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

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. and international deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	For the year ended
	January 31,
	2017	2016	2015
	(in thousands)
Revenues:
Subscription services	$117,788	$75,667	$43,051
Professional services and other	15,987	8,011	7,794
Total revenues	133,775	83,678	50,845
Cost of revenues:
Subscription services	25,055	16,804	8,813
Professional services and other	21,214	15,107	9,911
Total cost of revenues	46,269	31,911	18,724
Gross profit	87,506	51,767	32,121
Operating expenses:
Research and development	30,262	22,767	11,887
Sales and marketing	68,562	54,713	33,724
General and administrative	24,106	19,540	13,146
Total operating expenses	122,930	97,020	58,757
Loss from operations	(35,424)	(45,253)	(26,636)
Other expense, net	(1,335)	(568)	(563)
Loss before provision for income taxes	(36,759)	(45,821)	(27,199)
Provision for income taxes	848	335	101
Net loss and comprehensive loss	$(37,607)	$(46,156)	$(27,300)

	For the year ended
	January 31,
	2017	2016	2015
Revenues:
Subscription services	88%	90%	85%
Professional services and other	12	10	15
Total revenues	100	100	100
Cost of revenues:
Subscription services	19	20	17
Professional services and other	16	18	20
Total cost of revenues	35	38	37
Gross profit	65	62	63
Operating expenses:
Research and development	23	27	24
Sales and marketing	51	65	66
General and administrative	18	24	26
Total operating expenses	92	116	116
Loss from operations	(27)	(54)	(53)
Other expense, net	(1)	(1)	(1)
Loss before provision for income taxes	(28)	(55)	(54)
Provision for income taxes	1	—	—
Net loss and comprehensive loss	(29)%	(55)%	(54)%

Fiscal Years Ended January 31, 2017, 2016 and 2015

Revenues

	For the year ended
	January 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
	(in thousands)
Subscription services	$117,788	$75,667	$43,051	56%	76%
Professional services and other	15,987	8,011	7,794	100%	3%
Total revenues	$133,775	$83,678	$50,845	60%	65%

Total revenues were $133.8 million for the fiscal year ended January 31, 2017 compared to $83.7 million for the fiscal year ended January 31, 2016, an increase of $50.1 million, or 60%. Subscription services revenues were $117.8 million, or 88% of total revenues, for the fiscal year ended January 31, 2017, compared to $75.7 million, or 90% of total revenues, for the fiscal year ended January 31, 2016. This increase was primarily due to the acquisition of new customers, an increase in average subscription revenue per customer and add-on subscription revenue from the sale of new users or modules to existing customers. Professional services revenues were $16.0 million for the fiscal year ended January 31, 2017 compared to $8.0 million for the fiscal year ended January 31, 2016. This increase of $8.0 million, or 100%, was primarily due to an increase in the number of completed new-customer implementation projects. During the fourth quarter of the fiscal year ending January 31, 2017, we developed the ability to accurately estimate professional services costs on a project basis. As such, revenue for fixed‑fee and other types of arrangements entered into after the third quarter of the fiscal year ending January 31, 2017 is recognized as services are performed under the proportional performance method of accounting. This change did not have a material impact on the revenues recognized during the fiscal year ended January 31, 2017 since it only has been applied prospectively to arrangements entered into during the fourth quarter of the fiscal year ending January 31, 2017.

Total revenues were $83.7 million for the fiscal year ended January 31, 2016, compared to $50.8 million for the fiscal year ended January 31, 2015, an increase of $32.9 million, or 65%. Subscription services revenues were $75.7 million, or 90% of total revenues, for the fiscal ended January 31, 2016, compared to $43.1 million, or 85% of total revenues, for the fiscal year ended January 31, 2016. The increase in subscription revenues was due primarily to the addition of new customers as compared to the prior year, as the number of customers increased from 312 as of January 31, 2015, to 414 as of January 31, 2016, representing a 33% increase. Also, we experienced increased adoption of our solutions by larger sized corporations during the fiscal year ended January 31, 2016, which drove an increase in average selling prices for the period. Increased add-on subscription revenue for current customers during the fiscal year ended January 31, 2016 also contributed to the year-over-year result. Professional services revenues were $8.0 million for the fiscal year ended January 31, 2016 compared to $7.8 million for the fiscal year ended January 31, 2015. This represents an increase of $0.2 million, or 3%, in professional services revenues, but also represents a decline in professional services revenues as a percentage of total revenues from 15% to 10%. During the year ended January 31, 2015, we recognized $2.1 million in professional services revenues from the completion of one specific customer contract that had been deferred from prior periods. The remainder of the decline was driven by changes in the timing of project completion for various projects for which revenue is recognized under the completed performance method of accounting.

Cost of Revenues

	For the year ended
	January 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
	(in thousands)
Subscription services	$25,055	$16,804	$8,813	49%	91%
Professional services and other	21,214	15,107	9,911	40%	52%
Total cost of revenues	$46,269	$31,911	$18,724	45%	70%

Cost of subscription services was $25.1 million for the fiscal year ended January 31, 2017, compared to $16.8 million for the fiscal year ended January 31, 2016, an increase of $8.3 million, or 49%. The increase in cost of subscription services was primarily due to an increase of $3.1 million in employee compensation costs related to higher headcount, an increase of $2.2 million in hosting fees to accommodate customer growth, an increase of $1.7 million in amortization of capitalized software development costs and intangible assets, and an increase of $1.3 million related to allocated facilities and other costs driven by our overall growth.

Cost of professional services was $21.2 million for the fiscal year ended January 31, 2017, compared to $15.1 million for the fiscal year ended January 31, 2016, an increase of $6.1 million, or 40%. The increase in cost of professional services was primarily due to an increase of $3.3 million in employee compensation costs related to higher headcount, an increase of $1.8 million for work performed by subcontractors for engagements where we had contracted directly with the customer to perform the professional services, and an increase of $1.0 million related to travel expenses and allocated facilities costs driven by our overall growth.

Costs of subscription services were $16.8 million for the fiscal year ended January 31, 2016, compared to $8.8 million for the fiscal year ended January 31, 2015, an increase of $8.0 million, or 91%. The increase in costs of subscription services was primarily due to an increase of $3.1 million in employee compensation costs related to higher headcount including an increase of $0.1 million attributable to stock-based compensation expense, an increase of $1.7 million in hosting fees due to customer growth, an increase of $1.2 million in amortization of capitalized software development costs and intangible assets, and an increase of $1.3 million related to allocated facilities and outside services costs driven by our overall growth.

Costs of professional services were $15.1 million for the fiscal year ended January 31, 2016, compared to $9.9 million for the fiscal year ended January 31, 2015, an increase of $5.2 million, or 52%. The increase in costs of professional services was primarily due to an increase of $4.5 million in employee compensation costs related to higher headcount including an increase of $0.9 million attributable to stock-based compensation expense, offset by a reduction of $0.5 million for work performed by subcontractors for engagements where we had contracted directly with the customer to perform the professional services. Most of our costs of professional services are recorded as period costs, and thus the costs may be reflected in our financial results sooner than the associated revenues.

Gross Profit

	For the year ended
	January 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
	(in thousands)
Gross profit	$87,506	$51,767	$32,121	69%	61%

Gross profit was $87.5 million for the fiscal year ended January 31, 2017, compared to $51.8 million for the fiscal year ended January 31, 2016, an increase of $35.7 million, or 69%. The increase in gross profit is the result of the increase in our subscription services revenues due primarily to the addition of new customers in the fiscal year. This was offset by negative professional services gross margins primarily because, through October 31, 2016, revenues from fixed-fee professional services agreements were generally deferred and recognized upon completion of the project under the completed performance method of accounting, while the related costs were recognized as incurred. Gross margin percentage was 65% for the fiscal year ended January 31, 2017, compared to 62% for the fiscal year ended January 31, 2016.

Gross profit was $51.8 million for the fiscal year ended January 31, 2016, compared to $32.1 million for the fiscal year ended January 31, 2015, an increase of $19.7 million, or 61%. The increase in gross profit is the result of the increase in our subscription services revenues due primarily to the addition of new customers in the fiscal year. This was offset by negative professional services gross margins as our revenues related to fixed-fee contracts are generally deferred and recognized upon completion of the project under the completed performance method of accounting, while the related costs are recognized as they are incurred. Gross margin percentage was 62% for the fiscal year ended January 31, 2016, compared to 63% for the fiscal year ended January 31, 2015.

Operating Expenses

Research and Development

	For the year ended
	January 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
	(in thousands)
Research and development	$30,262	$22,767	$11,887	33%	92%

Research and development expenses were $30.3 million for the fiscal year ended January 31, 2017, compared to $22.8 million for the fiscal year ended January 31, 2016, an increase of $7.5 million, or 33%. The increase was primarily due to an increase of $7.1 million in compensation costs related to higher headcount, and an increase of $1.6 million related to allocated facilities, travel and other costs driven by our overall growth. The increase in research and development costs has been partially offset by an increase in capitalized software development costs of $1.2 million.  We expect research and development expenses will continue to increase in absolute dollars in fiscal 2018 as we continue to invest in research and development activities.

Research and development expenses were $22.8 million for the fiscal year ended January 31, 2016, compared to $11.9 million for the fiscal year ended January 31, 2015, an increase of $10.9 million, or 92%. The increase was primarily due to an increase of $8.4 million in compensation costs related to higher headcount including an increase of $0.9 million attributable to stock-based compensation expense, an increase of $1.8 million related to consultants necessary to meet development needs, and an increase of $1.3 million related to allocated facilities and travel costs driven by our overall growth. The increase in research and development costs has been partially offset by an increase in capitalized software development costs of $1.0 million.

Sales and Marketing

	For the year ended
	January 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
	(in thousands)
Sales and marketing	$68,562	$54,713	$33,724	25%	62%

Sales and marketing expenses were $68.6 million for the fiscal year ended January 31, 2017, compared to $54.7 million for the fiscal year ended January 31, 2016, an increase of $13.9 million, or 25%. The increase was primarily due to an increase of $10.8 million in compensation costs related to higher headcount, an increase of $0.7 million in marketing and event costs, an increase of $1.1 million in costs due to additional travel expenses and an increase of $2.3 million related to allocated facilities costs and other costs driven by our overall growth.  This was offset by a decrease of $1.2 million in outsourced advertising, marketing, consulting and professional services.  We expect sales and marketing expenses will continue to increase in absolute dollars in fiscal 2018 as we continue to expand our operations.

Sales and marketing expenses were $54.7 million for the fiscal year ended January 31, 2016, compared to $33.7 million for the fiscal year ended January 31, 2015, an increase of $21.0 million, or 62%. The increase was primarily due to an increase of $12.8 million in compensation costs related to higher headcount including an increase of $0.9 million attributable to stock-based compensation expense, an increase of $3.2 million in marketing and event costs, an increase of $1.8 million in costs due to additional travel expenses and an increase of $2.3 million related to allocated facilities costs and other costs driven by our overall growth.

General and Administrative

	For the year ended
	January 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
	(in thousands)
General and administrative	$24,106	$19,540	$13,146	23%	49%

General and administrative expenses were $24.1 million for the fiscal year ended January 31, 2017, compared to $19.5 million for the fiscal year ended January 31, 2016, an increase of $4.6 million, or 23%. The increase was primarily due to an increase of $5.1 million in compensation costs related to higher headcount, $2.7 million for professional and outside services, $0.4 million due to increased bad debt expense and an increase of $2.0 million related to allocated facilities costs, travel and other costs driven by our overall growth.  These increases were partially offset by $3.9 million of stock-based compensation charges mainly resulting from the sale of common stock by certain employees and former employees during the fiscal year ended January 31, 2016, which did not recur during the fiscal year ended January 31, 2017. Additionally, there is a decrease of $1.8 million of litigation costs from fiscal 2016 that did not recur during the fiscal year ended January 31, 2017, due to the resolution of an ongoing litigation matter. We expect general and administrative expenses will continue to increase in absolute dollars in fiscal 2018 due to the growth of our company.

General and administrative expenses were $19.5 million for the fiscal year ended January 31, 2016, compared to $13.1 million for the fiscal year ended January 31, 2015, an increase of $6.4 million, or 49%. The increase was primarily due to an increase in stock-based compensation expense of $5.9 million, which included $5.6 million of stock-based compensation charges resulting from the sale of common stock by certain employees and former employees, as well as an increase of $2.4 million in other employee compensation costs, an increase of $2.1 million in costs related to professional and outside services and an increase of $0.5 million related to allocated facilities costs driven by our overall growth. This increase was partially offset by a decrease of $5.0 million in litigation-related costs. The increase in other employee compensation costs and costs related to professional and outside services during the fiscal year ended January 31, 2016, was driven by efforts to support our overall growth.

	For the year ended
	January 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
	(in thousands)
Other expense, net	$(1,335)	$(568)	$(563)	135%	1%

Other expense, net, was $1.3 million for the fiscal year ended January 31, 2017, compared to $0.6 million for the fiscal year ended January 31, 2016, an increase of $0.8 million, or 135%.  The increase was primarily related to the increase in currency losses of $0.5 million, due to the revaluation of accounts receivable held in foreign currency at January 31, 2017. In addition, there was an increase in mark-to-market expense related to an outstanding warrant, of $0.4 million during the fiscal year.

Other expense was $0.6 million for the fiscal year ended January 31, 2016, which is consistent with the amount for the fiscal year ended January 31, 2015.

	For the year ended
	January 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
	(in thousands)
Provision for income taxes	$848	$335	$101	153%	232%

Provision for income taxes was $0.8 million for the fiscal year ended January 31, 2017, compared to $0.3 million for the year ended January 31, 2016, an increase of $0.5 million, or 153%.  This increase is driven by our increased tax expense primarily in foreign jurisdictions.

Provision for income taxes was $0.3 million for the fiscal year ended January 31, 2016, compared to $0.1 million for the year ended January 31, 2015, an increase of $0.2 million, or 232%.  This increase is driven by our increased tax expense primarily in foreign jurisdictions.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2017, as well as the percentage of revenues that each line item represents for each quarter. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three months ended
	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,
	2017	2016	2016	2016	2016	2015	2015	2015
	(in thousands)
Revenues:
Subscription services	$33,834	$30,799	$27,783	$25,372	$23,288	$20,757	$17,333	$14,289
Professional services and other	4,184	4,643	3,349	3,811	3,076	2,044	1,371	1,520
Total revenues	38,018	35,442	31,132	29,183	26,364	22,801	18,704	15,809
Cost of revenues:
Subscription services	6,630	6,346	6,029	6,050	4,979	4,280	3,995	3,550
Professional services and other	4,763	5,031	5,452	5,968	4,960	3,914	3,639	2,594
Total cost of revenues	11,393	11,377	11,481	12,018	9,939	8,194	7,634	6,144
Gross profit	26,625	24,065	19,651	17,165	16,425	14,607	11,070	9,665
Operating expenses:
Research and development	8,037	7,179	7,206	7,840	6,579	5,965	5,792	4,431
Sales and marketing	17,159	16,315	19,252	15,836	16,196	14,306	13,532	10,679
General and administrative	7,865	6,068	4,620	5,553	4,632	3,709	8,719	2,480
Total operating expenses	33,061	29,562	31,078	29,229	27,407	23,980	28,043	17,590
Loss from operations	(6,436)	(5,497)	(11,427)	(12,064)	(10,982)	(9,373)	(16,973)	(7,925)
Other income (expense), net	174	(986)	(846)	323	(374)	(70)	(98)	(26)
Loss before provision for income taxes	(6,262)	(6,483)	(12,273)	(11,741)	(11,356)	(9,443)	(17,071)	(7,951)
Provision for income taxes	346	211	165	126	135	75	59	66
Net loss and comprehensive loss	$(6,608)	$(6,694)	$(12,438)	$(11,867)	$(11,491)	$(9,518)	$(17,130)	$(8,017)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.36)	$(2.13)	$(2.11)	$(2.21)	$(1.94)	$(3.69)	$(1.98)

	Three months ended
	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,
	2017	2016	2016	2016	2016	2015	2015	2015
Revenues:
Subscription services	89%	87%	89%	87%	88%	91%	93%	90%
Professional services and other	11	13	11	13	12	9	7	10
Total revenues	100	100	100	100	100	100	100	100
Costs of revenues:
Subscription services	17	18	19	21	19	19	21	22
Professional services and other	13	14	18	20	19	17	19	16
Total cost of revenues	30	32	37	41	38	36	41	39
Gross profit	70	68	63	59	62	64	59	61
Operating expenses:
Research and development	21	20	23	27	25	26	31	28
Sales and marketing	45	46	62	54	61	63	72	67
General and administrative	21	17	15	19	18	16	47	16
Total operating expenses	87	83	100	100	104	105	150	111
Loss from operations	(17)	(15)	(37)	(41)	(42)	(41)	(91)	(50)
Other income (expense), net	—	(3)	(3)	1	(1)	—	—	—
Loss before provision for income taxes	(17)	(18)	(40)	(40)	(43)	(41)	(91)	(50)
Provision for income taxes	1	1	1	—	1	—	—	—
Net loss and comprehensive loss	(18)%	(19)%	(41)%	(40)%	(44)%	(41)%	(91)%	(50)%

The following table presents a reconciliation of loss from operations to non-GAAP operating loss for each of the periods indicated:

	Three months ended
	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,
	2017	2016	2016	2016	2016	2015	2015	2015
	(in thousands)
Loss from operations	$(6,436)	$(5,497)	$(11,427)	$(12,064)	$(10,982)	$(9,373)	$(16,973)	$(7,925)
Stock-based compensation	3,803	2,384	1,559	1,706	1,009	1,526	7,474	559
Litigation-related costs	—	1	27	123	126	327	848	642
Amortization of acquired intangible assets	308	212	211	221	189	119	66	13
Non-GAAP operating loss	$(2,325)	$(2,900)	$(9,630)	$(10,014)	$(9,658)	$(7,401)	$(8,585)	$(6,711)

The following table presents a reconciliation of net loss and comprehensive loss to non-GAAP net loss for each of the periods indicated:

	Three months ended
	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,
	2017	2016	2016	2016	2016	2015	2015	2015
	(in thousands)
Net loss and comprehensive loss	$(6,608)	$(6,694)	$(12,438)	$(11,867)	$(11,491)	$(9,518)	$(17,130)	$(8,017)
Stock-based compensation	3,803	2,384	1,559	1,706	1,009	1,526	7,474	559
Litigation-related costs	—	1	27	123	126	327	848	642
Amortization of acquired intangible assets	308	212	211	221	189	119	66	13
Aggregate adjustment for income taxes	(8)	(20)	(7)	(38)	—	—	—	—
Non-GAAP net loss	$(2,505)	$(4,117)	$(10,648)	$(9,855)	$(10,167)	$(7,546)	$(8,742)	$(6,803)

Quarterly Revenues Trends

Our quarterly revenues increased sequentially for all periods presented due primarily to increases in the number of new customers, average selling prices and expanded relationships with existing customers. In some cases, revenues for professional services decreased period over period because revenues are generally deferred and recognized upon completion of the project. Further, certain implementation projects are contracted directly between partners and end customers, certain of which projects are of greater significance than others. As a result, our professional services revenues have experienced significant volatility in the past and we expect this volatility to continue. During the three month period ended January 31, 2017, we developed the ability to accurately estimate professional services costs on a project basis. As such, revenue for fixed‑fee and other types of arrangements entered into after the third quarter of the fiscal year ended January 31, 2017 is recognized as services are performed under the proportional performance method of accounting. However, our results for the three months and fiscal year ended January 31, 2017, do not reflect a material impact from this change, since the proportional performance method of accounting has only been applied prospectively to arrangements entered into during the three month period ended January 31, 2017.

Quarterly Costs and Expenses Trends

Costs of subscription services generally increased across all quarters presented due primarily to the continued expansion of our technical infrastructure and increased employee headcount. Costs of professional services generally increased across the quarters up to the three month period ended April 30, 2016 due primarily to increased employee headcount and increased consultant costs. Since the three month period ended April 30, 2016, for each of the three month periods presented,  costs of professional services sequentially decreased compared to each of the preceding three month periods mainly due to a reduction of subcontractor costs incurred during those periods.

Our research and development costs generally increased sequentially across the quarters presented, primarily due to the addition of personnel to support expanded operations. For the three month periods ended July 31, 2016, and October 31, 2016 research and development costs decreased compared to the preceding three month period, as the preceding three month period included increased employee compensation and consulting costs. For the three month period ended January 31, 2017, research and development costs increased due to higher employee costs for the period. Sales and marketing costs generally increased sequentially across the quarters presented, primarily due to the addition of personnel, increased event costs and increased marketing campaigns to support the growth of the business. For the three month periods ended April 30, 2016 and October 31, 2016, sales and marketing costs decreased compared to the previous three month periods, primarily due to a reduction in advertising and event costs. For the three month period ended July 31, 2016, sales and marketing costs increased mainly due to increased costs associated with our annual INSPIRE user conference. For the three month period ended January 31, 2017 sales and marketing costs increased compared to the preceding three month period mainly due to an increase of employee compensation costs. General and administrative costs increased significantly in the three months ended July 31, 2015, primarily due to stock-based compensation charges resulting from the sale of common stock by certain employees. For the three month periods ended January 31, 2016, April 31, 2016, October 31, 2016 and January 31, 2017 general and administrative costs increased primarily due to the addition of personnel to support our growth, as well as increased outside consulting services used during the periods. For the three month period ended July 31, 2016, general and administrative costs decreased compared to the previous period due to a reduction in outside consulting services used.

Our quarterly operating results may fluctuate due to various factors affecting our performance. In addition, we recognize revenues from subscription fees ratably over the term of the contract. Therefore, changes in our contracting activity in the near term may not impact changes to our reported revenues until future periods.

Liquidity and Capital Resources

As of January 31, 2017, our principal sources of liquidity were cash and cash equivalents totaling $201.7 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of bank deposits and money market funds. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months.

Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

Cash used in operating activities of $21.0 million for the fiscal year ended January 31, 2017, was primarily due to a net loss of $37.6 million, partially offset by stock-based compensation of $9.5 million, and depreciation and amortization, including deferred commissions, of $8.6 million. The net change in operating assets and liabilities was primarily due to an unfavorable change from increases in accounts receivable of $20.0 million, deferred commissions of $4.5 million and prepaid and other assets of $5.7 million, partially offset by the favorable change in the deferred revenue balance of $25.9 million and accrued expenses, accounts payable and other liabilities of $2.0 million.

Cash used in operating activities of $22.1 million for the fiscal year ended January 31, 2016, was primarily due to a net loss of $46.2 million, partially offset by stock-based compensation of $10.6 million and depreciation and amortization, including deferred commissions, of $5.6 million. Changes in working capital were favorable to cash flows from operations due to a change in the deferred revenue balance of $24.2 million, partially offset by an increase in accounts receivable of $8.3 million, an increase of capitalized deferred commissions of $5.4 million and other operating assets and liabilities changes.

Cash used in operating activities of $11.9 million for the fiscal year ended January 31, 2015 was primarily due to a net loss of $27.3 million, partially offset by stock-based compensation of $1.8 million, depreciation and amortization, including deferred commissions, of $2.8 million, and a change in working capital of $10.8 million. The net change in operating assets and liabilities was primarily due to a favorable change in the deferred revenue balance, offset by an unfavorable variance in accounts receivable, since the growth in amounts due from our customers exceeded cash collections for the period.

Investing Activities

Cash used in investing activities for the fiscal year ended January 31, 2017, of $11.2 million was primarily related to the acquisition of Spend360 for $6.8 million and purchases of property and equipment of $4.5 million.

Cash used in investing activities for the fiscal year ended January 31, 2016, of $5.3 million was primarily related to $3.9 million for purchases of property and equipment, as well as $1.4 million for business acquisitions.

Cash used investing activities for the fiscal year ended January 31, 2015, of $2.4 million was primarily related to purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the fiscal year ended January 31, 2017, of $141.6 million, was primarily due to the net proceeds raised in our IPO for $137.2 million and $4.3 million in proceeds from the exercise of stock options.

Cash provided by financing activities for the fiscal year ended January 31, 2016, of $77.7 million consisted primarily of net proceeds from the issuance of Series G convertible preferred stock of $75.7 million, and $2.1 million in proceeds from the exercise of stock options and preferred stock warrants.

Cash provided by financing activities for the fiscal year ended January 31, 2015, of $40.4 million consisted primarily of net proceeds from the issuance of Series F convertible preferred stock of $40.0 million, and $0.5 million in proceeds from the exercise of stock options

Off-Balance Sheet Arrangements

Through January 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

Our principal commitments and contractual obligations consist of obligations under operating leases for office facilities. The following table summarizes our non-cancelable contractual obligations as of January 31, 2017.

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Operating lease obligations	$8,626	$3,592	$4,703	$331	$—
Total contractual obligations	$8,626	$3,592	$4,703	$331	$—

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

Revenue Recognition

We derive our revenues primarily from subscription services fees and professional services fees. We offer subscriptions to our cloud modules through contracts that are typically three years in length. The arrangements do not contain general rights of return. The subscription contracts do not provide customers with the right to take possession of the software supporting the modules and, as a result, are accounted for as service contracts.

We commence revenue recognition for our subscription services and professional services when all of the following criteria are met:

•	there is persuasive evidence of an arrangement;
•	the service has been or is being provided to the customer;
•	collection of the fees is reasonably assured; and
•	the amount of fees to be paid by the customer is fixed or determinable.

Subscription Services Revenues

Subscription services revenues are recognized ratably over the contractual term of the arrangement beginning on the date that the service is made available to the customer, assuming all other revenue recognition criteria have been met.

Professional Services Revenues

Professional services are generally sold on a fixed-fee or time-and-materials basis. Revenues for time-and-material arrangements are recognized as the services are performed. For fixed-fee and other types of arrangements, revenues are generally deferred and recognized upon the completion of the project under the completed performance method of accounting. During the fourth quarter of the fiscal year ending January 31, 2017, we developed the ability to accurately estimate professional services costs on a project basis. As such, revenue for fixed‑fee and other types of arrangements entered into after the third quarter of the fiscal year ending January 31, 2017 is recognized as services are performed under the proportional performance method of accounting.

Multiple Deliverable Arrangements

For arrangements with multiple deliverables, we evaluate whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, we account for each deliverable separately, recognizing the respective revenues as the services are delivered. If one or more of the deliverables does not have standalone value upon delivery, the deliverables without standalone value are combined with the final deliverable within the arrangement and treated as a single unit of accounting. Revenues for arrangements treated as a single unit of accounting are generally recognized over the subscription services period, which is typically the final deliverable.

We have determined that our subscription services have standalone value, as we sell our subscriptions separately. The professional services related to our subscription services also have standalone value as numerous partners are trained to perform these professional services and these partners have a history of successfully completing significant deployments of our software platform.

When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on the relative selling price of each unit of accounting. Multiple deliverable arrangement accounting guidance provides a hierarchy when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (VSOE) of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (TPE) of selling price is used to establish the selling price if it exists. VSOE and TPE do not currently exist for any of our deliverables. Accordingly, for arrangements with multiple deliverables that can be separated into different units of accounting, the relative selling price of each unit of accounting is based on best estimate of selling price (BESP).

We determine the BESP for deliverables based on overall pricing objectives, market conditions and entity-specific factors. This includes a review of historical data taking into consideration the size of the arrangements, the cloud applications being sold, customer demographics and the numbers and types of users within the arrangements.

Deferred Commissions

We capitalize commission costs that are incremental and directly related to the acquisition of customer contracts. Commissions are earned by sales personnel upon the execution of the sales contracts, and commission payments are generally made shortly after they are earned. Deferred commissions are amortized over the term of the related non-cancelable customer contract. We capitalized commission costs of $4.5 million and amortized $4.0 million during the fiscal year ended January 31, 2017. We capitalized commission costs of $5.4 million and amortized $2.8 million to expense during the fiscal year ended January 31, 2016. We capitalized commission costs of $3.2 million and amortized $1.4 million to expense during the fiscal year ended January 31, 2015.

Capitalized Software Development Costs

We capitalize certain development costs incurred in connection with software development for our cloud-based platform. Costs incurred in the preliminary stages of development are expensed as incurred.

Once software has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. These software development costs are recorded as part of property and equipment. Capitalized software development costs are amortized on a straight-line basis over the technology’s estimated useful life, which is two years. During the fiscal year ended January 31, 2017 we capitalized $4.3 million in software development costs. Amortization expense related to software development costs was approximately $3.3 million for the fiscal year ended January 31, 2017. We capitalized software development costs of $3.2 million and amortized $2.2 million to expense during the fiscal year ended January 31, 2016. We capitalized software development costs of $2.1 million and amortized $1.2 million to expense during the fiscal year ended January 31, 2015.

Software development costs incurred in the maintenance and minor upgrade and enhancement of internal-use software are expensed as incurred.

Stock-Based Compensation

Stock-based compensation expense is measured and recognized in the financial statements based on the fair value of the awards granted. The fair value of a stock option is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of an RSU is measured using the fair value of our common stock on the date of the grant. Stock-based compensation expense is recognized, net of forfeitures, over the requisite service periods of the awards, which is generally four years.

Our use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the fair value of our underlying common stock prior to the initial public offering, expected term of the option, expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

These assumptions and estimates are as follows:

•

Fair Value of Common Stock. Prior to our initial public offering in October 2016, our stock was not publicly traded and we estimated the fair value of common stock using various methodologies, including valuation analyses performed by third-party valuation firms. After the initial public offering, we used the publicly quoted price as the fair value of our common stock.

•

Expected Term. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. To determine the expected term, we generally apply the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award as we do not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

•	Risk-Free Interest Rate. We base the risk-free interest rate on the yields of U.S. Treasury securities with maturities approximately equal to the term of employee stock option awards.
•

Expected Volatility. As we do not have a trading history for our common stock, the expected volatility for our common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option awards. Industry peers consist of several public companies in our industry which are either similar in size, stage of life cycle or financial leverage.

•	Dividend Rate. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. As a result, we use a dividend rate of zero.

We must also estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures. Quarterly changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. A higher revised forfeiture rate than previously estimated will result in an adjustment that will decrease the stock-based compensation expense recognized in the consolidated statement of operations. A lower revised forfeiture rate than previously estimated will result in an adjustment that will increase the stock-based compensation expense recognized in the consolidated statement of operations.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

Business Combinations and Valuation of Goodwill and Other Acquired Intangible Assets

We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Accounting for business combinations requires our management to make significant estimates and assumptions at the acquisition date, including estimated fair value of acquired intangible assets, and related amortization period. The estimates of fair value require management to also make estimates of, among other things, future expected cash flows, discount rates or expected costs to reproduce an asset. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, these estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

We review goodwill for impairment annually during the fourth quarter or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of January 31, 2017, no impairment of goodwill has been identified.

Acquired finite-lived intangible assets are amortized over their estimated useful lives. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. We have not recorded any significant impairment charges during the years presented.

In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of our finite-lived intangible assets. If we modify the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized over the revised estimated useful life.

Recent Accounting Pronouncements

Refer to Note 2, “Significant Accounting Policies” in the notes to our consolidated financial statements for analysis of recent accounting pronouncements that are applicable to our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of January 31, 2017, we had cash and cash equivalents of $201.7 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included in our consolidated financial statements and set forth in the pages indicated in Part IV, Item 15(a) of this Annual Report on Form 10‑K. and is incorporated herein by reference.  The supplementary financial information required by this Item 8 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item will be set forth in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2017 (Proxy Statement) and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents Filed with Report

(1) Financial Statements.

(2) Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

	Balance as of beginning of year	Additions	Deductions	Balance as of end of year
Year ended January 31, 2017
Allowance for doubtful accounts	$115	$562	$(5)	$672
Year ended January 31, 2016
Allowance for doubtful accounts	$189	$126	$(200)	$115

(3) Exhibits.

The information required by this Item is set forth on the exhibit index that follows the signature page of this Annual Report on Form 10-K.

(b) Exhibits: See Item 15(a)(3), above.

(c) Financial Statement Schedules: See Item 15(a)(2), above.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: April 3, 2017	By:	/s/ Robert Bernshteyn
Robert Bernshteyn
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert Bernshteyn and Todd Ford, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Bernshteyn	Chief Executive Officer and Director	April 3, 2017
Robert Bernshteyn	(Principal Executive Officer)

/s/ Todd Ford	Chief Financial Officer (Principal Financial	April 3, 2017
Todd Ford	and Accounting Officer)

/s/ Neeraj Agrawal	Director	April 3, 2017
Neeraj Agrawal

/s/ Charles Beeler	Director	April 3, 2017
Charles Beeler

/s/ Leslie Campbell	Director	April 3, 2017
Leslie Campbell

/s/ Roger Siboni	Director	April 3, 2017
Roger Siboni

/s/ Tayloe Stansbury	Director	April 3, 2017
Tayloe Stansbury

/s/ Scott Thompson	Director	April 3, 2017
Scott Thompson

/s/ Frank van Veenendaal	Director	April 3, 2017
Frank van Veenendaal

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Coupa Software Incorporated

We have audited the accompanying consolidated balance sheets of Coupa Software Incorporated as of January 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coupa Software Incorporated at January 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California

April 3, 2017

COUPA SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of January 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$201,721	$92,348
Accounts receivable, net of allowances	47,614	27,979
Prepaid expenses and other current assets	9,150	4,549
Deferred commissions, current portion	3,091	3,137
Total current assets	261,576	128,013
Property and equipment, net	4,642	3,775
Deferred commissions, net of current portion	2,895	2,386
Goodwill	6,306	1,605
Intangible assets, net	5,848	1,369
Other assets	2,597	2,778
Total assets	$283,864	$139,926
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,175	$1,096
Accrued expenses and other current liabilities	17,490	14,446
Deferred revenue, current portion	89,872	63,870
Total current liabilities	108,537	79,412
Deferred revenue, net of current portion	968	1,056
Other liabilities	467	747
Total liabilities	109,972	81,215
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.0001 par value per share; zero and 133,875,417 shares authorized at January 31, 2017 and January 31, 2016; zero and 33,431,855 shares issued and outstanding at January 31, 2017 and January 31, 2016, respectively; aggregate liquidation preference of zero and $169,247 at January 31, 2017 and January 31, 2016, respectively	—	164,950
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value per share; 25,000,000 and zero shares authorized at January 31, 2017 and 2016; zero shares issued and outstanding at January 31, 2017 and 2016, respectively	—	—
Common stock, $0.0001 par value per share; 625,000,000 and 225,000,000 shares authorized at January 31, 2017 and January 31, 2016; 50,251,541 and 5,758,338 shares issued and outstanding as of January 31, 2017 and January 31, 2016, respectively	5	1
Additional paid-in capital	334,363	16,629
Accumulated deficit	(160,476)	(122,869)
Total stockholders’ equity (deficit)	173,892	(106,239)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$283,864	$139,926

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the year ended
	January 31,
	2017	2016	2015
Revenues:
Subscription services	$117,788	$75,667	$43,051
Professional services and other	15,987	8,011	7,794
Total revenues	133,775	83,678	50,845
Cost of revenues:
Subscription services	25,055	16,804	8,813
Professional services and other	21,214	15,107	9,911
Total cost of revenues	46,269	31,911	18,724
Gross profit	87,506	51,767	32,121
Operating expenses:
Research and development	30,262	22,767	11,887
Sales and marketing	68,562	54,713	33,724
General and administrative	24,106	19,540	13,146
Total operating expenses	122,930	97,020	58,757
Loss from operations	(35,424)	(45,253)	(26,636)
Other expense, net	(1,335)	(568)	(563)
Loss before provision for income taxes	(36,759)	(45,821)	(27,199)
Provision for income taxes	848	335	101
Net loss and comprehensive loss	$(37,607)	$(46,156)	$(27,300)
Net loss per share attributable to common stockholders, basic and diluted	$(1.88)	$(9.81)	$(9.10)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	19,988	4,704	2,999

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 31, 2014	23,543,199	$48,472	3,067,348	$1	$1,793	$(49,413)	$(47,619)
Issuance of Series F convertible preferred stock, net of issuance costs of $28	4,944,371	39,972	—	—	—	—	—
Exercise of stock options	—	—	1,136,298	—	410	—	410
Vesting of early exercised stock options	—	—	—	—	86	—	86
Stock-based compensation expense	—	—	—	—	1,854	—	1,854
Net loss	—	—	—	—	—	(27,300)	(27,300)
Balance at January 31, 2015	28,487,570	88,444	4,203,646	1	4,143	(76,713)	(72,569)
Issuance of Series G convertible preferred stock, net of issuance costs of $4,269	4,783,762	75,731	—	—	—	—	—
Exercise of Series E preferred stock warrants	160,523	775	—	—	—	—	—
Issuance of common stock for acquisitions	—	—	314,386	—	1,269	—	1,269
Exercise of stock options	—	—	1,240,306	—	477	—	477
Vesting of early exercised stock options	—	—	—	—	142	—	142
Stock-based compensation expense	—	—	—	—	10,598	—	10,598
Net loss	—	—	—	—	—	(46,156)	(46,156)
Balance at January 31, 2016	33,431,855	164,950	5,758,338	1	16,629	(122,869)	(106,239)
Initial public offering, net of issuance costs of $5,344	—	—	8,510,000	1	137,112	—	137,113
Conversion of preferred stock	(33,431,855)	(164,950)	34,610,979	3	164,947	—	164,950
Issuance of common stock for acquisitions	—	—	150,545	—	2,357	—	2,357
Exercise of Series E preferred stock warrants	—	—	36,971	—	924	—	924
Exercise of stock options	—	—	1,184,708	—	2,186	—	2,186
Vesting of early exercised stock options	—	—	—	—	606	—	606
Stock-based compensation expense	—	—	—	—	9,551	—	9,551
Excess income tax benefit	—	—	—	—	51	—	51
Net loss	—	—	—	—	—	(37,607)	(37,607)
Balance at January 31, 2017	—	$—	50,251,541	$5	$334,363	$(160,476)	$173,892

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended
	January 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(37,607)	$(46,156)	$(27,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,575	2,758	1,377
Amortization of deferred commissions	4,004	2,834	1,384
Stock-based compensation	9,452	10,568	1,807
Change in fair value of preferred stock warrant liability	627	190	50
Other non-cash items	355	—	—
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	(20,041)	(8,314)	(8,659)
Prepaid expenses and other current assets	(4,600)	(1,289)	(807)
Other assets	(1,136)	(2,006)	(591)
Deferred commissions	(4,468)	(5,384)	(3,161)
Accounts payable	224	(121)	368
Accrued expenses and other liabilities	1,772	696	7,277
Deferred revenue	25,888	24,155	16,326
Net cash used in operating activities	(20,955)	(22,069)	(11,929)
Cash flows from investing activities
Purchase of property and equipment	(4,491)	(3,868)	(2,370)
Acquisitions, net of cash acquired	(6,750)	(1,426)	—
Net cash used in investing activities	(11,241)	(5,294)	(2,370)
Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting discounts, commissions and offering costs	137,216	(64)	—
Proceeds from the exercise of common stock options	4,252	1,570	466
Excess tax benefit from stock-based compensation	51	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	75,731	39,972
Proceeds from the exercise of preferred stock warrants	50	500	—
Net cash provided by financing activities	141,569	77,737	40,438
Net increase in cash and cash equivalents	109,373	50,374	26,139
Cash and cash equivalents at beginning of period	92,348	41,974	15,835
Cash and cash equivalents at end of period	$201,721	$92,348	$41,974
Supplemental disclosure of cash flow data
Cash paid for income taxes	$390	$17	$8
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in connection with acquisitions	$2,357	$1,269	$—
Vesting of early exercised stock options	$606	$142	$86
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$84	$184	$43
Conversion of convertible preferred stock to common stock	$164,950	$—	$—
Offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$1,254	$—

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

The Company

Coupa Software Incorporated (the “Company”) was incorporated in the state of Delaware in 2006. The Company provides a unified, cloud-based spend management platform that provide greater visibility into and control over how companies spend money. The platform enables businesses to achieve savings that drive profitability. The Company is based in San Mateo, California.

The Company’s fiscal year ends on January 31.

Initial Public Offering

In October 2016, the Company closed its initial public offering (“IPO”), in which it issued and sold 8,510,000 shares of common stock inclusive of the underwriters’ option to purchase additional shares that was exercised in full.   The Company received aggregate proceeds of $142.5 million from the IPO, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $5.3 million. Upon the closing of the IPO, all shares of its outstanding preferred stock automatically converted into 34,610,979 shares of common stock.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the results of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated during consolidation.

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

Segment Information

The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). The CEO reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment; cloud platform.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the U.S. dollar. Foreign currency transaction gains and losses are included in the consolidated statements of operations for the period in other expense, net. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenues and expenses are translated at the transaction spot rate. For the years

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

ended January 31, 2017, 2016 and 2015, foreign currency transaction gains and losses were comprised of a net loss of $638,000, $789,000 and $166,000, respectively.

Risks and Uncertainties

The Company’s services are concentrated in an industry which is characterized by significant competition, rapid technological advances and changes in customer requirements and industry standards. The success of the Company depends on management’s ability to anticipate and respond quickly and adequately to technological developments in the industry and changes in customer requirements and industry standards. Any significant delays in the development or introduction of services could have a material adverse effect on the Company’s business and operating results. Furthermore, the effects of potential legal activity that could be brought against the Company, including costs incurred to defend legal cases, relationships with customers and market perception, and the financial impact of any judicial decisions, could have a material adverse effect on the Company’s business and operating results.

The Company serves customers and users from data center facilities operated by a single third party, located in the U.S., Singapore, Ireland, Germany and Australia. The Company has internal procedures to restore services in the event of disasters at the current data center facilities. Even with these procedures for disaster recovery in place, cloud applications could be significantly interrupted during the procedures to restore services.

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

No customer balance comprised 10% or more of total accounts receivable at January 31, 2017 or 2016.

During the years ended January 31, 2017, 2016 and 2015, revenues by geographic area, based on billing addresses of the customers, was as follows:

	For the year ended
	January 31,
	2017	2016	2015
United States	$90,449	$60,411	$38,091
Foreign countries	43,326	23,267	12,754
Total revenues	$133,775	$83,678	$50,845

No single foreign country represented more than 10% of the Company’s revenues in any period.

Additionally, no single customer represented more than 10% of the Company’s revenues in any period.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and money market funds, trade receivables, accounts payable and preferred stock warrants. Cash and cash equivalents and warrants are reported at fair value. The recorded carrying amount of trade receivables and accounts payable approximates their fair value due to their short-term nature.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of less than three months from the date of purchase to be cash equivalents. The Company’s cash and cash equivalents consist of

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

monies held in bank demand deposits and money market funds and are presented at fair market value based on quoted market prices.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the normal course of business, and does not require cash collateral or other security to support the collection of customer receivables. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, historical experience, and communications with customers, and provides a reserve when needed. Accounts receivable are written off when deemed uncollectible. The allowance for doubtful accounts was $672,000 and $115,000 at January 31, 2017 and 2016, respectively.

Deferred Commissions

The Company capitalizes commission costs that can be associated specifically with a non-cancelable subscription contract. Commissions are earned by sales personnel upon the execution of the sales contract by the customer, and commission payments are made shortly after they are earned. Deferred commissions are amortized over the term of the related non-cancelable customer contract. The Company capitalized commission costs of $4.5 million, $5.4 million and $3.2 million and amortized $4.0 million, $2.8 million and $1.4 million to sales and marketing expense in the accompanying consolidated statements of operations during the years ended January 31, 2017, 2016 and 2015, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation related costs incurred for the maintenance and bug fixing of the Company’s software platform, as well as planning, predevelopment and post implementation costs associated with the development of enhancements to the Company’s software platform.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense totaled $446,000, $1.7 million and $360,000 for the years ended January 31, 2017, 2016 and 2015, respectively.

Capitalized Software Development Costs

The Company capitalizes certain development costs incurred in connection with software development for its cloud-based platform. Costs incurred in the preliminary stages of development are expensed as incurred. Once the software has reached the development stage, internal and external costs, if direct and incurred for adding incremental functionality to our platform, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. These software development costs are recorded as part of property and equipment.

Capitalized software development costs are amortized on a straight-line basis to cost of revenues—subscription services over the technology’s estimated useful life, which is two years. During the years ended January 31, 2017, 2016 and 2015, the Company capitalized $4.3 million, $3.2 million and $2.1 million, respectively, in software development costs.

Software development costs incurred in the maintenance and minor upgrade and enhancement of software without adding additional functionality are expensed as incurred.

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Furniture and equipment is amortized over an estimated useful life of three to five years. Leasehold improvements are amortized over the shorter of their useful life, estimated at five years, or the remaining term of the lease. Upon retirement or sale of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in the statement of operations. Maintenance and repair costs are expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill is the excess of costs over fair value of net assets of the business acquired. Goodwill and other intangible assets acquired that are determined to have an indefinite useful life are not amortized but are tested for impairment at least annually.

Other intangible assets, which consist of acquired developed technology and customer relationships, are recorded at fair value, net of accumulated amortization, and are amortized using the straight-line method. The Company assesses the impairment of long-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Company has not recorded impairment charges on goodwill and other intangible assets for the periods presented in these consolidated financial statements.

Revenue Recognition

The Company derives its revenues primarily from subscription services fees and professional services fees. The Company sells subscriptions to its cloud platform through contracts that are typically three years in length. The arrangements do not contain general rights of return. The subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.

The Company commences revenue recognition for its subscription services and professional services when all of the following criteria are met:

•	There is persuasive evidence of an arrangement;
•	The service has been or is being provided to the customer;
•	Collection of the fees is reasonably assured; and
•	The amount of fees to be paid by the customer is fixed or determinable.

Subscription Services Revenues

Subscription services revenues are recognized ratably over the contractual term of the arrangement beginning on the date that the service is made available to the customer, provided revenue recognized does not exceed amounts that are able to be invoiced, assuming all other revenue recognition criteria have been met.

Professional Services Revenues

Professional services are generally sold on a fixed-fee or time-and-materials basis. Revenue for time-and-material arrangements is recognized as the services are performed. For fixed‑fee and other types of arrangements entered into prior to the fourth quarter of the fiscal year ending January 31, 2017, professional services revenue was generally deferred and recognized upon the completion of the project under the completed performance method of accounting. During the fourth quarter of the fiscal year ending January 31, 2017, we developed the ability to accurately estimate professional services costs on a project basis. As such, revenue for fixed‑fee and other types of

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

arrangements entered into after the third quarter of the fiscal year ending January 31, 2017 is recognized as services are performed under the proportional performance method of accounting.

Multiple Deliverable Arrangements

For arrangements with multiple deliverables, the Company evaluates whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, the Company accounts for each deliverable separately, recognizing the respective revenue as the services are delivered.

The Company has determined that its subscription services have standalone value, as the Company sells its subscriptions separately. The professional services related to the Company’s subscription services also have standalone value as numerous partners are trained to perform these professional services and these partners have a history of contracting directly with customers and successfully completing deployments of the Company’s software platform.

When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified units of accounting based on the relative selling price of each unit of accounting. Multiple deliverable arrangement accounting guidance provides a hierarchy when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (“VSOE”) of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (“TPE”) of selling price is used to establish the selling price if it exists. VSOE and TPE do not currently exist for any of the Company’s deliverables. Accordingly, for arrangements with multiple deliverables that can be separated into different units of accounting, the relative selling price of each unit of accounting is based on best estimate of selling price (“BESP”).

The Company determines the BESP for deliverables based on overall pricing objectives, which take into consideration market conditions and entity-specific factors. This includes a review of historical data related to the size of arrangements, the cloud applications being sold, customer demographics and the numbers and types of users within the arrangements.

Cost of Subscription Services Revenue

Cost of subscription services revenue consist primarily of expenses related to the hosting of the Company’s subscription service and supporting the Company’s customers. These expenses are comprised of third-party hosting expenses, amortization of intangible assets and personnel and related costs directly associated with the Company’s cloud infrastructure and cloud operations, including salaries, benefits, bonuses and stock-based compensation and allocated overhead.

Overhead associated with facilities, information technology and depreciation, excluding depreciation related to the Company’s data center infrastructure, is allocated to the cost of revenue and operating expenses based on headcount by cost center.

Cost of Professional Services Revenue

Cost of professional services revenue consist primarily of personnel costs directly associated with deployment of the Company’s solution, including salaries, benefits, bonuses and stock-based compensation, travel costs and allocated overhead, and costs of subcontractors.

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

customers annually for the forthcoming year of service. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancellable contracts that have not yet been billed.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires that deferred income taxes be provided for temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. In addition, deferred tax assets are recorded for the future benefit from the utilization of net operating losses and research and development credit carryforwards. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized.

The Company’s policy for accounting for uncertainty in income taxes requires the evaluation of tax positions taken or expected to be taken in the course of the preparation of tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. Since the date of adoption of accounting for uncertain tax positions, the Company has accrued immaterial interest and penalties associated with unrecognized tax benefits for all periods presented.

Preferred Stock Warrant Liability

The Company’s freestanding warrants to purchase the Company’s convertible preferred stock were classified as liabilities on the consolidated balance sheets and recorded at fair value because these warrants may obligate the Company to transfer assets to the warrant holders at a future date under certain circumstances, such as a change in control, and because of a clause that modifies the number of shares of the warrants to compensate the holder in the event that the Company issues certain securities below the warrant exercise price per share. The warrants were subject to remeasurement to fair value at each balance sheet date, and any change in fair value was recognized in the consolidated statements of operations as other expense, net. Preferred stock warrants were exercised during the fiscal years ended January 31, 2017 and 2016 and any related preferred stock warrant liability was remeasured to fair value through the exercise date, and the remaining liability was reclassified to stockholders’ equity.

Stock-Based Compensation

The Company measures and recognizes stock-based compensation expense for all stock-based awards, including grants of stock, restricted stock units (“RSU”) and options to purchase stock, made to employees, outside directors and consultants based on estimated fair values.

The Company uses the Black-Scholes option pricing model to value its options at the date of grant based on certain assumptions. The Company recognizes stock-based compensation for grants that vest based on only a service condition using the straight-line single-option approach. The Company recognizes stock-based expenses related to shares issued pursuant to its 2016 Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the offering period, which is 24 months.

For RSUs granted before the IPO, the Company began recording stock-based compensation expense upon its IPO using the graded-vesting method because these awards vested upon satisfaction of both a service and a performance condition. For RSUs granted following its IPO, the Company recognizes stock-based compensation using the straight-line method. The fair value of an RSU is measured using the fair value of the Company’s common stock on the date of the grant.

The Company recognizes stock-based compensation expense from market-based awards using the graded-vesting method. The fair value of such awards is determined using a Monte Carlo simulation approach.

The Company records stock-based compensation expense from stock-based awards granted to non-employees at the estimated fair value of the awards upon vesting. The Company values options granted to non-employees using

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

the Black-Scholes option pricing model. These awards are remeasured over their term until vested, exercised, cancelled or expired.

Stock-based compensation expenses are recognized net of estimated forfeiture rate. The Company’s forfeiture rate is based on an analysis of its actual forfeitures. A higher (lower) revised forfeiture rate than previously estimated will result in an adjustment that will decrease (increase) the stock-based compensation expense recognized in the consolidated statement of operations.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss is composed only of net loss.

Recent Accounting Guidance

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

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. ASU 2015-05 was adopted by the Company in the first quarter of the year ending January 31, 2017. There was no material impact due to the adoption on a prospective basis of this new standard.

In August 2014, the FASB issued ASU No. 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard provides guidance on how and when reporting entities must disclose going-concern uncertainties in their financial statements. The guidance was adopted by the Company in the year ending January 31, 2017. There was no material impact due to the adoption of this new standard.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. ASU No. 2014-09 is effective for public entities for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 31, 2017. Early adoption is permitted for all public entities only as of annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2016. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company has not finalized a decision regarding the adoption method at this time. The Company is not planning to early adopt the new standard and is continuing to assess the impact of the adoption on its financial position, results of operations, cash flows and related disclosures and has not yet determined whether the effect will be material. The Company preliminarily believes that the new standard will impact revenue recognized due to the removal of the current limitation on contingent revenue. In addition commissions accounting under the new standard is expected to be significantly different than the Company’s current capitalization policy. The new standard will result in additional types of costs that will be capitalized and amounts will be amortized over

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

a period longer that the Company’s current policy of amortizing the deferred amounts over the specific revenue contract-terms.  The new standard also requires incremental disclosures including information about the remaining transaction price and when the Company expects to recognize revenue. The Company continues to assess the new standard along with industry trends and additional interpretive guidance and may adjust its interpretation and implementation plan accordingly.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, and classification in the statement of cash flows. The guidance is effective for public entities for annual periods beginning after December 15, 2016 and for all other entities for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company will adopt the standard as of February 1, 2017. Upon adoption, the main impact is expected to be recognizing all the previously unrecognized excess tax benefits through a cumulative-effect adjustment to accumulated deficit. The previously unrecognized excess tax effects will be recorded as a deferred tax asset, which the Company expects will be almost fully offset by a valuation allowance. In addition the Company expects to make an accounting policy election to account for forfeitures as they occur.

In November 2016, the FASB issued a new accounting standard update on the presentation of restricted cash in the statement of cash flows. The new guidance requires an entity to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows, and an entity will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard update on the financial statements and related disclosures.

In January 2017, the FASB issued a new accounting standard update on narrowing the definition of a business. The new guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is still evaluating the possibility to early adopt the new guidance. Adoption is expected to have no impact on the Company’s historical financial statements.

In January 26, 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment, and clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual reporting periods beginning after January 1, 2020 and interim periods within those fiscal years. The Company is currently assessing the potential impact of the adoption of ASC 2017-04 on its consolidated financial statements.

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 3. Business Combinations

Acquisition in fiscal year ended January 31, 2017

On December 30, 2016, the Company acquired substantially all the assets of Spend360 International Limited (“Spend360”), a United Kingdom based company which helps transform outdated data classification processes that rely on humans for accuracy with a modern, digitized system that uses innovative technologies to classify data more quickly and accurately.

The total purchase consideration of $10.1 million was paid in 94,241 shares of the Company’s common stock having a total fair value of $2.3 million and $7.8 million in cash of which $1.0 million is due twelve months after the acquisition date.

The acquisition of Spend360 was accounted for in accordance with the acquisition method of accounting for business combinations with Coupa as the accounting acquirer. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, using information currently available to us.

The Company expensed the related acquisition costs of $366,000 in general and administrative expenses in the accompanying consolidated statement of operations. Allocation of the purchase price of $10.1 million is as follows (in thousands):

Amount
Intangible assets	$5,431
Deferred revenue	(26)
Goodwill	4,701
Total purchase price allocation	$10,106

Intangible assets consist of developed technology. The estimated useful life and fair values of the developed technology is five years. The value of developed technology was estimated using the replacement cost method. The purchase price exceeded the fair value of identifiable intangible asset acquired, resulting in the recognition of goodwill. Goodwill is primarily attributable to expected synergies in our subscription offerings and cross-selling opportunities and is deductible for tax purposes.

Additionally, in connection with the acquisition, the Company issued 56,304 shares of the Company’s restricted common stock with a total fair value of $1.4 million. The shares have service-based vesting requirements and the value has therefore been excluded from the purchase consideration. The related value will be recognized on a straight-line basis as compensation expense over the requisite service period over three years from the acquisition date. In addition, the Company will pay up to $1.0 million dependent on the cumulative revenue earned through December 2018 by the acquired business. The Company determined that there is an in-substance service period for an employee related to the potential future payment and therefore will record this amount as compensation expense if it becomes payable.

Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.

Acquisitions in fiscal year ended January 31, 2016

During the year ended January 31, 2016, the Company completed acquisitions which were accounted for as business combinations. The total purchase consideration of $2.9 million (paid in 213,050 shares of the Company’s common stock having a total fair value of $1.3 million, cash of $1.4 million, net of cash acquired, and $150,000 due between twelve and eighteen months after each respective acquisition date) for the acquisitions was preliminarily allocated as follows: $1.6 million to developed technologies and $74,000 to customer relationships based on their estimated fair values on the acquisition date. The excess $1.4 million of the purchase consideration over the fair value of net assets acquired was recorded as goodwill. One of the acquisitions had a net liabilities assumed amount

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

of $242,000 at its acquisition date and the others had no acquired net tangible assets on the acquisition dates. Tax deductible goodwill resulting from one of these acquisitions was $91,000, with the remaining amounts not tax deductible for U.S. income tax purposes. Developed technologies and customer relationships will be amortized on a straight-line basis over their estimated useful lives of two years. These acquisitions generally enhance the breadth and depth of the Company’s offerings, as well as expanding the Company’s expertise in engineering and other functional areas.

In connection with the acquisitions completed during the year ended January 31, 2016, the Company issued 101,336 shares of the Company’s restricted common stock with a total fair value of $572,000, which have service-based vesting requirements and are therefore excluded from the purchase consideration. The related values will be recognized on a straight-line basis as compensation expense over the requisite service period of two years from the acquisition dates. As of January 31, 2017 and January 31, 2016, 76,489 and 26,444 of the 101,336 restricted shares of common stock have vested, respectively. As part of one of the acquisitions, the Company agreed to pay up to $400,000 dependent on the revenue earned through September 2016 by the acquired business. In November 2016, the Company amended the agreement and agreed to extend the period for achieving results to September 2018. The Company determined that there is an in-substance service period for an employee related to the potential future payment and therefore will record this amount as compensation expense if it becomes payable.

The results of operations for each of the acquisitions have been included in the Company’s consolidated statements of operations since the respective dates of acquisition. Actual and pro forma revenue and results of operations for the acquisitions have not been presented because they do not have a material impact to the consolidated revenue and results of operations, either individually or in aggregate.

Note 4. Goodwill and Other Intangible Assets

Goodwill

The following table represents the changes in goodwill (in thousands):

Balance at January 31, 2015	$174
Additions from acquisitions	1,431
Balance at January 31, 2016	1,605
Additions from acquisitions	4,701
Balance at January 31, 2017	$6,306

Other Intangible Assets

The following table summarizes the other intangible asset balances (in thousands):

	As of January 31,
	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,210	$(1,393)	$5,817	$1,779	$(478)	$1,301
Customer relationships	74	(43)	31	74	(6)	68
Total other intangible assets	$7,284	$(1,436)	$5,848	$1,853	$(484)	$1,369

Amortization expense related to other intangible assets was approximately $952,000, $387,000 and $53,000 for the years ended January 31, 2017, 2016 and 2015, respectively.

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

As of January 31, 2017, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2018	$1,600
2019	1,086
2020	1,086
2021	1,086
2022	990
Total	$5,848

The Company, which has one reporting unit, performed an annual test for goodwill impairment during the fourth quarter of the years ended January 31, 2017 and 2016 and determined that goodwill was not impaired. In addition, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the Company’s annual assessment. Furthermore, no events or changes in circumstances have occurred to suggest that the carrying amounts for any of the Company’s long-lived assets or identifiable intangible assets may be non-recoverable. As such, the Company was not required to reevaluate the recoverability of its long-lived assets.

Note 5. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	As of January 31,
	2017	2016
Furniture and equipment	$1,415	$870
Software development costs	12,376	8,077
Leasehold improvements	458	414
Construction in progress	—	238
Total property and equipment	14,249	9,599
Less: accumulated depreciation and amortization	(9,607)	(5,824)
Property and equipment, net	$4,642	$3,775

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $432,000, $256,000 and $105,000 for the years ended January 31, 2017, 2016 and 2015, respectively.  Amortization expense related to software development costs was approximately $3.3 million, $2.2 million and $1.2 million for the years ended January 31, 2017, 2016 and 2015, respectively.

Note 6. Fair Value Measurements

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

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2017 and 2016 (in thousands):

January 31, 2017	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds(1)	$178,245	$—	$—	$178,245
January 31, 2016
Financial assets:
Money market funds(1)	$50,044	$—	$—	$50,044
Financial liabilities:
Preferred stock warrant liability(2)	$—	$—	$247	$247

(1)	Included in cash and cash equivalents
(2)	Included in accrued expenses and other current liabilities and other liabilities

The preferred stock warrants were valued using a Black-Scholes option pricing model. See Note 10 for further discussion.

The following table represents the change in the fair value of the preferred stock warrant liability (in thousands):

Balance at January 31, 2015	$332
Exercise of convertible preferred stock warrant	(275)
Change in fair value	190
Balance at January 31, 2016	247
Change in fair value	627
Exercise of convertible preferred stock warrant	(874)
Balance at January 31, 2017	$—

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	January 31,
	2017	2016
Accrued compensation	$6,750	$6,605
Accrued other current liabilities	10,740	7,841
Total accrued expenses and other current liabilities	$17,490	$14,446

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Included in the accrued compensation liability caption for the year ended January 31, 2017, the Company had accrued $2.2 million of contributions received from employees for the 2016 employee stock purchase plan. For further information see Note 11.

Note 8. Commitments and Contingencies

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates through September 2020. Rent expense, which is being recognized on a straight-line basis over the lease term, was $3.8 million, $2.4 million and $1.4 million during the years ended January 31, 2017, 2016 and 2015, respectively.   The difference between the lease payments made and the lease expense recognized to date using the straight-line method is recorded as a liability and included within accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

Future minimum lease payments required under these agreements as of January 31, 2017 are as follows (in thousands):

Year Ending January 31,
2018	$3,592
2019	3,354
2020	1,349
2021	331
2022	—
Total	$8,626

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

Warranties and Indemnifications

The Company’s cloud-based software platform and applications are typically warranted against material decreases in functionality and to perform in a manner consistent with general industry standards and in accordance with the Company’s on-line documentation under normal use and circumstances.

The Company includes service level commitments to its customers, typically regarding certain levels of uptime reliability and performance and if the Company fails to meet those levels, customers can receive credits and in some cases, terminate their relationship with the Company. To date, the Company has not incurred any material costs as a result of such commitments.

The Company generally agrees to defend and indemnify its customers against legal claims that the Company’s platform infringes certain patents, copyrights or other intellectual property rights of third parties. To date, the Company has not been required to make any payment resulting from such infringement claims and has not recorded any related liabilities.

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 9. Convertible Preferred Stock

In October 2016, the Company completed its initial public offering of 8,510,000 shares of its common stock, including the full underwriters’ over-allotment option, at a public offering price of $18.00 per share. Net cash proceeds from the initial public offering were approximately $137.2 million.

Prior to the initial public offering on October 6, 2016, the Company had convertible preferred stock outstanding, all of which was converted into 34,610,979 shares of common stock in connection with the initial public offering.

Note 10. Preferred Stock Warrants

The Company previously issued Series D and Series E preferred stock warrants. On November 1, 2016, the Series D warrants were exercised for 36,971 shares of common stock. During the year ended January 31, 2016, the Series E warrant was exercised for 160,523 shares of Series E convertible preferred stock. The related preferred stock warrant liability was remeasured to fair value through the exercise date, and the remaining liability was reclassified to equity. As of January 31, 2017, no preferred stock warrants were outstanding.

To determine the fair value of the convertible preferred stock warrants, the Company first derived the business enterprise value (“BEV”) of the Company using valuation methods, including a combination of methods, as deemed appropriate under the circumstances applicable at each valuation date. Once the Company determined an estimated BEV, the option pricing method (“OPM”) or a hybrid of the probability weighted expected return method (“PWERM”) and OPM was used to allocate the BEV to the various classes of the Company’s equity, including the Company’s preferred stock. Once the per share value of preferred stock was determined, the concluded per share value was the fair value of the shares input within the Black-Scholes option pricing model that was utilized to determine the fair value of the convertible preferred stock warrants. In addition to the fair value of the shares input, the Black-Scholes option pricing model includes assumptions related to the exercise price, expected volatility, expected term, risk-free interest rate, and the expected dividend yield. The estimated expected volatility was derived from historical volatilities of several unrelated publicly listed peer companies over a period approximately equal to the remaining term of the warrants. When making the selections of the Company’s industry peer companies to be used in the volatility calculation, the Company considered the size and operational and economic similarities to the Company’s principle business operations. The estimated expected term represents either the lesser of (i) the remaining contractual term of the warrants or (ii) the remaining term under probable scenarios used to determine the fair value of the underlying stock. The risk-free interest rate was based on the U.S. Treasury yield for a term consistent with the estimated expected term. The significant unobservable inputs used in the fair value measurement of the convertible preferred stock warrant liability are the fair value of the underlying stock at the valuation date, the expected volatility, and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock, expected volatility and expected term would result in a directionally similar impact to the fair value measurement.

The warrants were valued using the Black-Scholes option pricing model which included the following assumptions:

	October 31,	January 31,
	2016	2016
	(unaudited)
Term in years	0 to 5.45	1.50 to 5.69
Risk-free interest rate	0.05 to 1.35%	0.61 to 1.45%
Volatility	48%	48%
Dividend yield	0%	0%

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 11. Common Stock and Stockholders’ Equity (Deficit)

Common Stock

Each share of common stock has the right to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid since inception.

Preferred Stock

As of January 31, 2017, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan, or 2016 Plan, was approved by the Company’s stockholders in September 2016. The 2016 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and performance cash awards. Awards could be granted under the 2016 Plan beginning on the effective date of the registration statement, October 5, 2016. The 2016 Plan replaced the Company’s 2006 Stock Plan, however awards outstanding under the 2006 Stock Plan will continue to be governed by their existing terms.

The Company has reserved 4,500,000 shares of its common stock for issuance under the 2016 Plan, plus up to 13,750,000 shares subject to awards outstanding under its 2006 Plan on October 5, 2016, that subsequently expire, lapse unexercised, are forfeited or are repurchased by the Company. The number of shares reserved for issuance under the 2016 Plan will automatically increase on the first day of each fiscal year during the term of the 2016 Plan by a number of shares equal to 5% of its outstanding shares of common stock on the last day of the prior fiscal year. The number and class of shares reserved under the Company’s 2016 Plan will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the year ended January 31, 2017 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, January 31, 2016	9,543,966	$2.84	8.08	$47,658
Option grants	5,573,721	$9.75
Options exercised	(1,184,708)	$3.59
Options forfeited	(916,577)	$4.72
Balance, January 31, 2017	13,016,402	$5.60	7.92	$265,542
Vested and expected to vest at January 31, 2017	12,043,481	$5.34	7.84	$248,821
Exercisable at January 31, 2017	6,859,340	$3.63	7.18	$153,406

The options exercisable as of January 31, 2017 include options that are exercisable prior to vesting. The aggregate intrinsic value of options vested and expected to vest and exercisable as of January 31, 2017 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of January 31, 2017. The aggregate intrinsic value of exercised options was $11.0 million, $5.5 million and $2.6 million for the years ended January 31, 2017, 2016 and 2015, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The weighted-average grant date fair value of options granted for the years ended January 31, 2017, 2016 and 2015 was $4.65, $2.28 and $1.24 per share, respectively.

The total grant date fair value of options vested during fiscal 2017, 2016 and 2015 was $5.8 million, $2.4 million and $1.2 million, respectively.

For the years ended January 31, 2017 and 2016, 83,500 and 16,250 options were granted to non-employees, respectively.

Early Exercises of Stock Options

Certain option grants under the 2006 Stock Plan are allowed to be exercised prior to vesting. The unvested shares of common stock exercised are subject to the Company’s right to repurchase at the lower of the original exercise price or the fair market value of the share at the time the repurchase right is exercised. Early exercises of options are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises are initially recorded in accrued expenses and other current liabilities and reclassified to additional paid-in capital as the underlying shares vest. At January 31, 2017 and 2016, the Company had $2.6 million and $1.1 million, respectively, recorded in accrued expenses and other current liabilities related to early exercises of stock options, and the related number of unvested shares subject to repurchase was 255,529 and 208,008, respectively.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity related to the Company’s RSUs:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Awarded and unvested at January 31, 2016	62,500	$5.20
Awards granted	52,466	$26.12
Awards vested	(27,343)	$5.36
Awards forfeited	(9,740)	$12.14
Awarded and unvested at January 31, 2017	77,883	$18.38

2016 Employee Stock Purchase Plan

The board of directors adopted the 2016 Employee Stock Purchase Plan, or ESPP, in September 2016 and it has been approved by the Company’s stockholders. The ESPP allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code.

The Company has reserved 818,750 shares of its common stock for issuance under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year during the term of the ESPP by a number of shares equal to the least of (i) 1% of its outstanding shares of common stock on the last day of the prior fiscal year, (ii) 1,250,000 shares or (iii) a lesser number of shares determined by the board of directors. The number and class of shares reserved under the ESPP will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

Each offering period will last a number of months determined by the administrator, up to a maximum of 27 months. The initial offering period began on the effective date of IPO, October 5, 2016, and ends on September 15, 2018, and new 24 month offering periods will begin on each March 16 and September 16 thereafter. Currently each offering period consists of four consecutive purchase periods, of approximately 6 months duration, at the end of which payroll contributions are used to purchase shares of the Company’s common stock. Participants may purchase Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation. Participants may withdraw from the ESPP and receive a refund of their accumulated payroll contributions at any

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

time prior to a purchase date. Unless changed by the administrator, the purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first day of the applicable offering period (or, in the case of the initial offering period, the price at which one share of common stock is offered to the public in its IPO) or the fair market value per share on the applicable purchase date.

As of January 31, 2017, no shares of common stock were purchased under the 2016 ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2016 ESPP. As of January 31, 2017, total unrecognized compensation cost related to 2016 ESPP was $8.1 million, net of estimated forfeitures, which will be amortized over a weighted-average period of 1.62 years.

Market-based Options

In September 2016, the Board of Directors of the Company granted 544,127 stock options to the Chief Executive Officer (2016 CEO Grant) under the 2006 Equity Plan with an exercise price of $13.04 per share. The 2016 CEO Grant is eligible to vest based on the achievement of stock price appreciation targets after the consummation of the initial public offering, as well as continuous service over a four-year period following the grant date.  The fair value of the 2016 CEO Grant was determined using a Monte Carlo simulation approach. The Company amortizes the fair value of the option award using the graded-vesting method, adjusted for estimated forfeitures. For the year ended January 31, 2017, the total stock-based compensation expense recognized was $417,000. As of January 31, 2017, one of three performance-based milestones has been achieved, resulting in 18,137 shares being vested and exercisable at January 31, 2017.

Stock-based Compensation

The Company’s total stock-based compensation expense was as follows (in thousands):

	For the year ended
	January 31,
	2017	2016	2015
Cost of revenue:
Subscription services	$715	$235	$109
Professional services and other	772	1,014	110
Research and development	1,766	1,236	337
Sales and marketing	3,130	1,347	433
General and administrative	3,069	6,736	818
Total	$9,452	$10,568	$1,807

Stock-based compensation capitalized in capitalized software development costs was $224,000 and $125,000 at January 31, 2017 and 2016, respectively.

Of the total stock-based compensation expenses, costs recognized for options granted to non-employees were immaterial for all periods presented.

As of January 31, 2017 there was approximately $22.7 million of total unrecognized compensation cost related to unvested stock options granted to employees and non-employee service providers under the 2006 Stock Plan and 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.66 years.

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The fair values of the Company’s stock options granted during the years ended January 31, 2017, 2016 and 2015 were estimated using the following assumptions:

	For the year ended
	January 31,
	2017	2016	2015
Employee Stock Options
Expected term (years)	6.00	5.70 - 6.00	6.08
Volatility	48%	48%	48% - 52%
Weighted average volatility	48%	48%	51%
Risk-free interest rate	1.27% - 2.08%	1.62% - 1.94%	1.80% - 2.00%
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan
Expected term (years)	0.41 - 1.91	—	—
Volatility	48%	—	—
Weighted average volatility	48%	—	—
Risk-free interest rate	0.48% - 0.81%	—	—
Dividend yield	0%	—	—
Market-Based Options
Expected term (years)	7.36	—	—
Volatility	48%	—	—
Weighted average volatility	48%	—	—
Risk-free interest rate	1.61%	—	—
Dividend yield	0%	—	—

These assumptions and estimates are as follows:

•

Fair Value of Common Stock. Prior to the initial public offering, the fair value of the shares of common stock underlying stock options has been established by the Company’s board of directors, which was responsible for these estimates, and had been based in part upon a valuation provided by a third-party valuation firm. Because there has been no public market for the Company’s common stock, its board of directors considered this independent valuation and other factors, including, but not limited to, revenue growth, the current status of the technical and commercial success of its operations, its financial condition, the stage of development and competition to establish the fair value of the Company’s common stock at the time of grant of the option. After the initial public offering, the Company used the publicly quoted price as reported on the Nasdaq Global Select Market as the fair value of its common stock.

•

Expected Term. The expected term represents the weighted-average period that the stock options are expected to remain outstanding. To determine the expected term, the Company generally applies the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award as the Company does not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term.

•	Risk-Free Interest Rate. The Company bases the risk-free interest rate on the yields of U.S. Treasury securities with maturities approximately equal to the term of employee stock option awards.
•

Expected Volatility. As the Company does not have an extensive trading history for its common stock, the expected volatility for its common stock has been estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option awards. Industry peers consist of several public companies in its industry which are either similar in size, stage of life cycle or financial leverage.

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Note 12. Income Taxes

The following table presents the domestic and foreign components of loss before provision for income taxes for the periods presented (in thousands):

	For the year ended
	January 31,
	2017	2016	2015
United States	$(38,926)	$(46,850)	$(27,541)
Foreign	2,167	1,029	342
Loss before provision for income taxes	$(36,759)	$(45,821)	$(27,199)

The provision for income taxes is composed of the following (in thousands):

	For the year ended
	January 31,
	2017	2016	2015
Current income taxes:
Federal	$—	$—	$—
State	82	22	17
Foreign	976	308	80
Total current income taxes	1,058	330	97
Deferred income taxes:
Federal	13	5	4
State	1	—	—
Foreign	(224)	—	—
Total deferred income taxes	(210)	5	4
Total provision for income taxes	$848	$335	$101

The effective tax rate differs from the federal statutory rate as follows:

	For the year ended
	January 31,
	2017	2016	2015
Federal statutory income tax rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	2.60	2.70	2.70
Change in valuation allowance	(36.20)	(32.00)	(35.40)
Stock-based compensation	(2.70)	(6.30)	(0.40)
Other non-deductible items	(1.80)	(0.40)	(1.06)
Foreign rate differential	(1.40)	(0.40)	(0.24)
Tax credits	3.20	1.70	—
Total	(2.3)%	(0.7)%	(0.4)%

The difference between the U.S. federal statutory tax rate of 34% and the Company’s effective tax rate in all periods presented is primarily due to a full valuation allowance related to the Company’s U.S. and Canada deferred tax assets offset by foreign tax expense on the Company’s profitable foreign operations.

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of January 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$49,100	$38,049
Accruals and reserves	1,164	2,196
Stock-based compensation	3,388	1,256
Tax credits	2,233	1,074
Gross deferred tax assets	55,885	42,575
Valuation allowance	(54,615)	(41,484)
Total deferred tax assets, net of valuation allowance	1,270	1,091
Deferred tax liabilities:
Fixed assets and intangibles assets	(1,072)	(1,104)
Gross deferred tax liabilities	(1,072)	(1,104)
Net deferred tax assets (liabilities)	$198	$(13)

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and the accumulated deficit, the Company provided a full valuation allowance against the U.S. and international deferred tax assets resulting from the tax loss and credits carried forward. The valuation allowance increased by $13.1million, $14.6 million and $10.1 million during the years ended January 31, 2017, 2016 and 2015, respectively.

The Company has not provided for U.S. Federal and State income taxes, nor foreign withholding taxes, on the undistributed earnings of its foreign subsidiaries because the Company intends to reinvest such earnings indefinitely.

As of January 31, 2017, the Company had net operating loss carryforwards of approximately $151.1 million and $86.1 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The U.S. federal and California state net operating loss carryforwards will begin to expire in 2026 and 2029, respectively.  The federal and state net operating losses include $19.3 million and $11.6 million of excess tax benefit from stock option exercises that will result in increases to additional paid in capital, when realized.

As of January 31, 2017, the Company had research and development credit carryforwards of approximately $3.5 million and $3.6 million available to reduce its future tax liability, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin to expire in 2031. California credit carryforwards have no expiration date. As of January 31, 2017, the Company has U.S. federal foreign tax credits carryforwards of $660,000 that will begin to expire in 2025.

Federal and state laws impose restrictions on the utilization of net operating loss carryforwards and R&D credit carryforwards in the event of a change in ownership of the Company, which constitutes an ‘ownership change’ as defined by Internal Revenue Code Section 382 and 383. The Company experienced an ownership change in the past that does not materially impact the availability of its net operating losses and tax credits. The credit amounts indicated above reflect a reduction of approximately $3.5 million of net operating losses as a result of previous ownership changes that the Company experienced. Nevertheless, should there be ownership change in the future, the Company’s ability to utilize existing carryforwards could be substantially restricted.

The Company accounts for uncertainty in income taxes in accordance with ASC 740. Tax positions are evaluated in a two-step process, whereby the Company first determines whether it is more likely than not that a tax

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

position will be sustained upon examination by the tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognized in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	For the year ended
	January 31,
	2017	2016	2015
Unrecognized tax benefit—beginning of year	$3,304	$2,846	$—
Gross increases —prior year tax positions	224	6	1,351
Gross increases — current year tax positions	1,913	452	1,495
Unrecognized tax benefit—end of year	$5,441	$3,304	$2,846

All but $122,000 of the unrecognized tax benefits as of January 31, 2017 are accounted for as a reduction in the Company’s deferred tax assets. All of the unrecognized tax benefits as of January 31, 2016 are accounted for as a reduction in the Company deferred tax assets. Due to the Company’s valuation allowance, only $122,000 of the $5.4 million of unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. There was immaterial accrued interest and penalties related to unrecognized tax benefits as of January 31, 2017 and 2016.

The Company’s material income tax jurisdictions are the United States (federal) and California. As a result of net operating loss carryforwards, the Company is subject to audits for tax years 2006 and forward for federal purposes and 2009 and forward for California purposes. There are tax years which remain subject to examination in various other jurisdictions that are not material to the Company’s financial statements.

Note 13. Net Loss per Share Attributable to Common Stockholders

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

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the years ended January 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

	January 31,
	2017	2016	2015
Numerator:
Net loss attributable to common stockholders	$(37,607)	$(46,156)	$(27,300)
Denominator:
Weighted-average common shares outstanding	19,988	4,704	2,999
Net loss per share attributable to common stockholders, basic and diluted	$(1.88)	$(9.81)	$(9.10)

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

	As of January 31,
	2017	2016	2015
Convertible preferred stock as converted	—	34,610,979	29,666,693
Options to purchase common stock	13,016,402	9,543,966	7,591,950
RSUs	77,883	62,500	—
Unvested common shares subject to repurchase	335,116	283,524	335,502
Shares committed under 2016 ESPP	144,685	—	—
Convertible preferred stock warrants	—	36,971	197,494
Total	13,574,086	44,537,940	37,791,639

Note 14. Business Segment Information

The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). The CEO reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment: cloud platform.

Note 15. Employee Benefit Plan

The Company maintained a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 90% of their eligible compensation, subject to certain limitations. The Company matches certain percentages of employee contributions. Both employee and employer contributions vest immediately upon contribution. During the years ended January 31, 2017, 2016 and 2015, the Company’s contributions to the 401(k) Plan amounted to approximately $1.4 million, $1.5 million and $85,000, respectively.

Note 16. Related Parties

One of the Company’s customers, T. Rowe Associates, Inc., is an investment adviser of certain of the Company’s stockholders. For the period ended January 31, 2017, 2016 and 2015, the Company recognized subscription revenue of $509,000, $284,000, and zero from this customer, respectively. The Company had no outstanding receivable as of January 31, 2017 and $3,000 as of January 31, 2016, respectively.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-Q	001-37901	3.1	12/9/2016

3.2	Amended and Restated Bylaws of Registrant.	10-Q	001-37901	3.2	12/9/2016

4.1	Amended and Restated Investors’ Rights Agreement, dated May 26, 2015, by and among the Registrant and the parties thereto.	S-1	333-213546	4.1	9/8/2016

4.2	Form of Series D Preferred Warrant to Purchase Stock.	S-1	333-213546	4.2	9/8/2016

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-213546	10.1	9/23/2016

10.2	2006 Stock Plan, as amended, and forms of agreements thereunder.	S-1/A	333-213546	10.2	9/23/2016

10.3	Registrant’s 2016 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-213546	10.3	9/23/2016

10.4	Registrant’s 2016 Employee Stock Purchase Plan and form of Participation Agreement thereunder.	S-1/A	333-213546	10.4	10/4/2016

10.5	Incentive Bonus Plan.	S-1	333-213546	10.12	9/8/2016

10.6	Offer Letter, dated May 19, 2016, and Severance and Change in Control Agreement, between the Registrant and Robert Bernshteyn.	S-1	333-213546	10.6	9/8/2016

10.7	Offer Letter, dated May 19, 2016, and Severance and Change in Control Agreement, between the Registrant and Todd Ford.	S-1	333-213546	10.8	9/8/2016

10.8	Offer Letter, dated May 19, 2016, and Severance and Change in Control Agreement, between the Registrant and Ravi Thakur.	S-1	333-213546	10.9	9/8/2016

10.9	Offer Letter, dated August 25, 2016, between the Registrant and Steven Winter.	S-1	333-231546	10.10	9/8/2016

10.10	Lease Agreement, dated March 20, 2014, among the Registrant and Crossroads Associates and Clocktower Associates, as amended.	S-1	333-213546	10.11	9/8/2016

10.11	Compensation Program for Non-Employee Directors.	S-1/A	333-213546	10.12	9/23/2016

21.1	List of Subsidiaries of Registrant.	S-1	333-213546	21.1	9/8/2016

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X