Form 10-Q
period 2017-04-30
Coupa Software Inc
filed 2017-06-09
CIK 1385867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 6, 2017, the Registrant had 52,987,247 shares of common stock, $0.0001 par value per share, outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements.  All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, customer lifetime value, strategy and plans, market size and opportunity, competitive position, industry environment, potential growth opportunities, product capabilities and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUPA SOFTWARE INCORPORATED

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	April 30,	January 31,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$238,121	$201,721
Accounts receivable, net of allowances	34,939	47,614
Prepaid expenses and other current assets	9,486	9,150
Deferred commissions, current portion	2,961	3,091
Total current assets	285,507	261,576
Property and equipment, net	4,600	4,642
Deferred commissions, net of current portion	2,872	2,895
Goodwill	6,306	6,306
Intangible assets, net	5,538	5,848
Other assets	3,257	2,597
Total assets	$308,080	$283,864
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,783	$1,175
Accrued expenses and other current liabilities	18,096	17,490
Deferred revenue, current portion	87,939	89,872
Total current liabilities	107,818	108,537
Deferred revenue, net of current portion	677	968
Other liabilities	459	467
Total liabilities	108,954	109,972
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at April 30, 2017 and January 31, 2017; zero shares issued and outstanding at April 30, 2017 and January 31, 2017, respectively	-	-
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at April 30, 2017 and January 31, 2017; 52,691,238 and 50,251,541 shares issued and outstanding at April 30, 2017 and January 31, 2017, respectively	6	5
Additional paid-in capital	369,730	334,363
Accumulated deficit	(170,610)	(160,476)
Total stockholders’ equity	199,126	173,892
Total liabilities and stockholders’ equity	$308,080	$283,864

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	April 30,
	2017	2016
Revenues:
Subscription services	$35,664	$25,372
Professional services and other	5,473	3,811
Total revenues	41,137	29,183
Cost of revenues:
Subscription services	7,996	6,050
Professional services and other	5,501	5,968
Total cost of revenues	13,497	12,018
Gross profit	27,640	17,165
Operating expenses:
Research and development	9,171	7,840
Sales and marketing	20,679	15,836
General and administrative	8,177	5,553
Total operating expenses	38,027	29,229
Loss from operations	(10,387)	(12,064)
Other income, net	433	323
Loss before provision for income taxes	(9,954)	(11,741)
Provision for income taxes	84	126
Net loss and comprehensive loss	$(10,038)	$(11,867)
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(2.11)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	50,577	5,612

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2017	2016
Cash flows from operating activities
Net loss	$(10,038)	$(11,867)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,536	1,005
Amortization of deferred commissions	1,040	1,039
Stock-based compensation	5,277	1,706
Other non-cash items	105	25
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	12,570	(3,205)
Prepaid expenses and other current assets	(336)	(1,194)
Other assets	(443)	(598)
Deferred commissions	(887)	(585)
Accounts payable	31	134
Accrued expenses and other liabilities	529	756
Deferred revenue	(2,224)	2,558
Net cash provided by (used in) operating activities	7,160	(10,226)
Cash flows from investing activities
Purchase of property and equipment	(996)	(1,386)
Increase in restricted cash	(217)	-
Purchase of intangible assets	(140)	-
Net cash used in investing activities	(1,353)	(1,386)
Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting discounts, commissions and offering costs	23,040	(1,616)
Proceeds from the exercise of common stock options	4,527	378
Excess tax benefit from stock-based compensation	-	16
Proceeds from issuance of common stock for employee stock purchase plan	3,026	-
Net cash provided by (used in) financing activities	30,593	(1,222)
Net increase (decrease) in cash and cash equivalents	36,400	(12,834)
Cash and cash equivalents at beginning of period	201,721	92,348
Cash and cash equivalents at end of period	$238,121	$79,514
Supplemental disclosure of cash flow data
Cash paid for income taxes	$97	$69
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised stock options	$172	$107
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$89	$115
Offering costs included in accounts payable and accrued expenses and other current liabilities	$777	$1,462

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

Coupa Software Incorporated (the “Company” or “we” ) was incorporated in the state of Delaware in 2006. The Company provides a unified, cloud-based spend management platform that provides greater visibility into and control over how companies spend money. The platform enables businesses to achieve savings that drive profitability. The Company is based in San Mateo, California.

Follow-On Offering

In April 2017, we closed a follow-on offering (the “Offering”), in which we issued and sold 959,618 shares of common stock inclusive of the underwriters’ option to purchase additional shares, which was exercised in full.  The price per share to the public was $25.25.  The Company received aggregate proceeds of $24.0 million from the offering, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $0.8 million and inclusive of approximately $1.0 million received from selling stockholders due to the exercise of 244,387 options at an average per share exercise price of $3.93.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2017 filed with the SEC on April 3, 2017 (the “Form 10-K”).The consolidated financial statements include the results of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated during consolidation.

The condensed consolidated balance sheet as of January 31, 2017, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

There have been no changes to our significant accounting policies described in the Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including the valuation of accounts receivable, the lives of tangible and intangible assets, stock-based compensation, revenue recognition, the valuation of acquired intangible assets, and provisions for income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.

Concentration of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash deposits may, at times, exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation. The Company has not experienced any losses on its deposits of cash and cash equivalents to date.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss is composed only of net loss.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payments, including allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur and immediate recognition of excess tax benefits in the income statement. The Company adopted ASU 2016-09 in the first quarter of fiscal 2018 and elected to account for forfeitures as they occur in calculating compensation costs. Also as a result of this adoption, the Company recorded a $6.7 million cumulative-effect adjustment decrease in accumulated deficit and an offsetting increase in deferred tax assets for previously unrecognized excess tax benefits that existed as of January 31, 2017. The realization of these deferred tax assets is not more likely than not to be achieved, therefore, the Company recorded a $6.7 million valuation allowance against these deferred tax assets with an offsetting increase in accumulated deficit.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 narrows the definition of a business and requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has elected to early adopt this new guidance effective February 1, 2017. The adoption of this standard had no impact on the Company’s historical financial statements.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. ASU 2014-09 is effective for public entities for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 31, 2017. Early adoption is permitted for all public entities only as of annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2016. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company has not finalized a decision regarding the adoption method at this time. The Company is not planning to early adopt the new standard and is continuing to assess the impact of the adoption on its financial position, results of operations, cash flows and related disclosures and has not yet determined whether the effect will be material. The Company preliminarily believes that the new standard will impact revenue recognized due to the removal of the current limitation on contingent revenue. In addition commissions accounting under the new standard is expected to be significantly different than the Company’s current capitalization policy. The new standard will result in additional types of costs that will be capitalized and amounts will be amortized over a period longer that the Company’s current policy of amortizing the deferred amounts over the specific revenue contract-terms.  The new standard also requires incremental disclosures including information about the remaining transaction price and when the Company expects to recognize revenue. The Company continues to assess the new standard along with industry trends and additional interpretive guidance and may adjust its interpretation and implementation plan accordingly.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires an entity to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows, and an entity will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard update on the financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment, and clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual reporting periods beginning after January 1, 2020 and interim periods within those fiscal years. The Company is currently assessing the potential impact of the adoption of ASC 2017-04 on its consolidated financial statements.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

April 30, 2017	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds (1)	$207,575	$-	$-	$207,575
January 31, 2017
Financial assets:
Money market funds (1)	$178,245	$-	$-	$178,245

(1)	Included in cash and cash equivalents.

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	April 30,	January 31,
	2017	2017
Furniture and equipment	$1,415	$1,415
Software development costs	13,437	12,376
Leasehold improvements	458	458
Total property and equipment	15,310	14,249
Less: accumulated depreciation and amortization	(10,710)	(9,607)
Property and equipment, net	$4,600	$4,642

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $115,000 and $90,000 for the three months ended April 30, 2017 and April 30, 2016, respectively. Amortization expense related to software development costs was approximately $989,000 and $727,000 for the three months ended April 30, 2017 and April 30, 2016, respectively.

Note 5. Goodwill and Other Intangible Assets

Goodwill

The following table represents the changes in goodwill (in thousands):

Balance at January 31, 2017	$6,306
Additions from acquisitions	-
Balance at April 30, 2017	$6,306

Other Intangible Assets

The following table summarizes the other intangible asset balances (in thousands):

	As of
	April 30, 2017			January 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,385	$(1,869)	5,516	$7,210	$(1,393)	5,817
Customer relationships	74	(52)	22	74	(43)	31
Total other intangible assets	$7,459	$(1,921)	$5,538	$7,284	$(1,436)	$5,848

Amortization expense related to other intangible assets was approximately $485,000 and $221,000 for the three months ended April 30, 2017 and April 30, 2016, respectively.

As of April 30, 2017, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2018 (remaining 9 months)	$1,182
2019	1,174
2020	1,106
2021	1,086
2022	990
Total	$5,538

Note 6. Common Stock and Stockholders’ Equity

Common Stock

Each share of common stock has the right to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors of the Company (the “Board of Directors”), subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid since inception.

Preferred Stock

As of April 30, 2017, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan (the “2016 Plan”) was approved by the Company’s stockholders in September 2016. The 2016 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and performance cash awards. Awards could be granted under the 2016 Plan beginning on the effective date of the registration statement, October 5, 2016. The 2016 Plan replaced the Company’s 2006 Stock Plan; however, awards outstanding under the 2006 Stock Plan will continue to be governed by their existing terms.

The Company has reserved 5,526,247 shares of its common stock for issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will automatically increase on the first day of each fiscal year during the term of the 2016 Plan by a number of shares equal to 5% of its outstanding shares of common stock on the last day of the prior fiscal year. The number and class of shares reserved under the Company’s 2016 Plan will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the three months ended April 30, 2017 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, January 31, 2017	13,016,402	$5.60	7.92	$265,542
Option grants	406,686	$23.84
Options exercised	(1,243,939)	$3.64
Options forfeited	(382,451)	$6.82
Balance, April 30, 2017	11,796,698	$6.40	7.69	$251,857
Exercisable at April 30, 2017	6,141,208	$3.94	6.82	$146,200

The options exercisable as of April 30, 2017 include options that are exercisable prior to vesting. The aggregate intrinsic value of options vested and expected to vest and exercisable as of April 30, 2017 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of April 30, 2017. The aggregate intrinsic value of exercised options was $27.7 million and $1.6 million for the three months ended April 30, 2017 and April 30, 2016, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The weighted-average grant date fair value of options granted was $11.04 and $3.68 per share, for the three months ended April 30, 2017 and April 30, 2016, respectively.

During the three months ended April 30, 2017 and April 30, 2016, nil and 52,250 options were granted to non-employees, respectively.

Early Exercises of Stock Options

Certain option grants under the 2006 Stock Plan are allowed to be exercised prior to vesting. The unvested shares of common stock exercised are subject to the Company’s right to repurchase at the lower of the original exercise price or the fair market value of the share at the time the repurchase right is exercised. Early exercises of options are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises are initially recorded in accrued expenses and other current liabilities and reclassified to additional paid-in capital as the underlying shares vest. At April 30, 2017, the Company had $2.4 million recorded in accrued expenses and other current liabilities related to early exercises of stock options, and the related number of unvested shares subject to repurchase was 231,502.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity related to the Company’s RSUs:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Awarded and unvested at January 31, 2017	77,883	$18.38
Awards granted	1,548,574	$24.00
Awards vested	(3,516)	$5.36
Awards forfeited	(33,321)	$11.70
Awarded and unvested at April 30, 2017	1,589,620	$24.02

2016 Employee Stock Purchase Plan

The Board of Directors adopted the 2016 Employee Stock Purchase Plan (the “ESPP”) in September 2016 and it has been approved by our stockholders. The ESPP allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code.

The Company has reserved 1,123,484 shares of its common stock for issuance under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year during the term of the ESPP by a number of shares equal to the least of (i) 1% of its outstanding shares of common stock on the last day of the prior fiscal year, (ii) 1,250,000 shares or (iii) a lesser number of shares determined by the Board of Directors. The number and class of shares reserved under the ESPP will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

Each offering period will last a number of months determined by the administrator, up to a maximum of 27 months. The initial offering period began on the effective date of the Company’s initial public offering, October 5, 2016, and ends on September 15, 2018, and new 24 month offering periods will begin on each March 16 and September 16 thereafter. Currently each offering period consists of four consecutive purchase periods, of approximately six months duration, at the end of which payroll contributions are used to purchase shares of the Company’s common stock. Participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation. Participants may withdraw from the ESPP and receive a refund of their accumulated payroll contributions at any time prior to a purchase date. Unless changed by the administrator, the purchase price for each share of common stock purchased under the ESPP will be the lower of (i) 85% of the fair market value per share on the first day of the applicable offering period (or, in the case of the initial offering period, the price at which one share of common stock is offered to the public in its initial public offering) or (ii) 85% of the fair market value per share on the applicable purchase date.

As of April 30, 2017, 197,781 shares of common stock were purchased under the 2016 ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2016 ESPP. As of April 30, 2017, total unrecognized compensation cost related to the 2016 ESPP was $8.1 million which will be amortized over a weighted-average period of 1.41 years.

Market-based Options

In September 2016, the Board of Directors granted 544,127 stock options to the Chief Executive Officer (the “2016 CEO Grant”) under the 2006 Equity Plan with an exercise price of $13.04 per share. The 2016 CEO Grant is eligible to vest based on the achievement of stock price appreciation targets after the consummation of the initial public offering, as well as continuous service over a four-year period following the grant date.  The fair value of the 2016 CEO Grant was determined using a Monte Carlo simulation approach. The Company amortizes the fair value of the option award using the graded-vesting method. For the three months ended April 30, 2017, the total stock-based compensation expense recognized was approximately $322,000. As of April 30, 2017, one of the three performance-based milestones was achieved, resulting in 31,740 shares being vested and exercisable.

Stock-based Compensation

The Company’s total stock-based compensation expense as of the dates indicated was as follows (in thousands):

	Three Months Ended
	April 30,
	2017	2016
Cost of revenue:
Subscription services	$355	$125
Professional services and other	563	135
Research and development	1,152	322
Sales and marketing	1,600	471
General and administrative	1,607	653
Total	$5,277	$1,706

Stock-based compensation capitalized in capitalized software development costs was approximately $232,000 at April 30, 2017.

Of the total stock-based compensation expense, costs recognized for options granted to non-employees were immaterial for all periods presented.

As of April 30, 2017 there was approximately $27.7 million of total unrecognized compensation cost related to unvested stock options granted to employees and non-employee service providers under the 2006 Stock Plan and 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.57 years.

As of April 30, 2017 there was approximately $37.0 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 3.88 years.

The fair values of the Company’s stock options granted during the three months ended April 30, 2017 and April 30, 2016 were estimated using the following assumptions:

	Three Months Ended
	April 30,
	2017	2016
Employee Stock Options:
Expected term (years)	6	6
Volatility	46%	48%
Risk-free interest rate	2.0% - 2.2%	1.4% - 1.5%
Dividend yield	0%	0%
Employee Stock Purchase Plan:
Expected term (years)	0.5 - 2.0	-
Volatility	39.25% - 42.61%	-
Risk-free interest rate	0.89% - 1.35%	-
Dividend yield	0%	-

These assumptions and estimates are as follows:

•

Fair Value of Common Stock. Prior to the initial public offering, the fair value of the shares of common stock underlying stock options was established by the Board of Directors, which was responsible for these estimates, and was based in part upon a valuation provided by a third-party valuation firm. Because there had been no public market for the Company’s common stock prior to the initial public offering, the Board of Directors considered this independent valuation and other factors, including, but not limited to, revenue growth, the current status of the technical and commercial success of its operations, its financial condition, the stage of development and competition to establish the fair value of the Company’s common stock at the time of grant of the option. After the initial public offering, the Company used the publicly quoted price as reported on the Nasdaq Global Select Market as the fair value of its common stock.

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
•

Expected Volatility. As the Company does not have an extensive trading history for its common stock, the expected volatility for its common stock has been estimated by taking the historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option awards. Industry peers consist of several public companies in its industry.

Note 7. Commitments and Contingencies

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates through September 2024. Rent expense, which is being recognized on a straight-line basis over the lease term, was approximately $1 million during each of the three month periods ended April 30, 2017 and April 30, 2016. The difference between the lease payments made and the lease expense recognized to date using the straight-line method is recorded as a liability and included within accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

Future minimum lease payments required under these agreements as of April 30, 2017 are as follows (in thousands):

Year Ending January 31,
2018 (remaining 9 months)	$3,173
2019	5,132
2020	5,336
2021	5,276
2022	5,291
Thereafter	10,826
Total	$35,034

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

The Company includes service level commitments to its customers, typically regarding certain levels of uptime reliability and performance.  If the Company fails to meet those levels, customers can receive credits and in some cases, terminate their relationship with the Company. To date, the Company has not incurred any material costs as a result of such commitments.

The Company generally agrees to defend and indemnify its customers against legal claims that the Company’s platform infringes certain patents, copyrights or other intellectual property rights of third parties. To date, the Company has not been required to make any payment resulting from such infringement claims and has not recorded any related liabilities.

Note 8. Income Taxes

The Company is subject to federal and various state income taxes in the United States as well as other foreign jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely.

The Company recorded a tax provision of approximately $84,000 and $126,000 for the three months ended April 30, 2017 and April 30, 2016, respectively, representing effective tax rates of (1.84)% and (1.21)% respectively. The decrease in the provision for income taxes during the three months ended April 30, 2017 compared to the three months ended April 30, 2016 was primarily due to tax benefits from excess stock based compensation deductions, partially offset by an increase in the provision for foreign taxes.

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

Note 9. Net Loss per Share Attributable to Common Stockholders

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

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the three months ended April 30, 2017 and April 30, 2016 (in thousands, except per share amounts):

	Three Months Ended
	April 30,
	2017	2016
Numerator:
Net loss attributable to common stockholders	$(10,038)	$(11,867)
Denominator:
Weighted-average common shares outstanding	50,577	5,612
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(2.11)

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

	As of April 30,
	2017	2016
Convertible preferred stock as converted	-	34,610,979
Options to purchase common stock	11,796,698	12,156,548
RSUs	1,589,620	62,500
Unvested common shares subject to repurchase	293,731	236,069
Shares committed under 2016 ESPP	66,266	-
Convertible preferred stock warrants	-	36,971
Total	13,746,315	47,103,067

Note 10. Business Segment Information

The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). The CEO reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment: cloud platform.

Note 11. Significant Customers and Geographic Information

No customer balance comprised 10% or more of total accounts receivable at April 30, 2017 or January 31, 2017.

During the three months ended April 30, 2017 and April 30, 2016, revenues by geographic area, based on billing addresses of the customers, were as follows (in thousands):

	Three Months Ended
	April 30,
	2017	2016
United States	$27,311	$20,667
Foreign countries	13,826	8,516
Total revenues	$41,137	$29,183

No single foreign country represented more than 10% of the Company’s revenues in any period.  Additionally, no single customer represented more than 10% of the Company’s revenues in any period.

Note 12. Related Parties

One of the Company’s customers, T. Rowe Associates, Inc., is an investment adviser of certain of the Company’s stockholders. For the three months ended April 30, 2017 and April 30, 2016, the Company recognized subscription revenue of $130,000 and $120,000 from this customer, respectively. The Company has $27,000 in outstanding receivables from this customer as of April 30, 2017 and no outstanding receivables as of January 31, 2017.

Note 13. Subsequent Event

On May 3, 2017, the Company acquired substantially all of the issued and outstanding capital stock held by shareholders of Trade Extensions TradeExt AB (“Trade Extensions”), a Swedish corporation that specializes in strategic sourcing.

In this acquisition, the Company paid aggregate consideration of approximately $45.0 million (which remains subject to customary upward or downward adjustments for Trade Extensions working capital and other matters for up to 45 business days following the date of the closing).  Approximately $40.9 million of the aggregate consideration was paid in cash and the remaining approximately $4.1 million was paid in the form of 148,476 shares of the Company’s common stock issued to certain holders of Trade Extensions who are continuing employment with the Company.

The acquisition of Trade Extensions will be accounted for in accordance with the acquisition method of accounting for business combinations with the Company as the acquirer. Due to the timing of the acquisition, the Company is still in the process of preparing the initial accounting of the transaction and will establish a preliminary purchase price allocation with respect to this transaction by the end of the second quarter of fiscal 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.  As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those identified below, those discussed in “Note About Forward-Looking Statements” and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

Overview

We are a leading provider of spend management solutions, with a unified, cloud-based platform that connects our customers with more than 3 million suppliers globally.

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

We offer access to our platform under a Software-as-a-Service (SaaS) business model. At the time of initial deployment, our customers often make a set of common functions available to the majority of their licensed employees, as well as incremental modules for select employees and procurement specialists, which we refer to as power users. Therefore, we are typically able to capture most of the expected annual recurring revenue opportunity at the inception of our customer relationships, rather than targeting specific power users at the outset of the customer relationship with the intention of expanding and getting more annual recurring revenue at later stages of the customer relationship. Customers can rapidly implement our platform, with implementation periods typically ranging from a few weeks to several months. Customers also benefit from software updates that typically require little downtime.

We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the three months ended April 30, 2017 and April 30, 2016, respectively.

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

We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and modules to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa (EMEA), Latin America (LATAM) and Asia-Pacific (APAC). The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 34% and 29%, respectively, of our total revenues for the three months ended April 30, 2017 and April 30, 2016, respectively. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.

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

In April 2017, we closed a follow-on offering (the “Offering”), in which we issued and sold 959,618 shares of common stock inclusive of the underwriters’ option to purchase additional shares, which was exercised in full.  The price per share to the public was $25.25.  The Company received aggregate proceeds of $24.0 million from the Offering, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $0.8 million and inclusive of approximately $1.0 million received from selling stockholders due to the exercise of 244,387 options at an average per share exercise price of $3.93.

In May 2017, we acquired substantially all of the issued and outstanding capital stock held by shareholders of Trade Extensions TradeExt AB, a Swedish corporation that specializes in strategic sourcing. The price for the acquisition was $45.0 million, paid in cash of $40.9 million and through the issuance of 148,476 shares of our common stock for an aggregate fair value of $4.1 million. We will account for the transaction using the acquisition method, which requires, among other things, that the assets acquired and liabilities assumed in a business combination be recognized at their respective estimated fair values as of the acquisition date.

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

Key Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of April 30,
	2017	2016
Cumulative Spend Under Management (in billions)	$423.7	$221.4
Deferred Revenue (in millions)	$88.6	$67.5

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

	Three Months Ended
	April 30,
	2017	2016
	(in thousands)
Non-GAAP operating loss	$(4,624)	$(10,014)
Non-GAAP net loss	$(4,450)	$(9,855)

We define non‑GAAP operating loss as operating loss before stock‑based compensation, litigation related costs and amortization of acquired intangible assets. We define non‑GAAP net loss as net loss and comprehensive loss before stock‑based compensation, litigation‑related costs and amortization of acquired intangible assets and related tax effects.

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

	Three Months Ended
	April 30,
	2017	2016
	(in thousands)
Loss from operations	$(10,387)	$(12,064)
Stock-based compensation	5,277	1,706
Litigation related costs	-	123
Amortization of acquired intangible assets	486	221
Non-GAAP operating loss	$(4,624)	$(10,014)

	Three Months Ended
	April 30,
	2017	2016
	(in thousands)
Net loss and comprehensive loss	$(10,038)	$(11,867)
Stock-based compensation	5,277	1,706
Litigation related costs	-	123
Amortization of acquired intangible assets	486	221
Aggregate adjustment for income taxes	(175)	(38)
Non-GAAP net loss	$(4,450)	$(9,855)

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

Subscription revenues accounted for approximately 87% of our revenues for each of the three months ended April 30, 2017 and April 30, 2016. Subscription fees are recognized ratably as revenues over the contract term beginning on the date the application is made available to the customer. Our new business subscriptions typically have a term of three years, although some of our customers opt for a shorter or longer period. We generally invoice our customers in annual installments at the beginning of each year in the subscription period. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period. Amounts that have not been invoiced are not reflected in our consolidated financial statements.

Professional services revenues consist primarily of fees associated with the implementation and configuration of our subscription service. Professional services are generally sold on a fixed-fee or time-and-materials basis. Revenue for time-and-material arrangements is recognized as the services are performed. For fixed-fee and other types of arrangements entered into prior to the fourth quarter of the fiscal year ending January 31, 2017, professional services revenue was generally deferred and recognized upon the completion of the project under the completed performance method of accounting. During the fourth quarter of the fiscal year ending January 31, 2017, we developed the ability to accurately estimate professional services costs on a project basis. As such, revenue for fixed-fee and other types of arrangements entered into after the third quarter of the fiscal year ending January 31, 2017 is recognized as services are performed under the proportional performance method of accounting.

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

Professional Services and Other Cost of Revenues

Cost of professional services and other cost of revenues consist primarily of personnel and related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses and stock-based compensation; the costs of contracted third-party vendors; and allocated overhead. These costs are generally expensed in the period incurred; therefore, the costs associated with our professional services revenues may not align with the period in which the corresponding professional services revenues are recognized because we use the completed performance method of accounting for professional services revenues under fixed-fee arrangements for professional services entered into prior to the fourth quarter of the fiscal year ending January 31, 2017.

During the fourth quarter of the fiscal year ending January 31, 2017, we developed the ability to accurately estimate professional services costs on a project basis. As such, revenue for fixed‑fee and other types of arrangements entered into after the third quarter of the fiscal year ending January 31, 2017 is recognized as services are performed under the proportional performance method of accounting. The proportional performance method of accounting has been only applied prospectively to arrangements entered since the fourth quarter of the fiscal year ending January 31, 2017.

Professional services associated with the implementation and configuration of our subscription platform are performed directly by our services team, as well as by contracted third-party vendors. In cases in which third party vendors invoice us for services performed for our customers, those fees are accrued over the requisite service period.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended
	April 30,
	2017	2016
	(in thousands)
Revenues:
Subscription services	$35,664	$25,372
Professional services and other	5,473	3,811
Total revenues	41,137	29,183
Cost of revenues:
Subscription services	7,996	6,050
Professional services and other	5,501	5,968
Total cost of revenues	13,497	12,018
Gross profit	27,640	17,165
Operating expenses:
Research and development	9,171	7,840
Sales and marketing	20,679	15,836
General and administrative	8,177	5,553
Total operating expenses	38,027	29,229
Loss from operations	(10,387)	(12,064)
Other income, net	433	323
Loss before provision for income taxes	(9,954)	(11,741)
Provision for income taxes	84	126
Net loss and comprehensive loss	$(10,038)	$(11,867)

	Three Months Ended
	April 30,
	2017	2016
Revenues:
Subscription services	87%	87%
Professional services and other	13	13
Total revenues	100	100
Cost of revenues:
Subscription services	19	21
Professional services and other	13	20
Total cost of revenues	32	41
Gross profit	68	59
Operating expenses:
Research and development	22	27
Sales and marketing	50	54
General and administrative	20	19
Total operating expenses	92	100
Loss from operations	(24)	(41)
Other expense, net	1	1
Loss before provision for income taxes	(23)	(40)
Provision for income taxes	-	-
Net loss and comprehensive loss	(23)%	(40)%

Three Months Ended April 30, 2017 and April 30, 2016

Revenues

	Three Months Ended
	April 30,
	2017	2016	% Change
	(in thousands)
Subscription services	$35,664	$25,372	41%
Professional services and other	5,473	3,811	44%
Total revenues	$41,137	$29,183	41%

Total revenues were $41.1 million for the three months ended April 30, 2017 compared to $29.2 million for the three months ended April 30, 2016, an increase of $11.9 million, or 41%. Subscription services revenues were $35.7 million for the three months ended April 30, 2017, or 87% of total revenues, compared to $25.4 million, or 87% of total revenues, for the three months ended April 30, 2016. This increase was primarily due to the acquisition of new customers, an increase in average subscription revenue per customer and add-on subscription revenue from the sale of new users or modules to existing customers.  Professional services revenues were $5.5 million for the three months ended April 30, 2017 compared to $3.8 million for the three months ended April 30, 2016. This increase of $1.7 million, or 44%, was primarily due to an increase in revenue from partner oversight and completed projects.

Cost of Revenues

	Three Months Ended
	April 30,
	2017	2016	% Change
	(in thousands)
Subscription services	$7,996	$6,050	32%
Professional services and other	5,501	5,968	(8%)
Total cost of revenues	$13,497	$12,018	12%

Cost of subscription services was $8.0 million for the three months ended April 30, 2017, compared to $6.1 million for the three months ended April 30, 2016, an increase of $1.9 million, or 32%. The increase in cost of subscription services was primarily due to an increase of $0.7 million in employee compensation costs related to higher headcount, an increase of $0.6 million in amortization of capitalized software development costs and intangible assets and an increase of $0.6 million related to allocated facilities and other costs driven by our overall growth.

Cost of professional services was $5.5 million for the three months ended April 30, 2017, compared to $6.0 million for the three months ended April 30, 2016, a decrease of $0.5 million, or 8%. The decrease in cost of professional services was primarily due to a decrease of $1.7 million in outside service costs for work performed by subcontractors for engagements where we had contracted directly with the customer to perform professional services.  This decrease was offset by an increase of $1.1 million in employee compensation costs related to higher headcount and $0.1 million increase from allocated facilities costs driven by our continued growth.

Gross Profit

	Three Months Ended
	April 30,
	2017	2016	% Change
	(in thousands)
Gross Profit	$27,640	$17,165	61%

Gross profit was $27.6 million for the three months ended April 30, 2017, compared to $17.2 million for the three months ended April 30, 2016, an increase of $10.4 million, or 61%. The increase in gross profit is the result of the increases in our subscription services revenues due primarily to the addition of new customers in the three months ended April 30, 2017. The increase of the subscription revenue has mainly driven the growth of the gross margin percentage from 59% for the three months ended April 30, 2016 to 68% for the three months ended April 30, 2017.

Operating Expenses

Research and Development

	Three Months Ended
	April 30,
	2017	2016	% Change
	(in thousands)
Research and development	$9,171	$7,840	17%

Research and development expenses were $9.2 million for the three months ended April 30, 2017, compared to $7.9 million for the three months ended April 30, 2016, an increase of $1.3 million, or 17%. The increase was primarily due to an increase of $1.6 million in employee compensation costs related to higher headcount.  The increase in research and development costs has been partially offset by a decrease in outside consulting costs of $0.3 million.  We expect research and development expenses will continue to increase in absolute dollars as we continue to invest in research and development activities.

Sales and Marketing

	Three Months Ended
	April 30,
	2017	2016	% Change
	(in thousands)
Sales and marketing	$20,679	$15,836	31%

Sales and marketing expenses were $20.7 million for the three months ended April 30, 2017, compared to $15.8 million for the three months ended April 30, 2016, an increase of $4.9 million, or 31%. The increase was primarily due to an increase of 3.6 million in compensation costs related to higher headcount, an increase of $1.3 million in marketing and event costs.  We expect sales and marketing expenses will increase in absolute dollars next quarter due to costs associated with our annual INSPIRE user conference.

General and Administrative

	Three Months Ended
	April 30,
	2017	2016	% Change
	(in thousands)
General and administrative	$8,177	$5,553	47%

General and administrative expenses were $8.2 million for the three months ended April 30, 2017, compared to $5.6 million for the three months ended April 30, 2016, an increase of $2.6 million, or 47%. The increase was primarily due to an increase of $1.7 million in compensation costs related to higher headcount, $0.9 million for professional and outside services. Overall, we expect general and administrative expenses will continue to increase in absolute dollars due to the growth of our company.

Other income, net

	Three Months Ended
	April 30,
	2017	2016	% Change
	(in thousands)
Other income, net	$433	$323	34%

Other income, net, was $0.4 million for the three months ended April 30, 2017, compared to $0.3 million for the three months ended April 30, 2016, an increase of $0.1 million, or 34% due to an increase in interest income earned.

Provision for income taxes

	Three Months Ended
	April 30,
	2017	2016	% Change
	(in thousands)
Provision for income taxes	$84	$126	(33)%

Provision for income taxes was approximately $0.1 million for both of the three months ended April 30, 2017 and April 30, 2016, primarily related to taxes in foreign jurisdictions.

Liquidity and Capital Resources

As of April 30, 2017, our principal sources of liquidity were cash and cash equivalents totaling $238.1 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of bank deposits and money market funds. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months.

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

Operating Activities

Cash provided by operating activities of $7.2 million for the three months ended April 30, 2017, was primarily due to a net loss of $10.0 million, partially offset by stock-based compensation of $5.3 million, and depreciation and amortization, including deferred commissions, of $2.6 million. The net change in operating assets and liabilities was favorable primarily due to a change in accounts receivable and accrued expenses and other liabilities of $13.1 million, partially offset by an unfavorable variance due to the decrease in deferred revenue of $2.2 million, an increase in capitalized deferred commissions of $0.9 million and prepaid and other assets for $0.8 million.

Cash used in operating activities of $10.2 million for the three months ended April 30, 2016, was primarily due to a net loss of $11.9 million, partially offset by stock-based compensation of $1.7 million and depreciation and amortization, including deferred commissions, of $2.0 million. Changes in working capital were unfavorable to cash flows from operations due to an increase in accounts receivable of $3.2 million and prepaid expenses and other current assets of $1.2 million offset by an increase in the deferred revenue balance of $2.6 million, accrued expenses and other liabilities for $0.8 million and other operating assets and liabilities changes.

Investing Activities

Cash used in investing activities for the three months ended April 30, 2017, of $1.4 million was primarily related to $1.0 million for purchases of property and equipment.

Cash used in investing activities for the three months ended April 30, 2016, of $1.4 million was primarily related to purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the three months ended April 30, 2017, of $30.6 million, was primarily due to the $23.0 million in net proceeds raised in our follow-on offering, $4.5 million in proceeds from the exercise of stock options and $3.0 million from the proceeds received for common stock issued under the ESPP plan.

Cash used in financing activities for the three months ended April 30, 2016, of $1.2 million consisted primarily of $1.6 million in payments of offering costs and commissions, partially offset by $0.4 million in proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

Through April 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

Our principal commitments and contractual obligations consist of obligations under operating leases for office facilities. The following table summarizes our non-cancelable contractual obligations as of April 30, 2017:

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Operating lease obligations	$35,034	$4,430	$10,526	$10,581	$9,497
Total contractual obligations	$35,034	$4,430	$10,526	$10,581	$9,497

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended January 31, 2017.

Recent Accounting Pronouncements

Refer to Note 2, “Significant Accounting Policies” in the notes to our condensed consolidated financial statements for analysis of recent accounting pronouncements that are applicable to our business.

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

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of April 30, 2017, we had cash and cash equivalents of $238.1 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant.

We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

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

Item 1A. Risk Factors.

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

The market for spend management software is highly competitive, with relatively low barriers to entry for some software or service organizations. Our competitors include Oracle Corporation (“Oracle”) and SAP AG (“SAP”), well-established providers of spend management software, that have long-standing relationships with many customers. Some customers may be hesitant to switch vendors or to adopt cloud-based software such as ours and prefer to maintain their existing relationships with their legacy software vendors. Oracle and SAP are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. These vendors, as well as other competitors, may offer spend management software on a standalone basis at a low price or bundled as part of a larger product sale. In order to take advantage of customer demand for cloud-based software, legacy vendors are expanding their cloud-based software through acquisitions and organic development. For example, SAP acquired Ariba, Inc. and Concur Technologies, Inc. Legacy vendors may also seek to partner with other leading cloud providers. We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions. We may also face competition from a variety of vendors of cloud-based and on-premise software products that address only a portion of our platform. In addition, other companies that provide cloud-based software in different target markets may develop software or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal software. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.

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

We have incurred significant losses in each period since our inception in 2006. We incurred net losses of $37.6 million, $46.2 million and $27.3 million in the fiscal years ended January 31, 2017, 2016 and 2015, respectively and we incurred net losses of $10 million for our fiscal quarter ended April 30, 2017. We had an accumulated deficit of $160.5 million and $122.9 million at January 31, 2017 and 2016, respectively, and we had an accumulated deficit of $170.6 million at April 30, 2017. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses because costs associated with acquiring customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for shorter periods). You should not consider our recent growth in revenues as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability.

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

Professional services revenues are recognized as the services are performed or upon the completion of the project, depending on the type of professional services arrangement involved. Professional services engagements typically span from a few weeks to several months, which makes it somewhat difficult to predict the timing of revenue recognition for such services and the corresponding effects on our results of operations. Professional services revenues have and may continue to fluctuate significantly from period to period. In addition, because professional services expenses are recognized as the services are performed or upon completion of the project, professional services and total margins can fluctuate significantly from period to period.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations, as well as our key metrics discussed elsewhere in this quarterly report, including the levels of our revenues, gross margin, cash flow and deferred revenue, may vary significantly in the future and period-to-period comparisons of our operating results and key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, as a result they may not fully reflect the underlying performance of our business. These quarterly fluctuations may negatively affect the value of our common stock. Factors that may cause these fluctuations include, without limitation:

•	our ability to attract new customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	the timing of recognition of revenues;
•	the amount and timing of operating expenses;
•	general economic, industry and market conditions, both domestically and internationally;
•	customer renewal rates;
•	significant security breaches of, technical difficulties with, or interruptions to the delivery and use of our products on our platform;
•	the amount and timing of completion of professional services engagements;
•	increases or decreases in the number of users for our platform or pricing changes upon any renewals of customer agreements;
•	changes in our pricing policies or those of our competitors;

•	seasonal variations in sales of our software subscriptions, which have historically been highest in the fourth quarter of a calendar year but may vary in future quarters;
•

the timing and success of new module introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	changes in foreign currency exchange rates;
•	extraordinary expenses such as litigation or other dispute-related settlement payments;
•	sales tax and other tax determinations by authorities in the jurisdiction in which we conduct business;
•	the impact of new accounting pronouncements;
•	fluctuations in stock-based compensation expense;
•	expenses in connection with mergers, acquisitions or other strategic transactions; and
•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangibles from acquired companies.

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

We review the lifetime value and associated acquisition costs of our customers, as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. The lifetime value of our customers and customer acquisition costs has and will continue to fluctuate from one period to another depending upon the amount of our net new subscription revenues (which depends on the number of new customers in a period, upsells of additional modules to existing customers and changes in subscription fees charged to existing customers), gross margins (which depends on investments in and other changes to our cost of customer support and allocated overhead), sales and marketing expenses and renewal rates (which depend on our ability to maintain or grow subscription fees from customers). These amounts have fluctuated from quarter to quarter and will continue to fluctuate in the future. We may not experience lifetime value to customer acquisition cost ratios in future years or periods similar to those we have achieved to date. Other companies may calculate lifetime value and customer acquisition costs differently than our chosen method and, therefore, may not be directly comparable.

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software for Internet-related services. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees in the San Francisco Bay Area often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

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

We rely heavily upon Amazon Web Services (“AWS”) to operate certain aspects of our platform and any disruption of or interference with our use of AWS could impair our ability to deliver our platform and modules to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers and harm to our business. We have architected our software and computer systems to use data processing, storage capabilities and other services provided by AWS. Currently, our cloud service infrastructure is run on AWS. Given this, we cannot easily switch our AWS operations to another cloud provider, so any disruption of or interference with our use of AWS would adversely affect our operations and potentially our business.

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

We have in the past acquired and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, in December 2016, we acquired substantially all of the assets of Spend360 International Limited, a data analytics solution company, and in May 2017, we purchased substantially all of the issued and outstanding capital stock held by shareholders of Trade Extensions TradeExt AB, a Swedish corporation that specializes in strategic sourcing. Acquisitions may disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business.

In addition, we have limited experience in acquiring other businesses and we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;
•	unanticipated costs, accounting charges or other liabilities associated with the acquisition;
•	incurrence of acquisition-related costs;
•	difficulty integrating the accounting systems, operations and personnel of the acquired business;
•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business, including due to language, geographical or cultural differences;
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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. In addition, our exposure to risks associated with various claims, including the use of intellectual property, may be increased as a result of acquisitions of other companies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired technology that has not been asserted prior to our acquisition.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

We may be sued by third parties for various claims including alleged infringement of their proprietary rights.

We are involved in various legal matters arising from normal course of business activities. These may include claims, suits, and other proceedings involving alleged infringement of third-party patents and other intellectual property rights, as well as commercial, corporate and securities, labor and employment, wage and hour, and other matters. In particular, there has been considerable activity in our industry to develop and enforce intellectual property rights. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. In the past third parties have claimed and in the future third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. For example, between March 2012 and August 2014 and between May 2014 and September 2015, we and Ariba, Inc. were involved in patent and trade secret litigation cases, each of which eventually resulted in a settlement agreement that requires us to maintain certain ongoing compliance measures that if challenged, could be costly, time-consuming and divert the attention of our management and key personnel from our business operations.

In the future, others, including our competitors, may claim that our platform and underlying technology infringe or violate their intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers and business partners or to pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify our platform or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly, distracting and time-consuming and could harm our brand, business, results of operations and financial condition.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 32%, 28% and 25% of our total revenues for the fiscal years ended January 31, 2017, 2016 and 2015, respectively, and constituted 34% of our total revenues for our fiscal quarter ended April 30, 2017. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

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

If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the Securities and Exchange Commission (“SEC”), stock exchange or other regulatory authorities, which could require additional financial and management resources to address.

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

To date, most of our sales have involved our procurement and invoicing modules, which are the most mature modules on our platform. Any factor adversely affecting sales of these modules, including software release cycles, market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could adversely affect our business and operating results. Furthermore, our ability to grow our business depends in part on our ability to compete in the market for the other modules on our platform, including expense reporting, sourcing, inventory, contracts, analytics, supplier management and storefront.  Our efforts to market these other modules is relatively new, and it is uncertain whether these other modules will ever result in significant revenues for us. While we have recently acquired businesses related to certain of these modules, there can be no assurance that these acquisitions will facilitate our efforts to market and sell these other modules.  Further, the introduction of new modules beyond these markets may not be successful.

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

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of July 31, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of the fiscal year that is five years from the date of our final prospectus filed with the SEC on October 5, 2016.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” Such an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of our initial public offering and our subsequent follow-on offering we have not had an ownership change that has triggered any material limitation on the use of our tax attributes for purposes of Section 382 of the Code. Future changes in our stock ownership, however, could cause an “ownership change.” It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our potential profitability.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results for periods prior and subsequent to such change. For example, recent new standards issued by the FASB that could materially impact our financial statements include revenue from contracts with customers, certain improvements to employee share-based payment accounting and accounting for leases. We may adopt one or more of these standards retrospectively to prior periods and the adoption may result in an adverse change to previously reported results. Additionally, the adoption of these standards may potentially require enhancements or changes in our systems and will require significant time and cost on behalf of our financial management. The prescribed periods of adoption of these standards and other pending changes in accounting principles generally accepted in the United States, are further discussed in Note 2 “Significant Accounting Policies—Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted” in the notes to our condensed consolidated financial statements.

Our estimates of market opportunity and forecasts of market growth that we have publicly disclosed may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts relating to the size and expected growth of our market that we have publicly disclosed may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates.

Risks Related to Ownership of Our Common Stock

Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations and decline, due to factors beyond our control and you may lose all or part of your investment.

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock has ranged from $22.50 to $41.61 through April 30, 2017.  The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	the overall performance of the equity markets;
•	our operating performance and the performance of other similar companies;
•

changes in our projected operating results that we provide to the public, our failure to meet or exceed these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, pricing changes, new software or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	disruptions in our services due to computer hardware, software or network problems;
•	announcements of customer additions and customer cancellations or delays in customer purchases;
•	recruitment or departure of key personnel;
•	the economy as a whole, market conditions in our industry and the industries of our customers;
•	extraordinary expenses such as litigation or other dispute-related settlement payments;
•	the expiration of market standoff or contractual lock-up agreements;
•	the size of our market float; and
•	any other factors discussed in this quarterly report.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that they might occur, could cause the price of our common stock to decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, when a large number of shares of our common stock become available for sale after June 10, 2017. In particular, our executive officers, directors, substantially all of the selling stockholders who participated in our follow-on offering, as well as certain other holders of our common stock, are subject to a lock-up agreement that will expire with respect to 25% of their shares on June 10, 2017 and that will expire with respect to the remaining 75% of their shares on July 11, 2017. After the expiration of these lock-up periods, these shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from United States registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144. In addition, after the expiration of these lock-up periods, certain of our significant stockholders that are venture capital funds may instead choose to distribute shares of our common stock to their limited partners who may at some point sell these shares in the open market. These agreements also contain several exemptions from the lock-up restrictions. For example, some of our executive officers have entered into Rule 10b5-1 trading plans under which they have contracted with a broker to sell shares of our common stock on a periodic basis. These plans provide for sales to occur from time to time, and sales under such plans that were entered into prior to execution of a lock-up agreement in connection with our follow-on offering by our executive officers will not be subject to the additional lock-up period related to our follow-on offering.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, whether due to the expiration or release of lock-up restrictions or otherwise, could cause the market price of our common stock to decline or make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, or the perception that our shares may be available for sale, will have on the prevailing market price of our common stock.

Certain of our stockholders holding approximately 17 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares to include their shares in registration statements that we may file for ourselves or our stockholders, subject to market standoff and lockup agreements. The market price of our common stock could decline as a result of the sale of a substantial number of shares of our common stock in the public market or the perception in the market that the holders of a large number of stockholders intend to sell their shares.

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

Based upon shares outstanding as of April 30, 2017, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, own approximately 56.3% of our common stock, assuming no exercise of outstanding options. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

In October 2016, we closed our initial public offering, in which we sold 8,510,000 shares of common stock at a price to the public of $18.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a registration statement on Form S-1 (File No. 333-211634), which was declared effective by the Securities and Exchange Commission (“SEC”) on October 5, 2016.

The remainder of the information required by this item regarding the use of our initial public offering proceeds has been omitted pursuant to SEC rules because such information has not changed since our last periodic report was filed.

Unregistered Sales of Equity Securities

On May 3, 2017, we issued 148,476 shares of our common stock in connection with the purchase of substantially all of the issued and outstanding capital stock held by shareholders of Trade Extensions TradeExt AB, a Swedish corporation. This transaction was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation S.

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

Coupa Software Incorporated

Date: June 9, 2017	By:	/s/ Robert Bernshteyn
Robert Bernshteyn
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: June 9, 2017	By:	/s/ Todd Ford
Todd Ford
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Share purchase agreement dated April 7, 2017.	8-K	001-37901	2.1	4/7/17

4.1	Waiver of Notice and Registration Rights and Amendment to Amended and Restated Investors Rights Agreement.	S-1	333-217105	4.1.2	4/10/17

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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