Form 10-Q
period 2017-07-31
Coupa Software Inc
filed 2017-09-08
CIK 1385867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

As of September 5, 2017, the Registrant had 53,604,171 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUPA SOFTWARE INCORPORATED

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	July 31,	January 31,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$208,340	$201,721
Accounts receivable, net of allowances	36,730	47,614
Prepaid expenses and other current assets	7,652	9,150
Deferred commissions, current portion	2,978	3,091
Total current assets	255,700	261,576
Property and equipment, net	4,654	4,642
Deferred commissions, net of current portion	2,870	2,895
Goodwill	37,146	6,306
Intangible assets, net	17,521	5,848
Other assets	3,643	2,597
Total assets	$321,534	$283,864
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,056	$1,175
Accrued expenses and other current liabilities	25,435	17,490
Deferred revenue, current portion	94,758	89,872
Total current liabilities	121,249	108,537
Deferred revenue, net of current portion	1,023	968
Other liabilities	4,262	467
Total liabilities	126,534	109,972
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at July 31, 2017 and January 31, 2017; zero shares issued and outstanding at July 31, 2017 and January 31, 2017, respectively	-	-
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at July 31, 2017 and January 31, 2017; 53,504,272 and 50,251,541 shares issued and outstanding at July 31, 2017 and January 31, 2017, respectively	6	5
Additional paid-in capital	379,450	334,363
Accumulated deficit	(184,456)	(160,476)
Total stockholders’ equity	195,000	173,892
Total liabilities and stockholders’ equity	$321,534	$283,864

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Revenues:
Subscription services	$39,764	$27,783	$75,428	$53,155
Professional services and other	4,787	3,349	10,260	7,160
Total revenues	44,551	31,132	85,688	60,315
Cost of revenues:
Subscription services	9,025	6,029	17,021	12,079
Professional services and other	5,923	5,452	11,424	11,420
Total cost of revenues	14,948	11,481	28,445	23,499
Gross profit	29,603	19,651	57,243	36,816
Operating expenses:
Research and development	10,720	7,206	19,892	15,046
Sales and marketing	23,812	19,252	44,490	35,088
General and administrative	9,430	4,620	17,607	10,173
Total operating expenses	43,962	31,078	81,989	60,307
Loss from operations	(14,359)	(11,427)	(24,746)	(23,491)
Other income (expense), net	707	(846)	1,141	(523)
Loss before provision for income taxes	(13,652)	(12,273)	(23,605)	(24,014)
Provision for income taxes	90	165	175	291
Net loss and comprehensive loss	$(13,742)	$(12,438)	$(23,780)	$(24,305)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(2.13)	$(0.46)	$(4.25)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	52,749	5,826	51,681	5,721

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 31,
	2017	2016
Cash flows from operating activities
Net loss	$(23,780)	$(24,305)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,613	2,104
Amortization of deferred commissions	2,011	2,024
Stock-based compensation	12,916	3,265
Other non-cash items	202	117
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	11,854	1,247
Prepaid expenses and other current assets	1,802	(107)
Other assets	893	(879)
Deferred commissions	(1,873)	(1,530)
Accounts payable	(299)	1,101
Accrued expenses and other liabilities	5,158	2,034
Deferred revenue	3,841	7,210
Net cash provided by (used in) operating activities	16,338	(7,719)
Cash flows from investing activities
Acquisitions, net of cash acquired	(39,073)	-
Purchase of property and equipment	(2,101)	(2,456)
Increase in restricted cash	(217)	-
Net cash used in investing activities	(41,391)	(2,456)
Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting discounts, commissions and offering costs	22,264	(2,824)
Proceeds from the exercise of common stock options	6,383	577
Excess tax benefit from stock-based compensation	-	17
Proceeds from issuance of common stock for employee stock purchase plan	3,025	-
Net cash provided by (used in) financing activities	31,672	(2,230)
Net increase (decrease) in cash and cash equivalents	6,619	(12,405)
Cash and cash equivalents at beginning of period	201,721	92,348
Cash and cash equivalents at end of period	$208,340	$79,943
Supplemental disclosure of cash flow data
Cash paid for income taxes	$433	$80
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised stock options	$263	$212
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$63	$132
Offering costs included in accounts payable and accrued expenses and other current liabilities	$-	$544

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

Coupa Software Incorporated (the “Company” or “we”) was incorporated in the state of Delaware in 2006. The Company provides a unified, cloud-based spend management platform that provides greater visibility into and control over how companies spend money. The platform enables businesses to achieve savings that drive profitability. The Company is based in San Mateo, California.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2017 filed with the SEC on April 3, 2017 (the “Form 10-K”). The consolidated financial statements include the results of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated during consolidation.

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

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. ASU 2014-09 is effective for public entities for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 31, 2017. Early adoption is permitted for all public entities only as of annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2016. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company will adopt this standard using a modified retrospective approach. The Company is not planning to early adopt the new standard and is continuing to assess the impact of the adoption on its financial position, results of operations, cash flows and related disclosures and has not yet determined whether the effect will be material. The Company preliminarily believes that the new standard will impact revenue recognized due to the removal of the current limitation on contingent revenue. In addition, commissions accounting under the new standard is expected to be significantly different than the Company’s current capitalization policy. The new standard will result in additional types of costs that will be capitalized and amounts will be amortized over a period longer that the Company’s current policy of amortizing the deferred amounts over the specific revenue contract-terms.  The new standard also requires incremental disclosures including information about the remaining transaction price and when the Company expects to recognize revenue. The Company continues to assess the new standard along with industry trends and additional interpretive guidance and may adjust its interpretation and implementation plan accordingly.

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

Note 3. Business Combination

On May 3, 2017, the Company acquired substantially all of the issued and outstanding capital stock held by shareholders of Trade Extensions TradeExt AB (“Trade Extensions”), a Swedish corporation. The acquisition enabled the Company to broaden its cloud platform for business spend, particularly in the area of strategic sourcing.

The acquisition was accounted for as a business combination and, accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their preliminary fair values on the acquisition date. Upon the closing of the acquisition, the Company paid aggregate consideration of approximately $40.9 million in cash, of which $7.2 million is being held in escrow for 18 months after the transaction closing date. In addition, approximately $4.1 million in the form of 148,476 shares of the Company’s common stock was issued to certain key employees of Trade Extensions, which stock is subject to service vesting conditions including continued employment with the Company and were unvested as at July 31, 2017. The value assigned to the common stock issued will be recorded as post-acquisition compensation expense and has been excluded from the purchase consideration.

The major classes of assets and liabilities to which we have preliminarily allocated the fair value of purchase consideration were as follows: (in thousands):

May 3, 2017
Cash and cash equivalents	$2,016
Accounts receivable	1,172
Intangible assets	12,960
Other assets	2,086
Goodwill	30,840
Accounts payable and other liabilities	(8,125)
Total consideration	$40,949

Other assets includes indemnification assets totaling $1.4 million due to assumed liability for which the seller is responsible.  The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Trade Extensions and is not expected to be deductible for income tax purposes.  The Company determined the preliminary fair values of intangible assets acquired with the assistance of third party valuation consultants. Based on this preliminary valuation, the intangible assets acquired are (in thousands):

	Fair Value	Weighted Average Amortization Period (in Years)
Developed technology	$9,700	7
Customer relationships	3,100	5
Trademarks	160	1
Total intangible assets	$12,960

The Company incurred costs related to this acquisition of approximately $526,000 for the six months ended July 31, 2017. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The revenue and earnings of Trade Extensions have been included in the Company’s results since the acquisition date and are not material to the Company’s consolidated financial results. Pro forma results of operations for this acquisition have not been presented as the financial impact to the Company’s condensed consolidated financial statements would be immaterial.

Note 4. Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurement or assumptions that market participants would use in pricing the assets or liabilities, such as inherent risk, transfer restrictions and credit risk.

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•

Level 2 - Observable inputs other than quoted price in active markets for identical assets or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially full term of assets or liabilities.

•	Level 3 - Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the assets or liabilities.

The following table summarizes the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
July 31, 2017
Money market funds (1)	$170,570	$-	$-	$170,570
January 31, 2017
Money market funds (1)	$178,245	$-	$-	$178,245

(1)	Included in cash and cash equivalents.

Note 5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	July 31,	January 31,
	2017	2017
Furniture and equipment	$1,513	$1,415
Software development costs	14,551	12,376
Leasehold improvements	458	458
Gross property and equipment	16,522	14,249
Less: accumulated depreciation and amortization	(11,868)	(9,607)
Total property and equipment, net	$4,654	$4,642

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $124,000  and $112,000  for the three months ended July 31, 2017 and 2016, respectively, and $239,000 and $202,000 for the six months ended July 31, 2017 and 2016, respectively.

Amortization expense related to software development costs was approximately $1.0 million and $813,000 for the three months ended July 31, 2017 and 2016, respectively, and $2.0 million and $1.5 million for the six months ended July 31, 2017 and 2016, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

The following table represents the changes in goodwill (in thousands):

Balance at January 31, 2017	$6,306
Additions from acquisition	30,840
Balance at July 31, 2017	$37,146

The increase in goodwill is due to the acquisition of Trade Extensions as discussed in Note 3.

Other Intangible Assets

The following table summarizes the other intangible asset balances (in thousands):

	As of
	July 31, 2017			January 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,086	$(2,648)	14,438	$7,210	$(1,393)	5,817
Customer relationships	3,174	(212)	2,962	74	(43)	31
Trademarks	160	(39)	121	-	-	-
Total other intangible assets	$20,420	$(2,899)	$17,521	$7,284	$(1,436)	$5,848

Amortization expense related to other intangible assets was approximately $977,000 and $220,000 for the three months ended July 31, 2017 and 2016, respectively, and $1.5 million and $432,000 for the six months ended July 31, 2017 and 2016, respectively.

As of July 31, 2017, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2018 (remaining six months)	$1,817
2019	3,221
2020	3,111
2021	3,092
2022	2,996
Thereafter	3,284
Total	$17,521

Note 7. Common Stock and Stockholders’ Equity

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

Preferred Stock

As of July 31, 2017, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.

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

The Company has reserved 5,255,046 shares of its common stock for issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will automatically increase on the first day of each fiscal year during the term of the 2016 Plan by a number of shares equal to 5% of its outstanding shares of common stock on the last day of the prior fiscal year. The number and class of shares reserved under the Company’s 2016 Plan will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the six months ended July 31, 2017 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at January 31, 2017	13,016,402	$5.60	7.92	$265,542
Option grants	406,686	$23.84
Options exercised	(1,830,867)	$3.49
Options forfeited	(462,606)	$6.92
Balance at July 31, 2017	11,129,615	$6.56	7.65	$268,956
Exercisable at July 31, 2017	6,153,537	$4.36	7.01	$162,270

The options exercisable as of July 31, 2017 include options that are exercisable prior to vesting. The aggregate intrinsic value of options vested and expected to vest and exercisable as of July 31, 2017 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of July 31, 2017. The aggregate intrinsic value of exercised options was $16.8 million and $575,000 for the three months ended July 31, 2017 and 2016, respectively, and $44.5 million and $2.2 million for the six months ended July 31, 2017 and 2016, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The weighted-average grant date fair value of options granted was not applicable for the three months ended July 31, 2017 as no options were granted during this period  and $3.92 per share for the three months ended July 31, 2016. The weighted-average grant date fair value of options granted was $11.04 and $3.72 per share for the six months ended July 31, 2017 and 2016, respectively.

During each of the three months ended July 31, 2017 and 2016, zero options were granted to non-employees. During the six months ended July 31, 2017 and 2016, zero and 52,250 options were granted to non-employees, respectively.

Early Exercises of Stock Options

Certain option grants under the 2006 Stock Plan are allowed to be exercised prior to vesting. The unvested shares of common stock exercised are subject to the Company’s right to repurchase at the lower of the original exercise price or the fair market value of the share at the time the repurchase right is exercised. Early exercises of options are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises are initially recorded in accrued expenses and other current liabilities and reclassified to additional paid-in capital as the underlying shares vest. At July 31, 2017, the Company had $2.3 million recorded in accrued expenses and other current liabilities related to early exercises of stock options, and the related number of unvested shares subject to repurchase was 217,181.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity related to the Company’s RSUs:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Awarded and unvested at January 31, 2017	77,883	$18.38
Awards granted	1,924,386	$25.34
Awards vested	(88,646)	$22.71
Awards forfeited	(57,777)	$17.50
Awarded and unvested at July 31, 2017	1,855,846	$25.41

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

As of July 31, 2017, 197,781 shares of common stock were purchased under the ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s ESPP. As of July 31, 2017, total unrecognized compensation cost related to the ESPP was $6.6 million which will be amortized over a weighted-average period of 1.16 years.

Market-based Options

In September 2016, the Board of Directors granted 544,127 stock options to the Chief Executive Officer (the “2016 CEO Grant”) under the 2006 Equity Plan with an exercise price of $13.04 per share. The 2016 CEO Grant is eligible to vest based on the achievement of stock price appreciation targets after the consummation of the initial public offering, as well as continuous service over a four-year period following the grant date.  The fair value of the 2016 CEO Grant was determined using a Monte Carlo simulation approach. The Company amortizes the fair value of the option award using the graded-vesting method. For the three months ended July 31, 2017, the total stock-based compensation expense recognized was approximately $471,000. As of July 31, 2017, two of the three performance-based milestones were achieved, resulting in 79,350 shares being vested and exercisable.

Stock-based Compensation

The Company’s total stock-based compensation expense as of the dates indicated was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Cost of revenue:
Subscription services	$529	$140	$884	$265
Professional services and other	716	109	1,280	244
Research and development	1,647	303	2,799	625
Sales and marketing	2,340	441	3,940	911
General and administrative	2,406	566	4,013	1,220
Total	$7,638	$1,559	$12,916	$3,265

Stock-based compensation capitalized in capitalized software development costs was approximately $263,000  at July 31, 2017.

Of the total stock-based compensation expense, costs recognized for options granted to non-employees were immaterial for all periods presented.

As of July 31, 2017 there was approximately $24.7 million of total unrecognized compensation cost related to unvested stock options granted to employees and non-employee service providers under the 2006 Stock Plan and 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.37 years.

As of July 31, 2017 there was approximately $45.0 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 3.63 years.

No stock options were granted during the three months ended July 31, 2017.

Note 8. Commitments and Contingencies

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates through September 2024. Rent expense, which is being recognized on a straight-line basis over the lease term, was approximately $1.5 million and $1.0 million for the three months ended July 31, 2017 and 2016, respectively, and $2.5 million and $1.9 million for the six months ended July 31, 2017 and 2016, respectively. The difference between the lease payments made and the lease expense recognized to date using the straight-line method is recorded as a liability and included within accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

Future minimum lease payments required under these agreements as of July 31, 2017 are as follows (in thousands):

Year Ending January 31,
2018 (remaining six months)	$2,496
2019	5,639
2020	5,768
2021	5,555
2022	5,494
Thereafter	11,295
Total	$36,247

Contingencies

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

Warranties and Indemnifications

The Company’s cloud-based software platform and applications are typically warranted against material decreases in functionality and to perform in a manner consistent with industry standards and in accordance with the Company’s on-line documentation under normal use and circumstances.

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

The Company recorded a tax provision of approximately $90,000 and $165,000 for the three months ended July 31, 2017 and 2016, respectively. The Company recorded a tax provision of approximately $175,000 and $291,000 for the six months ended July 31,

2017 and 2016, respectively, representing effective tax rates of (1.52)% and (1.22)% respectively. The decrease in the provision for income taxes during the three and six months ended July 31, 2017 compared to the three and six months ended July 31, 2016, was primarily due to tax benefits from excess stock-based compensation deductions, partially offset by an increase in the provision for foreign taxes.

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

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the three and six months ended July 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Numerator:
Net loss attributable to common stockholders	$(13,742)	$(12,438)	$(23,780)	$(24,305)
Denominator:
Weighted-average common shares outstanding	52,749	5,826	51,681	5,721
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(2.13)	$(0.46)	$(4.25)

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

	As of July 31,
	2017	2016
Convertible preferred stock as converted	-	34,610,979
Options to purchase common stock	11,129,615	12,395,877
RSUs	1,855,846	56,250
Unvested common shares subject to repurchase	414,126	188,628
Shares committed under the ESPP	188,788	-
Convertible preferred stock warrants	-	36,971
Total	13,588,375	47,288,705

Note 11. Business Segment Information

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

Note 12. Significant Customers and Geographic Information

No customer balance comprised 10% or more of total accounts receivable at July 31, 2017 or January 31, 2017.

During the three and six months ended July 31, 2017 and July 31, 2016, revenues by geographic area, based on billing addresses of the customers, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
United States	$28,751	$21,942	$56,062	$42,610
Foreign countries	15,800	9,190	29,626	17,705
Total revenues	$44,551	$31,132	$85,688	$60,315

No single foreign country represented more than 10% of the Company’s revenues in any period.  Additionally, no single customer represented more than 10% of the Company’s revenues in any period.

Note 13. Related Parties

One of the Company’s customers, T. Rowe Associates, Inc., is an investment adviser of certain of the Company’s stockholders. The Company recognized subscription revenue from this customer of approximately $135,000 and $127,000 for the three months ended July 31, 2017 and 2016, respectively, and approximately $264,000 and $247,000 for the six months ended July 31, 2017 and 2016, respectively. The Company had no outstanding receivables from this customer as of July 31, 2017 or January 31, 2017.

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

Overview

We are a leading provider of spend management solutions, with a unified, cloud-based platform that connects our customers with more than three million suppliers globally.

Our platform provides greater visibility into and control over how companies spend money. Using our platform, businesses are able to achieve real, measurable value and savings that drive their profitability; we call this “Value as a Service.” We refer to the process companies use to purchase goods and services as spend management and to the money that they manage with this process as spend under management.  We offer a unified, cloud-based spend management platform that is tightly integrated and delivers a broad range of capabilities that would otherwise require the purchase and use of multiple disparate point applications. The core of our platform consists of procurement, invoicing and expense management modules that form our transactional engine and capture a company’s spend. We sometimes refer to these modules as our core Coupa platform.  In addition, our platform offers supporting modules, including sourcing, analytics, contract management, supplier management, inventory management and storefront, that help companies further manage their spend. Moreover, through our Coupa Open Business Network, suppliers of all sizes can easily interact with buyers electronically, thus significantly reducing paper, improving operating efficiencies and reducing costs.

We offer access to our platform under a Software-as-a-Service business model. At the time of initial deployment, our customers often make a set of common functions available to the majority of their licensed employees, as well as incremental modules for select employees and procurement specialists, which we refer to as power users. Therefore, we are typically able to capture most of the expected annual recurring revenue opportunity at the inception of our customer relationships, rather than targeting specific power users at the outset of the customer relationship with the intention of expanding and getting more annual recurring revenue at later stages of the customer relationship. Customers can rapidly implement our platform, with implementation periods typically ranging from a few weeks to several months. Customers also benefit from software updates that typically require little downtime.

We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the three and six months ended July 31, 2017 and 2016, respectively.

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

We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and modules to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa, Latin America and Asia-Pacific. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 35% and 30% for the three months ended July 31, 2017 and 2016, respectively, and 35% and 29% for the six months ended July 31, 2017 and 2016, respectively. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.

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

Recent Business Developments

In May 2017, we acquired substantially all of the issued and outstanding capital stock held by shareholders of Trade Extensions TradeExt AB, a Swedish corporation that specializes in strategic sourcing. We paid aggregate consideration of approximately $40.9 million in cash, of which $7.2 million is being held in escrow for 18 months after the transaction closing date to secure the indemnification obligations of the Trade Extensions shareholders. In addition, approximately $4.1 million in the form of 148,476 shares of our common stock was issued to certain key employees of Trade Extensions, which stock is subject to service vesting conditions including continued employment with Coupa. The value assigned to the common stock issued will be recorded as post-acquisition compensation expense and has been excluded from the purchase consideration. We accounted for the transaction using the acquisition method, which requires, among other things, that the assets acquired and liabilities assumed in a business combination be recognized at their respective estimated fair values as of the acquisition date.

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

Key Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of July 31,
	2017	2016
Cumulative spend under management (in billions)	$502.8	$256.8
Deferred revenue (in millions)	$95.8	$72.1

Cumulative Spend Under Management

Cumulative spend under management represents the aggregate amount of money that has been transacted through our core Coupa platform for all of our customers collectively since we launched our core platform. We calculate this metric by aggregating the actual transaction data, such as invoices, purchase orders and expenses, from customers on our core Coupa platform. Cumulative spend under management does not include spending data associated with modules from acquired companies, including Spend360 and Trade Extensions. The cumulative spend under management metrics presented above do not directly correlate to our revenue or results of operation because we do not generally charge our customers based on actual usage of our core platform. However, we believe the cumulative spend under management metrics do illustrate the adoption, scale and value of our platform, which we believe enhances our ability to maintain existing customers and attract new customers.

Deferred Revenue

We generally sign multiple year subscription contracts for our platform and invoice an initial amount at contract signing followed by subsequent annual invoices. Our deferred revenue consists of amounts that have been invoiced but not yet been recognized as revenues as of the end of a reporting period. The majority of our deferred revenue balance consists of subscription revenues that are recognized ratably over the contractual period.

Non‑GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”) we believe the following non‑GAAP measures are useful in evaluating our operating performance. We regularly review the following measures when we evaluate our business:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Non-GAAP operating loss	$(5,744)	$(9,630)	$(10,367)	$(19,645)
Non-GAAP net loss	$(5,434)	$(10,648)	$(9,883)	$(20,504)

We define non‑GAAP operating loss as operating loss before stock‑based compensation, litigation related costs and amortization of acquired intangible assets. We define non‑GAAP net loss as net loss and comprehensive loss before stock‑based compensation, litigation‑related costs and amortization of acquired intangible assets and related tax effects.

We believe non‑GAAP operating loss and non-GAAP net loss provide users of our financial information consistency and comparability with our past financial performance which facilitates period to period comparisons of operations. We believe non‑GAAP operating loss and non-GAAP net loss are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance.

We use non‑GAAP operating loss and non-GAAP net loss in conjunction with traditional GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate our financial performance to our board of directors. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non‑GAAP operating loss and non-GAAP net loss should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.

We compensate for these limitations by providing investors and other users of our financial information with a reconciliation of non‑GAAP operating loss to loss from operations and non-GAAP net loss to net loss and comprehensive loss, the related GAAP financial measures. We encourage investors and others to review our financial information in its entirety, to not rely on any single financial measure and to view non‑GAAP operating loss and non-GAAP net loss in conjunction with loss from operations and net loss and comprehensive loss. The following tables provide a reconciliation of loss from operations to non‑GAAP operating loss and from net loss and comprehensive loss to non-GAAP net loss:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Loss from operations	$(14,359)	$(11,427)	$(24,746)	$(23,491)
Stock-based compensation	7,638	1,559	12,916	3,265
Litigation related costs	-	26	-	149
Amortization of acquired intangible assets	977	212	1,463	432
Non-GAAP operating loss	$(5,744)	$(9,630)	$(10,367)	$(19,645)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net loss and comprehensive loss	$(13,742)	$(12,438)	$(23,780)	$(24,305)
Stock-based compensation	7,638	1,559	12,916	3,265
Litigation related costs	-	26	-	149
Amortization of acquired intangible assets	977	212	1,463	432
Aggregate adjustment for income taxes	(307)	(7)	(482)	(45)
Non-GAAP net loss	$(5,434)	$(10,648)	$(9,883)	$(20,504)

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

Subscription fees are recognized ratably as revenues over the contract term beginning on the date the application is made available to the customer. Our new business subscriptions typically have a term of three years. We generally invoice our customers in annual installments at the beginning of each year in the subscription period. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period. Amounts that have not been invoiced are not reflected in our consolidated financial statements.

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

Our professional services engagements typically span from a few weeks to several months, which, when accounted for under the completed performance method, makes it somewhat difficult to predict the timing of revenue recognition for such services. For this reason, our professional services revenues may fluctuate significantly from period to period. The terms of our typical professional services arrangements provide that our customers pay us within 30 days from the invoice date. Fixed-fee services arrangements are generally invoiced in advance. We have made significant investments in our professional services business that are designed to ensure customer success and adoption of our platform. We are continuing to invest in expanding our professional services partner ecosystem to further support our customers. As the professional services practices of our partner firms continue to develop, we expect them to increasingly contract directly with our subscription customers and we incentivize our sales force to further this objective.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Commissions earned by our sales force that can be associated directly with a noncancellable subscription contract are deferred and amortized over the same period that revenues are to be recognized for the related noncancellable contract. Other sales and marketing costs include promotional events to promote our brand, including our INSPIRE conferences, advertising, allocated overhead and amortization of customer relationships and trademark.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash and cash equivalents, the change in the fair value of our preferred stock warrants, and the effect of exchange rates on our foreign currency-denominated asset and liability balances. All translation adjustments are recorded as foreign currency gains (losses) in the consolidated statements of operations.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. and the majority of our international deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Subscription services	$39,764	$27,783	$75,428	$53,155
Professional services and other	4,787	3,349	10,260	7,160
Total revenues	44,551	31,132	85,688	60,315
Cost of revenues:
Subscription services	9,025	6,029	17,021	12,079
Professional services and other	5,923	5,452	11,424	11,420
Total cost of revenues	14,948	11,481	28,445	23,499
Gross profit	29,603	19,651	57,243	36,816
Operating expenses:
Research and development	10,720	7,206	19,892	15,046
Sales and marketing	23,812	19,252	44,490	35,088
General and administrative	9,430	4,620	17,607	10,173
Total operating expenses	43,962	31,078	81,989	60,307
Loss from operations	(14,359)	(11,427)	(24,746)	(23,491)
Other income (expense), net	707	(846)	1,141	(523)
Loss before provision for income taxes	(13,652)	(12,273)	(23,605)	(24,014)
Provision for income taxes	90	165	175	291
Net loss and comprehensive loss	$(13,742)	$(12,438)	$(23,780)	$(24,305)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Revenues:
Subscription services	89%	89%	88%	88%
Professional services and other	11	11	12	12
Total revenues	100	100	100	100
Cost of revenues:
Subscription services	20	19	20	20
Professional services and other	13	18	13	19
Total cost of revenues	33	37	33	39
Gross profit	67	63	67	61
Operating expenses:
Research and development	24	23	23	25
Sales and marketing	53	62	52	58
General and administrative	21	15	21	17
Total operating expenses	98	100	96	100
Loss from operations	(31)	(37)	(29)	(39)
Other income (expense), net	2	(3)	1	(1)
Loss before provision for income taxes	(29)	(40)	(28)	(40)
Provision for income taxes	-	1	-	-
Net loss and comprehensive loss	(29)%	(41)%	(28)%	(40)%

Three Months Ended July 31, 2017 and July 31, 2016

Revenues

	Three Months Ended
	July 31,
	2017	2016	% Change
	(in thousands)
Subscription services	$39,764	$27,783	43%
Professional services and other	4,787	3,349	43%
Total revenues	$44,551	$31,132	43%

Total revenues were $44.6 million for the three months ended July 31, 2017 compared to $31.1 million for the three months ended July 31, 2016, an increase of $13.5 million, or 43%. Subscription services revenues were $39.8 million, or 89% of total revenues, for the three months ended July 31, 2017, compared to $27.8 million, or 89% of total revenues, for the three months ended July 31, 2016. This increase was primarily due to the acquisition of new customers, an increase in average subscription revenue per customer and the sale of additional users and modules to existing customers.  Professional services revenues were $4.8 million for the three months ended July 31, 2017 compared to $3.3 million for the three months ended July 31, 2016. This increase of $1.5 million, or 43%, was primarily driven by a favorable impact from the timing of completion of various projects for which revenue is recognized under the completed performance method of accounting, and increased training revenue.

Cost of Revenues

	Three Months Ended
	July 31,
	2017	2016	% Change
	(in thousands)
Subscription services	$9,025	$6,029	50%
Professional services and other	5,923	5,452	9%
Total cost of revenues	$14,948	$11,481	30%

Cost of subscription services was $9.0 million for the three months ended July 31, 2017, compared to $6.0 million for the three months ended July 31, 2016, an increase of $3.0 million, or 50%. The increase in cost of subscription services was primarily due to an increase of $1.0 million in employee compensation costs related to higher headcount, an increase of $0.9 million in amortization of capitalized software development costs and intangible assets, an increase of $0.6 million in hosting fees to accommodate increased customer spend, and an increase of $0.5 million related to allocated facilities and other costs driven by our overall growth.

Cost of professional services was $5.9 million for the three months ended July 31, 2017, compared to $5.5 million for the three months ended July 31, 2016, an increase of $0.4 million, or 9%. The increase in cost of professional services was primarily due to an increase of $1.4 million in employee compensation costs related to higher headcount, and an increase of $0.5 million related to allocated facilities and other costs driven by our overall growth.  These increases were offset by a $1.4 million decrease in costs associated with work performed by subcontractors for engagements where we had contracted directly with the customer to perform the professional services.

Gross Profit

	Three Months Ended
	July 31,
	2017	2016	% Change
	(in thousands)
Gross profit	$29,603	$19,651	51%

Gross profit was $29.6 million for the three months ended July 31, 2017, compared to $19.7 million for the three months ended July 31, 2016, an increase of $9.9 million, or 51%. The increase in gross profit is the result of the increases in our subscription services revenues due primarily to the addition of new customers in the three months ended July 31, 2017 and by increased professional services revenue driven by a favorable impact from the timing of completion of various projects for which revenue is recognized under the completed performance method of accounting.  Gross profit percentage was 67% for the three months ended July

31, 2017, compared to 63% for the three months ended July 31, 2016, primarily driven by increased professional services gross profits during the period.

Operating Expenses

Research and Development

	Three Months Ended
	July 31,
	2017	2016	% Change
	(in thousands)
Research and development	$10,720	$7,206	49%

Research and development expenses were $10.7 million for the three months ended July 31, 2017, compared to $7.2 million for the three months ended July 31, 2016, an increase of $3.5 million, or 49%. The increase was primarily due to an increase of $2.9 million in employee compensation costs related to higher headcount and an increase of $0.7 million related to allocated facilities and other costs driven by our overall growth. We expect research and development expenses will continue to increase in absolute dollars as we continue to invest in research and development activities.

Sales and Marketing

	Three Months Ended
	July 31,
	2017	2016	% Change
	(in thousands)
Sales and marketing	$23,812	$19,252	24%

Sales and marketing expenses were $23.8 million for the three months ended July 31, 2017, compared to $19.3 million for the three months ended July 31, 2016, an increase of $4.5 million, or 24%. The increase was primarily due to an increase of $4.4 million in employee compensation costs related to higher headcount, an increase of $0.5 million related to allocated facilities costs, an increase of $0.2 million in amortization of intangibles assets and an increase of $0.2 million in costs due to additional travel expenses. These increases are partially offset by decreases of $0.8 million in event coordination, advertising, marketing consultant and recruiting costs.

General and Administrative

	Three Months Ended
	July 31,
	2017	2016	% Change
	(in thousands)
General and administrative	$9,430	$4,620	104%

General and administrative expenses were $9.4 million for the three months ended July 31, 2017, compared to $4.6 million for the three months ended July 31, 2016, an increase of $4.8 million, or 104%. The increase was primarily due to $2.9 million in employee compensation costs related to higher headcount, an increase of $1.4 million for professional and outside services, and an increase of $0.5 million related to allocated facilities costs and other costs driven by our overall growth. We expect general and administrative expenses will continue to increase in absolute dollars due to the growth of our company and our continued transition to being a public company.

Other Income (Expense), Net

	Three Months Ended
	July 31,
	2017	2016	% Change
	(in thousands)
Other income (expense), net	$707	$(846)	184%

Other income, net was $0.7 million for the three months ended July 31, 2017, compared to a net expense of $0.8 million for the three months ended July 31, 2016, an increase of $1.5 million, or 184%. The increase in income was primarily due to $1.3 million increase in net currency gains, primarily driven by the strengthened British Pound, Swedish Krona and Euro and $0.2 million increase in interest income earned.

Provision for Income Taxes

	Three Months Ended
	July 31,
	2017	2016	% Change
	(in thousands)
Provision for income taxes	$90	$165	(45%)

Provision for income taxes was $0.1 million for the three months ended July 31, 2017, compared to $0.2 million for the three months ended July 31, 2016, a decrease of $0.1 million, or 45%. The decrease was was primarily due to tax benefits from excess stock-based compensation deductions, partially offset by an increase in the provision for foreign taxes.

Six Months Ended July 31, 2017 and July 31, 2016

Revenues

	Six Months Ended
	July 31,
	2017	2016	% Change
	(in thousands)
Subscription services	$75,428	$53,155	42%
Professional services and other	10,260	7,160	43%
Total revenues	$85,688	$60,315	42%

Total revenues were $85.7 million for the six months ended July 31, 2017, compared to $60.3 million for the six months ended July 31, 2016, an increase of $25.4 million, or 42%. Subscription services revenues were $75.4 million, or 88% of total revenues, for the six months ended July 31, 2017, compared to $53.1 million, or 88% of total revenues, for the six months ended July 31, 2016. This increase was primarily due to the acquisition of new customers, an increase in average subscription revenue per customer and the sale of additional users and modules to existing customers. Professional services revenues were $10.3 million for the six months ended July 31, 2017 compared to $7.2 million for the six months ended July 31, 2016. This increase of $3.1 million, or 43%, was primarily due to a favorable impact from the timing of completion of various projects for which revenue is recognized under the completed performance method of accounting, and an increase in training revenue.

Cost of Revenues

	Six Months Ended
	July 31,
	2017	2016	% Change
	(in thousands)
Subscription services	$17,021	$12,079	41%
Professional services and other	11,424	11,420	-
Total cost of revenues	$28,445	$23,499	21%

Costs of subscription services were $17.0 million for the six months ended July 31, 2017, compared to $12.1 million for the six months ended July 31, 2016, an increase of $4.9 million, or 41%. The increase in costs of subscription services was primarily due to an increase of $1.7 million in employee compensation costs related to higher headcount, an increase of $1.5 million in amortization of capitalized software development costs and intangible assets, an increase of $0.7 million in hosting fees due to customer growth and the remaining increase due to allocated facilities and outside services costs.

Costs of professional services were $11.4 million for both of the six months ended July 31, 2017 and July 31, 2016. Net costs related to professional services were unchanged despite an increase of $2.5 million in employee compensation costs related to higher headcount, and an increase of $0.5 million related to allocated facilities and other costs driven by our overall growth.  These were offset by a $3.0 million decrease in costs associated with work performed by subcontractors in the six months ended July 31, 2016 for engagements where we had contracted directly with the customer to perform the professional services, which costs did not recur in the six months ended July 31, 2017.

Gross Profit

	Six Months Ended
	July 31,
	2017	2016	% Change
	(in thousands)
Gross profit	$57,243	$36,816	55%

Gross profit was $57.2 million for the six months ended July 31, 2017, compared to $36.8 million for the six months ended July 31, 2016, an increase of $20.4 million, or 55%. The increase in gross profit is the result of the increases in our subscription services revenues due primarily to the addition of new customers in the fiscal year. In addition, professional services gross profit increased, driven by a favorable impact from the timing of completion of various projects for which revenue is recognized under the completed performance method of accounting.  Gross profit percentage was 67% for the six months ended July 31, 2017, compared to 61% for the six months ended July 31, 2016, driven by an improved professional services gross profit.

Operating Expenses

Research and Development

	Six Months Ended
	July 31,
	2017	2016	% Change
	(in thousands)
Research and development	$19,892	$15,046	32%

Research and development expenses were $19.9 million for the six months ended July 31, 2017, compared to $15.0 million for the six months ended July 31, 2016, an increase of $4.9 million, or 32%. The increase was primarily due to an increase of $4.5 million in employee compensation costs related to higher headcount, and an increase of $0.4 million to allocated facilities, travel and other costs driven by our overall growth.

Sales and Marketing

	Six Months Ended
	July 31,
	2017	2016	% Change
	(in thousands)
Sales and marketing	$44,490	$35,088	27%

Sales and marketing expenses were $44.5 million for the six months ended July 31, 2017, compared to $35.1 million for the six months ended July 31, 2016, an increase of $9.4 million, or 27%. The increase was primarily due to an increase of $8.0 million in employee compensation costs related to higher headcount, an increase of $0.8 million in marketing, travel and event costs, an increase of $0.6 million related to allocated facilities costs and other costs driven by our overall growth.

General and Administrative

	Six Months Ended
	July 31,
	2017	2016	% Change
	(in thousands)
General and administrative	$17,607	$10,173	73%

General and administrative expenses were $17.6 million for the six months ended July 31, 2017, compared to $10.2 million for the six months ended July 31, 2016, an increase of $7.4 million, or 73%. The increase was primarily due to $4.6 million in employee compensation costs related to higher headcount, an increase of $2.3 million for professional and outside services, and an increase of $0.5 million related to allocated facilities costs and other costs driven by our overall growth.

Other Income (Expense), Net

	Six Months Ended
	July 31,
	2017	2016	% Change
	(in thousands)
Other income (expense), net	$1,141	$(523)	318%

Other income, net was $1.1 million for the six months ended July 31, 2017, compared to a net expense of $0.5 million for the six months ended July 31, 2016, an increase of $1.6 million, or 318%. The increase in income was primarily due to $1.3 million increase in net currency gains, primarily driven by the strengthened British Pound, Swedish Krona and Euro and $0.4 million increase in interest income earned.

Provision for Income Taxes

	Six Months Ended
	July 31,
	2017	2016	% Change
	(in thousands)
Provision for income taxes	$175	$291	(40%)

Provision for income taxes was $0.2 million for the six months ended July 31, 2017, compared to $0.3 million for the six months ended July 31, 2016, a decrease of $0.1 million, or 40%. The decrease was primarily due to tax benefits from excess stock-based compensation deductions, partially offset by an increase in the provision for foreign taxes.

Liquidity and Capital Resources

As of July 31, 2017, our principal sources of liquidity were cash and cash equivalents totaling $208.3 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of bank deposits and money market funds. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months.

Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our services. We may enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.

Operating Activities

 Cash provided by operating activities of $16.3 million for the six months ended July 31, 2017, was due to a net loss of $23.8 million, offset by stock-based compensation of $12.9 million, and depreciation and amortization, including deferred commissions, of $5.6 million. The net change in operating assets and liabilities was favorable primarily due to our collection of customer payments which is typically higher in the first half of our fiscal year, in addition to other operating activities generating a cash inflow of $23.2 million, partially offset by an unfavorable variance due to the increase in capitalized deferred commissions of $1.9 million.

Cash used in operating activities of $7.7 million for the six months ended July 31, 2016, was primarily due to a net loss of $24.3 million, partially offset by stock-based compensation of $3.3 million, depreciation and amortization, including deferred commissions, of $4.1 million, and a change in working capital of $9.1 million. The net change in operating assets and liabilities was primarily due to a favorable change in the deferred revenue balance of $7.2 million and accounts receivable and payables, including accrued and other liabilities, of $4.4 million, partially offset by an unfavorable variance due to the increase of capitalized deferred commissions of $1.5 million and increase of prepaid and other current and long term assets, for $1.0 million.

Investing Activities

Cash used in investing activities for the six months ended July 31, 2017 of $41.4 million was primarily related to $39.1 million spent in business acquisitions, to $2.1 million for purchases of property and equipment and to $0.2 for the increase in restricted cash.

Cash used in investing activities for the six months ended July 31, 2016 of $2.5 million was primarily related to purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the six months ended July 31, 2017 of $31.7 million was primarily due to the $22.3 million in net proceeds raised in our follow-on offering, $6.4 million in proceeds from the exercise of stock options and $3.0 million from the proceeds received for common stock issued under the ESPP plan.

Cash used in financing activities for the six months ended July 31, 2016, of $2.2 million was due to the costs paid in connection with our initial public offering, partially offset by proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

Through July 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

Our principal commitments and contractual obligations consist of obligations under operating leases for office facilities. The following table summarizes our non-cancelable contractual obligations as of July 31, 2017:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Operating lease obligations	$36,247	$5,321	$11,392	$11,025	$8,509
Total contractual obligations	$36,247	$5,321	$11,392	$11,025	$8,509

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Swedish Krona and British Pound Sterling. Due to the relative size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the future and we are continually monitoring the foreign currency exposure to determine when we should begin a hedging program. The substantial majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of July 31, 2017, we had cash and cash equivalents of $208.3 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk.  We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

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

Our quarterly results of operations, as well as our key metrics discussed elsewhere in this quarterly report, including the levels of our revenues, gross margin, cash flow and deferred revenue, may vary significantly in the future and period-to-period comparisons of our operating results and key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, as a result they may not fully reflect the underlying performance of our business. These quarterly fluctuations may negatively affect the value of our common stock. Factors that may cause these fluctuations include, without limitation:

•	our ability to attract new customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	the timing of recognition of revenues;
•	the amount and timing of operating expenses;
•	general economic, industry and market conditions, both domestically and internationally;
•	the timing of our billing and collections;
•	customer renewal rates;
•	significant security breaches of, technical difficulties with, or interruptions to the delivery and use of our products on our platform;
•	the amount and timing of completion of professional services engagements;
•	increases or decreases in the number of users for our platform or pricing changes upon any renewals of customer agreements;
•	changes in our pricing policies or those of our competitors;
•	seasonal variations in sales of our software subscriptions, which have historically been highest in the fourth quarter of a calendar year but may vary in future quarters;
•

the timing and success of new module introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	changes in foreign currency exchange rates;
•	extraordinary expenses such as litigation or other dispute-related expenses or settlement payments;
•	sales tax and other tax determinations by authorities in the jurisdiction in which we conduct business;
•	the impact of new accounting pronouncements;
•	fluctuations in stock-based compensation expense;
•	expenses in connection with mergers, acquisitions or other strategic transactions; and
•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangibles from acquired companies.

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

We have incurred significant losses in each period since our inception in 2006. We incurred net losses of $37.6 million, $46.2 million and $27.3 million in the fiscal years ended January 31, 2017, 2016 and 2015, respectively and we incurred net losses of $13.7 million for our fiscal quarter ended July 31, 2017. We had an accumulated deficit of $160.5 million and $122.9 million at January 31, 2017 and 2016, respectively, and we had an accumulated deficit of $184.5 million at July 31, 2017. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses because costs associated with acquiring customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for shorter periods). You should not consider our recent growth in revenues as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our second annual report, provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we are no longer an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), which we expect to occur as of January 31, 2018. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal controls over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion.

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

Our customers can use our platform to collect, use and store certain types of personal or identifying information regarding their employees and suppliers. Federal, state and foreign government bodies and agencies have adopted, are considering adopting or may adopt laws and regulations regarding the collection, use, storage and disclosure of personal information obtained from consumers and individuals, such as compliance with the Health Insurance Portability and Accountability Act and the recently created EU-U.S. Privacy Shield. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our platform and reduce overall demand or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Furthermore, privacy concerns may cause our customers’ employees to resist providing the personal data necessary to allow our customers to use our platform effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our platform in certain industries.

All of these domestic and international legislative and regulatory initiatives may adversely affect our customers’ ability to process, handle, store, use and transmit demographic and personal information from their employees, customers and suppliers, which could reduce demand for our platform. The European Union (“EU”) and many countries in Europe have stringent privacy laws and regulations, which may affect our ability to operate cost effectively in certain European countries. In particular, the EU has adopted the General Data Protection Regulation (“GDPR”) which will go into effect in early 2018 and contains numerous requirements and changes, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the compliance cost, potential risk exposure, and uncertainty for these entities. We may find it necessary to establish systems to maintain personal data originating from the EU in the European Economic

Area, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 32%, 28% and 25% of our total revenues for the fiscal years ended January 31, 2017, 2016 and 2015, respectively, and constituted 35% of our total revenues for our fiscal quarter ended July 31, 2017. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to continue to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

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

As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows because our international contracts are sometimes denominated in local currencies, in particular with respect to the Euro, British Pound Sterling, Swedish Krona and Australian Dollar. Over time, an increasing portion of our international contracts may be denominated in local currencies. Therefore, as exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Additionally, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments. Moreover, we anticipate growing our business further outside of the United States, and the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the Nasdaq Global Select Market, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and made some activities more time consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we are incurring significant expenses and devoting substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act, which we expect to occur as of January 31, 2018. We have hired and may need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

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

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of July 31, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of the fiscal year that is five years from the date of our final prospectus filed with the SEC on October 5, 2016. We expect that as of January 31, 2018 we will no longer be an emerging growth company.

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

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock has ranged from $22.50 to $41.61 through July 31, 2017.  The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	the overall performance of the equity markets;
•	our operating performance and the performance of other similar companies;
•

changes in our projected operating results that we provide to the public, our failure to meet or exceed these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, pricing changes, new software or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	disruptions in our services due to computer hardware, software or network problems;
•	announcements of customer additions and customer cancellations or delays in customer purchases;
•	recruitment or departure of key personnel;
•	the economy as a whole, market conditions in our industry and the industries of our customers;
•	extraordinary expenses such as litigation or other dispute-related expenses or settlement payments;
•	the size of our market float; and
•	any other factors discussed in this quarterly report.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders. Our executive officers, directors, substantially all of the selling stockholders who participated in our April 2017 follow-on offering, as well as certain other holders of our common stock, were subject to a lock-up agreement that expired on July 11, 2017. The shares held by these persons may now be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from United States registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144. In addition, certain of our significant stockholders that are venture capital funds have in the past and may in the future instead choose to distribute shares of our common stock to their limited partners who may at some point sell these shares in the open market. In addition, some of our executive officers have entered into Rule 10b5-1 trading plans under which they have contracted with a broker to sell shares of our common stock on a periodic basis.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, for whatever reason, could cause the market price of our common stock to decline or make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, or the perception that our shares may be available for sale, will have on the prevailing market price of our common stock.

Certain of our stockholders holding approximately 7 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares to include their shares in registration statements that we may file for ourselves or our stockholders, subject to market standoff and lockup agreements. The market price of our common stock could decline as a result of the sale of a substantial number of shares of our common stock in the public market or the perception in the market that the holders of a large number of stockholders intend to sell their shares.

In addition, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144, the shares issued upon exercise of outstanding stock options or settlement of outstanding restricted stock units will be available for immediate resale in the United States in the open market.

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

Coupa Software Incorporated

Date: September 8, 2017	By:	/s/ Robert Bernshteyn
Robert Bernshteyn
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: September 8, 2017	By:	/s/ Todd Ford
Todd Ford
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*	Third Amendment, dated May 1, 2017, to the Lease Agreement by and between the Registrant and BCSP Crossroads Property LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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