Form 10-Q
period 2017-10-31
Coupa Software Inc
filed 2017-12-07
CIK 1385867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

As of December 4, 2017, the Registrant had 55,046,494 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUPA SOFTWARE INCORPORATED

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	October 31,	January 31,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$219,298	$201,721
Accounts receivable, net of allowances	32,958	47,614
Prepaid expenses and other current assets	9,774	9,150
Deferred commissions, current portion	3,087	3,091
Total current assets	265,117	261,576
Property and equipment, net	5,209	4,642
Deferred commissions, net of current portion	2,848	2,895
Goodwill	37,146	6,306
Intangible assets, net	17,229	5,848
Other assets	4,033	2,597
Total assets	$331,582	$283,864
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,715	$1,175
Accrued expenses and other current liabilities	26,721	17,490
Deferred revenue, current portion	96,510	89,872
Total current liabilities	124,946	108,537
Deferred revenue, net of current portion	1,132	968
Other liabilities	4,461	467
Total liabilities	130,539	109,972
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at October 31, 2017 and January 31, 2017; zero shares issued and outstanding at October 31, 2017 and January 31, 2017, respectively	-	-
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at October 31, 2017 and January 31, 2017; 54,733,963 and 50,251,541 shares issued and outstanding at October 31, 2017 and January 31, 2017, respectively	6	5
Additional paid-in capital	396,795	334,363
Accumulated deficit	(195,758)	(160,476)
Total stockholders’ equity	201,043	173,892
Total liabilities and stockholders’ equity	$331,582	$283,864

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Revenues:
Subscription services	$42,795	$30,799	$118,223	$83,954
Professional services and other	4,545	4,643	14,805	11,803
Total revenues	47,340	35,442	133,028	95,757
Cost of revenues:
Subscription services	9,554	6,346	26,575	18,425
Professional services and other	5,441	5,031	16,865	16,451
Total cost of revenues	14,995	11,377	43,440	34,876
Gross profit	32,345	24,065	89,588	60,881
Operating expenses:
Research and development	11,409	7,179	31,301	22,225
Sales and marketing	22,402	16,315	66,892	51,403
General and administrative	9,693	6,068	27,300	16,241
Total operating expenses	43,504	29,562	125,493	89,869
Loss from operations	(11,159)	(5,497)	(35,905)	(28,988)
Other income (expense), net	120	(986)	1,261	(1,509)
Loss before provision for income taxes	(11,039)	(6,483)	(34,644)	(30,497)
Provision for income taxes	263	211	438	502
Net loss and comprehensive loss	$(11,302)	$(6,694)	$(35,082)	$(30,999)
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.36)	$(0.67)	$(3.10)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	53,779	18,420	52,388	9,987

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31,
	2017	2016
Cash flows from operating activities
Net loss	$(35,082)	$(30,999)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,557	3,265
Amortization of deferred commissions	2,967	2,976
Stock-based compensation	20,783	5,649
Other non-cash items	202	606
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	15,625	3,773
Prepaid expenses and other current assets	(571)	(5,483)
Other assets	503	(944)
Deferred commissions	(2,915)	(2,623)
Accounts payable	335	202
Accrued expenses and other liabilities	8,408	4,963
Deferred revenue	5,703	8,071
Net cash provided by (used in) operating activities	21,515	(10,544)
Cash flows from investing activities
Acquisitions, net of cash acquired	(39,593)	-
Purchase of property and equipment	(3,587)	(3,500)
Increase in restricted cash	34	-
Net cash used in investing activities	(43,146)	(3,500)
Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting discounts, commissions and offering costs	22,264	138,189
Proceeds from the exercise of common stock options	10,120	4,100
Excess tax benefit from stock-based compensation	-	52
Proceeds from issuance of common stock for employee stock purchase plan	6,824	-
Net cash provided by financing activities	39,208	142,341
Net increase in cash and cash equivalents	17,577	128,297
Cash and cash equivalents at beginning of period	201,721	92,348
Cash and cash equivalents at end of period	$219,298	$220,645
Supplemental disclosure of cash flow data
Cash paid for income taxes	$632	$118
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised stock options	$2,128	$389
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$72	$121
Conversion of convertible preferred stock to common stock	$-	$164,950
Offering costs included in accounts payable and accrued expenses and other current liabilities	$-	$974

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

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payments, including allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur and immediate recognition of excess tax benefits in the income statement. The Company adopted ASU 2016-09 in the first quarter of fiscal 2018 and elected to account for forfeitures as they occur in calculating compensation costs. Also as a result of this adoption, the Company recorded a $6.7 million cumulative-effect decrease in accumulated deficit and an offsetting increase in deferred tax assets for previously unrecognized excess tax benefits that existed as of January 31, 2017. The realization of these deferred tax assets is not more likely than not to be achieved, and therefore, the Company recorded a $6.7 million valuation allowance against these deferred tax assets with an offsetting increase in accumulated deficit.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 narrows the definition of a business and requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has elected to early adopt this new guidance effective February 1, 2017. The adoption of this standard had no impact on the Company’s historical financial statements.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) which provides guidance for revenue recognition. Since the issuance of ASU 2014-09, the FASB has also issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, all of which clarify certain aspects of ASU 2014-09. The new standard affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. The new standard will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This standard also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The new standard is effective for public entities for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2017. The new standard can be applied either retrospectively to each prior reporting period presented (full retrospective approach) or retrospectively as a cumulative-effect adjustment (modified retrospective approach) as of the date of adoption. The Company has elected to adopt this standard effective on February 1, 2018 using a modified retrospective approach. The Company preliminarily believes that the new standard will impact revenue recognized due to the removal of the current limitation on contingent revenue. In addition, commissions accounting under the new standard is expected to be significantly different than the Company’s current capitalization policy. The new standard will result in additional types of costs that will be capitalized and amounts will be amortized over a period longer than the Company’s current policy of amortizing the deferred amounts over the specific revenue contract-terms. The new standard also requires incremental disclosures including information about the remaining transaction price and when the Company expects to recognize revenue. The Company continues to implement control activities related to the new standard, particularly related to evaluating the impact of the standard on the Company’s revenue recognition policies, the determination of average customer life, and the new disclosure requirements. The Company continues to assess the impact the adoption of this guidance will have on its financial position, results of operations, cash flows and disclosures, including monitoring industry trends and additional interpretive guidance and may adjust its interpretation and implementation plan accordingly.

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

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16"). ASU 2016-16 requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company expects to adopt this standard on February 1, 2018 and is currently evaluating the impact of adopting ASU 2016-16 on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires an entity to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows, and an entity will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact of adopting ASU 2016-18 on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment, and clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual reporting periods beginning after January 1, 2020 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASC 2017-04 on its consolidated financial statements.

Note 3. Business Combination

On May 3, 2017, the Company acquired substantially all of the issued and outstanding capital stock held by shareholders of Trade Extensions TradeExt AB (“Trade Extensions”), a Swedish corporation. The acquisition enabled the Company to broaden its cloud platform for business spend, particularly in the area of strategic sourcing.

The acquisition was accounted for as a business combination and, accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. Upon the closing of the acquisition, the Company paid aggregate consideration of approximately $40.9 million in cash, of which $7.2 million is being held in escrow for 18 months after the transaction closing date. In addition, approximately $4.1 million in the form of 148,476 shares of the Company’s common stock was issued to certain key employees of Trade Extensions, which stock is subject to service vesting conditions including continued employment with the Company and were unvested at October 31, 2017. The value assigned to the common stock issued will be recorded as post-acquisition compensation expense and has been excluded from the purchase consideration.

The major classes of assets and liabilities to which we have allocated the fair value of purchase consideration were as follows: (in thousands):

May 3, 2017
Cash and cash equivalents	$2,016
Accounts receivable	1,172
Intangible assets	12,960
Other assets	2,086
Goodwill	30,840
Accounts payable and other liabilities	(8,125)
Total consideration	$40,949

Other assets includes indemnification assets totaling $1.4 million due to assumed liability for which the seller is responsible.  The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Trade Extensions and is not expected to be deductible for income tax purposes.  The Company determined the fair values of intangible assets acquired with the assistance of third party valuation consultants. Based on this valuation, the intangible assets acquired are (in thousands):

	Fair Value	Weighted Average Amortization Period (in Years)
Developed technology	$9,700	7
Customer relationships	3,100	5
Trademarks	160	1
Total intangible assets	$12,960

The Company incurred costs related to this acquisition of approximately $526,000 for the nine months ended October 31, 2017. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

•	Level 3 - Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the assets or liabilities.

The following table summarizes the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
October 31, 2017
Money market funds (1)	$206,152	$-	$-	$206,152
January 31, 2017
Money market funds (1)	$178,245	$-	$-	$178,245

(1)  Included in cash and cash equivalents.

Note 5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	October 31,	January 31,
	2017	2017
Furniture and equipment	$1,660	$1,415
Software development costs	15,843	12,376
Leasehold improvements	554	458
Construction in progress	92	-
Gross property and equipment	18,149	14,249
Less: accumulated depreciation and amortization	(12,940)	(9,607)
Total property and equipment, net	$5,209	$4,642

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $140,000 and $110,000 for the three months ended October 31, 2017 and 2016, respectively, and $379,000 and $312,000 for the nine months ended October 31, 2017 and 2016, respectively.

Amortization expense related to software development costs was approximately $932,000 and $1.0 million for the three months ended October 31, 2017 and 2016, respectively, and $3.0 million and $2.7 million for the nine months ended October 31, 2017 and 2016, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

The following table represents the changes in goodwill (in thousands):

Balance at January 31, 2017	$6,306
Additions from acquisition	30,840
Balance at October 31, 2017	$37,146

The increase in goodwill is due to the acquisition of Trade Extensions as discussed in Note 3.

Other Intangible Assets

The following table summarizes the other intangible asset balances (in thousands):

	As of
	October 31, 2017			January 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,085	$(3,385)	13,700	$7,210	$(1,393)	5,817
Customer relationships	3,174	(376)	2,798	74	(43)	31
Trademarks	160	(79)	81	-	-	-
In-process research and development	650	-	650	-	-	-
Total other intangible assets	$21,069	$(3,840)	$17,229	$7,284	$(1,436)	$5,848

Amortization expense related to other intangible assets was approximately $942,000 and $212,000 for the three months ended October 31, 2017 and 2016, respectively, and $2.4 million and $644,000 for the nine months ended October 31, 2017 and 2016, respectively.

As of October 31, 2017, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2018 (remaining three months)	$870
2019	3,221
2020	3,111
2021	3,092
2022	2,996
Thereafter	3,289
Total	$16,579

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

Preferred Stock

As of October 31, 2017, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.

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

As of October 31, 2017, the Company had 5,257,646 shares of its common stock available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will automatically increase on the first day of each fiscal year during the term of the 2016 Plan by a number of shares equal to 5% of its outstanding shares of common stock on the last day of the prior fiscal year. The number and class of shares reserved under the Company’s 2016 Plan will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the nine months ended October 31, 2017 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at January 31, 2017	13,016,402	$5.60	7.92	$265,542
Option grants	443,182	$24.35
Options exercised	(2,734,127)	$3.70
Options forfeited	(691,959)	$6.68
Balance at October 31, 2017	10,033,498	$6.88	7.44	$279,670
Exercisable at October 31, 2017	5,839,757	$4.80	6.81	$174,902

The options exercisable as of October 31, 2017 include options that are exercisable prior to vesting. The aggregate intrinsic value of options vested and exercisable as of October 31, 2017 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of October 31, 2017. The aggregate intrinsic value of exercised options was

$24.9 million and $5.8 million for the three months ended October 31, 2017 and 2016, respectively, and $69.4 million and $8.0 million for the nine months ended October 31, 2017 and 2016, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The weighted-average grant date fair value of options granted was $13.76 and $6.16 per share for the three months ended October 31, 2017 and 2016, respectively. The weighted-average grant date fair value of options granted was $11.26 and $4.48 per share for the nine months ended October 31, 2017 and 2016, respectively.

During the three months ended October 31, 2017 and 2016, zero and 31,250 options were granted to non-employees. During the nine months ended October 31, 2017 and 2016, zero and 83,500 options were granted to non-employees, respectively.

Early Exercises of Stock Options

Certain option grants under the 2006 Stock Plan are allowed to be exercised prior to vesting. The unvested shares of common stock exercised are subject to the Company’s right to repurchase at the lower of the original exercise price or the fair market value of the share at the time the repurchase right is exercised. Early exercises of options are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises are initially recorded in accrued expenses and other current liabilities and reclassified to additional paid-in capital as the underlying shares vest. At October 31, 2017, the Company had $425,000 recorded in accrued expenses and other current liabilities related to early exercises of stock options, and the related number of unvested shares subject to repurchase was 66,830.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity related to the Company’s RSUs:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Awarded and unvested at January 31, 2017	77,883	$18.38
Awards granted	2,187,046	$26.21
Awards vested	(171,734)	$23.29
Awards forfeited	(130,180)	$22.03
Awarded and unvested at October 31, 2017	1,963,015	$26.43

2016 Employee Stock Purchase Plan

The Board of Directors adopted the 2016 Employee Stock Purchase Plan (the “ESPP”) in September 2016 and it has been approved by our stockholders. The ESPP allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code.

As of Ocober 31, 2017, the Company had 880,441 shares of its common stock available for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year during the term of the ESPP by a number of shares equal to the least of (i) 1% of its outstanding shares of common stock on the last day of the prior fiscal year, (ii) 1,250,000 shares or (iii) a lesser number of shares determined by the Board of Directors. The number and class of shares reserved under the ESPP will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

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

As of October 31, 2017, 441,124 shares of common stock were purchased under the ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s ESPP. As of October 31, 2017, total unrecognized compensation cost related to the ESPP was $6.4 million which will be amortized over a weighted-average period of 1.07 years.

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

Stock-based compensation expense recognized for market-based awards was approximately $356,000 and $158,000 for the three months ended October 31, 2017 and 2016, respectively, and $1.3 million and $158,000 for the nine months ended October 31, 2017 and 2016, respectively. As of October 31, 2017, two of the three performance-based milestones were achieved, resulting in 103,157 shares being vested and exercisable.

Stock-based Compensation

The Company’s total stock-based compensation expense as of the dates indicated was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Cost of revenue:
Subscription services	$585	$150	$1,469	$415
Professional services and other	685	155	1,965	399
Research and development	1,999	357	4,798	982
Sales and marketing	2,212	937	6,152	1,848
General and administrative	2,386	785	6,399	2,005
Total	$7,867	$2,384	$20,783	$5,649

Stock-based compensation capitalized in capitalized software development costs was approximately $340,000 at October 31, 2017.

Of the total stock-based compensation expense, costs recognized for options granted to non-employees were immaterial for all periods presented.

As of October 31, 2017 there was approximately $21.8 million of total unrecognized compensation cost related to unvested stock options granted to employees and non-employee service providers under the 2006 Stock Plan and 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.21 years.

As of October 31, 2017 there was approximately $48.3 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 3.43 years.

The fair values of the Company’s stock options granted during the three and nine months ended October 31, 2017 and 2016 were estimated using the following assumptions:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Employee Stock Options:
Expected term (in years)	6	6	6	6
Volatility	46%	48%	46%	48%
Risk-free interest rate	1.88%	1.27% - 1.33%	1.88% - 2.20%	1.27% - 1.55%
Dividend yield	-	-	-	-
Employee Stock Purchase Plan:
Expected term (in years)	0.5 - 2.0	0.4 - 1.9	0.5 - 2.0	0.4 - 1.9
Volatility	37.30% - 40.88%	48%	37.30% - 42.61%	48%
Risk-free interest rate	1.17% - 1.39%	0.48% - 0.81%	0.89% - 1.39%	0.48% - 0.81%
Dividend yield	-	-	-	-
Market Based Award
Expected term (in years)	-	10	-	10
Volatility	-	48%	-	48%
Risk-free interest rate	-	1.61%	-	1.61%
Dividend yield	-	-	-	-

These assumptions and estimates are as follows:

•

Fair Value of Common Stock. Prior to the initial public offering in October 2016, the fair value of the shares of common stock underlying stock options was established by the Board of Directors, which was responsible for these estimates, and was based in part upon a valuation provided by a third-party valuation firm. Because there had been no public market for the Company’s common stock prior to the initial public offering, the Board of Directors considered this independent valuation and other factors, including, but not limited to, revenue growth, the current status of the technical and commercial success of its operations, its financial condition, the stage of development and competition to establish the fair value of the Company’s common stock at the time of grant of the option. After the initial public offering, the Company used the publicly quoted price as reported on the Nasdaq Global Select Market as the fair value of its common stock.

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

Note 8. Commitments and Contingencies

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates through April 2024. Rent expense, which is being recognized on a straight-line basis over the lease term, was approximately $1.5 million and $927,000 for the three months ended October 31, 2017 and 2016, respectively, and $4.0 million and $2.9 million for the nine months ended October 31, 2017 and 2016, respectively. The difference between the lease payments made and the lease expense recognized to date using the straight-line method is recorded as a liability and included within accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

Future minimum lease payments required under these agreements as of October 31, 2017 are as follows (in thousands):

Year Ending January 31,
2018 (remaining three months)	$1,319
2019	5,717
2020	5,845
2021	5,679
2022	5,704
Thereafter	11,407
Total	$35,671

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

Note 9. Income Taxes

The Company is subject to federal and various state income taxes in the United States as well as income taxes in foreign jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely.

The Company recorded a tax provision of approximately $263,000 and $211,000 for the three months ended October 31, 2017 and 2016, respectively. The Company recorded a tax provision of approximately $438,000 and $502,000 for the nine months ended October 31, 2017 and 2016, respectively, representing effective tax rates of (1.26)% and (1.67)% respectively. The increase in the provision for income taxes during the three months ended October 31, 2017 compared to the three months ended October 31, 2016, was primarily due to an increase in the provision for foreign taxes. The decrease in the provision for income taxes during the nine months ended October 31, 2017 compared to the nine months ended October 31, 2016, was primarily due to tax benefits from excess stock-based compensation deductions in foreign jurisdictions, partially offset by an increase in the provision for foreign taxes.

The difference between the U.S. federal statutory tax rate of 34% and the Company’s effective tax rate in all periods presented is primarily due to a full valuation allowance related to the Company’s U.S. and Canada deferred tax assets offset by foreign tax expense on the Company’s profitable foreign operations.

The Company's material income tax jurisdictions are the United States (federal) and California. As a result of net operating loss carryforwards, the Company is subject to audits for tax years 2006 and forward for federal purposes and 2009 and forward for California purposes. There are tax years which remain subject to examination in various other state and foreign jurisdictions that are not material to the Company's financial statements.

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

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the three and nine months ended October 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Numerator:
Net loss attributable to common stockholders	$(11,302)	$(6,694)	$(35,082)	$(30,999)
Denominator:
Weighted-average common shares outstanding	53,779	18,420	52,388	9,987
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.36)	$(0.67)	$(3.10)

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

	As of October 31,
	2017	2016
Options to purchase common stock	10,033,498	13,194,772
RSUs	1,963,015	32,422
Unvested common shares subject to repurchase	257,215	322,473
Shares committed under the ESPP	69,633	16,828
Convertible preferred stock warrants	-	36,971
Total	12,323,361	13,603,466

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

Note 12. Significant Customers and Geographic Information

No customer balance comprised 10% or more of total accounts receivable at October 31, 2017 or January 31, 2017.

During the three and nine months ended October 31, 2017 and October 31, 2016, revenues by geographic area, based on billing addresses of the customers, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
United States	$31,272	$23,230	$87,335	$65,840
Foreign countries	16,068	12,212	45,693	29,917
Total revenues	$47,340	$35,442	$133,028	$95,757

No single foreign country represented more than 10% of the Company’s revenues in any period. Additionally, no single customer represented more than 10% of the Company’s revenues in any period.

Note 13. Related Parties

One of the Company’s customers, T. Rowe Associates, Inc., is an investment adviser of certain of the Company’s stockholders. The Company recognized subscription revenue from this customer of approximately $171,000 and $131,000 for the three months ended October 31, 2017 and 2016, respectively, and approximately $436,000 and $378,000 for the nine months ended October 31, 2017 and 2016, respectively. The Company had no outstanding receivables from this customer as of October 31, 2017 or January 31, 2017.

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

We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the three and nine months ended October 31, 2017 and 2016, respectively.

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

We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and modules to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa, Latin America and Asia-Pacific, including Japan. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 34% for each of the three months ended October 31, 2017 and 2016, respectively, and 34% and 31% for the nine months ended October 31, 2017 and 2016, respectively. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.

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

Key Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of October 31,
	2017	2016
Cumulative spend under management (in billions)	$570.9	$303.5
Deferred revenue (in millions)	$97.6	$73.0

Cumulative Spend Under Management

Cumulative spend under management represents the aggregate amount of money that has been transacted through our core Coupa platform for all of our customers collectively since we launched our core platform. We calculate this metric by aggregating the actual transaction data, such as invoices, purchase orders and expenses, from customers on our core Coupa platform. Cumulative spend under management does not include spending data associated with modules from acquired companies, including Spend360 and Trade Extensions. The cumulative spend under management metrics presented above do not directly correlate to our revenue or results of operations because we do not generally charge our customers based on actual usage of our core platform. However, we believe the cumulative spend under management metrics do illustrate the adoption, scale and value of our platform, which we believe enhances our ability to maintain existing customers and attract new customers.

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

Non‑GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”) we believe the following non‑GAAP measures are useful in evaluating our operating performance. We regularly review the following measures when we evaluate our business:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Non-GAAP operating loss	$(2,350)	$(2,900)	$(12,717)	$(22,544)
Non-GAAP net loss	$(2,834)	$(4,117)	$(12,717)	$(24,620)

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Loss from operations	$(11,159)	$(5,497)	$(35,905)	$(28,988)
Stock-based compensation	7,867	2,384	20,783	5,649
Litigation related costs	-	1	-	151
Amortization of acquired intangible assets	942	212	2,405	644
Non-GAAP operating loss	$(2,350)	$(2,900)	$(12,717)	$(22,544)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net loss and comprehensive loss	$(11,302)	$(6,694)	$(35,082)	$(30,999)
Stock-based compensation	7,867	2,384	20,783	5,649
Litigation related costs	-	1	-	151
Amortization of acquired intangible assets	942	212	2,405	644
Aggregate adjustment for income taxes	(341)	(20)	(823)	(65)
Non-GAAP net loss	$(2,834)	$(4,117)	$(12,717)	$(24,620)

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Subscription services	$42,795	$30,799	$118,223	$83,954
Professional services and other	4,545	4,643	14,805	11,803
Total revenues	47,340	35,442	133,028	95,757
Cost of revenues:
Subscription services	9,554	6,346	26,575	18,425
Professional services and other	5,441	5,031	16,865	16,451
Total cost of revenues	14,995	11,377	43,440	34,876
Gross profit	32,345	24,065	89,588	60,881
Operating expenses:
Research and development	11,409	7,179	31,301	22,225
Sales and marketing	22,402	16,315	66,892	51,403
General and administrative	9,693	6,068	27,300	16,241
Total operating expenses	43,504	29,562	125,493	89,869
Loss from operations	(11,159)	(5,497)	(35,905)	(28,988)
Other income (expense), net	120	(986)	1,261	(1,509)
Loss before provision for income taxes	(11,039)	(6,483)	(34,644)	(30,497)
Provision for income taxes	263	211	438	502
Net loss and comprehensive loss	$(11,302)	$(6,694)	$(35,082)	$(30,999)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Revenues:
Subscription services	90%	87%	89%	88%
Professional services and other	10	13	11	12
Total revenues	100	100	100	100
Cost of revenues:
Subscription services	20	18	20	19
Professional services and other	11	14	13	17
Total cost of revenues	31	32	33	36
Gross profit	69	68	67	64
Operating expenses:
Research and development	24	20	24	23
Sales and marketing	47	46	50	54
General and administrative	20	17	21	17
Total operating expenses	91	83	95	94
Loss from operations	(22)	(15)	(28)	(30)
Other income (expense), net	-	(3)	1	(2)
Loss before provision for income taxes	(22)	(18)	(27)	(32)
Provision for income taxes	1	1	-	-
Net loss and comprehensive loss	(23)%	(19)%	(27)%	(32)%

Three Months Ended October 31, 2017 and October 31, 2016

Revenues

	Three Months Ended
	October 31,
	2017	2016	% Change
	(in thousands)
Subscription services	$42,795	$30,799	39%
Professional services and other	4,545	4,643	(2%)
Total revenues	$47,340	$35,442	34%

Total revenues were $47.3 million for the three months ended October 31, 2017 compared to $35.4 million for the three months ended October 31, 2016, an increase of $11.9 million, or 34%. Subscription services revenues were $42.8 million, or 90% of total revenues, for the three months ended October 31, 2017, compared to $30.8 million, or 87% of total revenues, for the three months ended October 31, 2016. This increase was primarily due to the acquisition of new customers and the sale of additional modules and users to existing customers. Professional services revenues were $4.5 million for the three months ended October 31, 2017 substantially in line compared to $4.6 million for the three months ended October 31, 2016.

Cost of Revenues

	Three Months Ended
	October 31,
	2017	2016	% Change
	(in thousands)
Subscription services	$9,554	$6,346	51%
Professional services and other	5,441	5,031	8%
Total cost of revenues	$14,995	$11,377	32%

Cost of subscription services was $9.6 million for the three months ended October 31, 2017 compared to $6.3 million for the three months ended October 31, 2016, an increase of $3.3 million, or 51%. The increase in cost of subscription services was primarily due to an increase of $1.0 million in employee compensation costs related to higher headcount, an increase of $0.8 million in hosting fees to accommodate increased customer spend, an increase of $0.6 million in amortization of capitalized software development costs and intangible assets, and an increase of $0.9 million in other costs driven by our overall growth.

Cost of professional services was $5.4 million for the three months ended October 31, 2017 compared to $5.0 million for the three months ended October 31, 2016, an increase of $0.4 million, or 8%. The increase in cost of professional services was primarily due to an increase of $1.0 million in employee compensation costs related to higher headcount, and an increase of $0.2 million related to allocated facilities and other costs driven by our overall growth. These increases were offset by a $0.8 million decrease in costs associated with work performed by subcontractors for engagements where we had contracted directly with the customer to perform the professional services.

Gross Profit

	Three Months Ended
	October 31,
	2017	2016	% Change
	(in thousands)
Gross profit	$32,345	$24,065	34%

Gross profit was $32.3 million for the three months ended October 31, 2017 compared to $24.1 million for the three months ended October 31, 2016, an increase of $8.2 million, or 34%. The increase in gross profit is primarily the result of increases in our subscription services revenues during the three months ended October 31, 2017.

Operating Expenses

Research and Development

	Three Months Ended
	October 31,
	2017	2016	% Change
	(in thousands)
Research and development	$11,409	$7,179	59%

Research and development expenses were $11.4 million for the three months ended October 31, 2017 compared to $7.2 million for the three months ended October 31, 2016, an increase of $4.2 million, or 59%. The increase was primarily due to an increase of $3.5 million in employee compensation costs related to higher headcount and an increase of $0.7 million related to allocated facilities and other costs driven by our overall growth. We expect research and development expenses will continue to increase in absolute dollars as we continue to invest in research and development activities.

Sales and Marketing

	Three Months Ended
	October 31,
	2017	2016	% Change
	(in thousands)
Sales and marketing	$22,402	$16,315	37%

Sales and marketing expenses were $22.4 million for the three months ended October 31, 2017 compared to $16.3 million for the three months ended October 31, 2016, an increase of $6.1 million, or 37%. The increase was primarily due to an increase of $4.3 million in employee compensation costs related to higher headcount, an increase of $1.1 million related to allocated facilities, travel and other costs, and an increase of $0.7 million in marketing and events costs.

General and Administrative

	Three Months Ended
	October 31,
	2017	2016	% Change
	(in thousands)
General and administrative	$9,693	$6,068	60%

General and administrative expenses were $9.7 million for the three months ended October 31, 2017 compared to $6.1 million for the three months ended October 31, 2016, an increase of $3.6 million, or 60%. The increase was primarily due to $2.6 million in employee compensation costs related to higher headcount, and an increase of $1.0 million for professional and outside services.  We expect general and administrative expenses will continue to increase in absolute dollars due to the growth of our company and our continued transition to being a public company.

Other Income (Expense), Net

	Three Months Ended
	October 31,
	2017	2016	% Change
	(in thousands)
Other income (expense), net	$120	$(986)	112%

Other income, net was $0.1 million for the three months ended October 31, 2017 compared to a net expense of $1.0 million for the three months ended October 31, 2016, an increase of $1.1 million, or 112%. The increase in income was due to a $0.5 million decrease in expense related to the fair value remeasurement of the Company’s preferred share warrant liability, $0.3 million increase in interest income, and $0.3 million increase in net currency gains, primarily driven by the strengthened British Pound and Euro during the period.

Provision for Income Taxes

	Three Months Ended
	October 31,
	2017	2016	% Change
	(in thousands)
Provision for income taxes	$263	$211	25%

Provision for income taxes was $0.3 million for the three months ended October 31, 2017 compared to $0.2 million for the three months ended October 31, 2016, an increase of $0.1 million, or 25%. The increase was primarily due to an increase in the provision for foreign taxes.

Nine Months Ended October 31, 2017 and October 31, 2016

Revenues

	Nine Months Ended
	October 31,
	2017	2016	% Change
	(in thousands)
Subscription services	$118,223	$83,954	41%
Professional services and other	14,805	11,803	25%
Total revenues	$133,028	$95,757	39%

Total revenues were $133.0 million for the nine months ended October 31, 2017 compared to $95.8 million for the nine months ended October 31, 2016, an increase of $37.3 million, or 39%. Subscription services revenues were $118.2 million, or 89% of total revenues, for the nine months ended October 31, 2017 compared to $84.0 million, or 88% of total revenues, for the nine months ended October 31, 2016, an increase of $34.3 million, or 41%. This increase was primarily due to the acquisition of new customers and the sale of additional modules and users to existing customers. Professional services revenues were $14.8 million for the nine months ended October 31, 2017 compared to $11.8 million for the nine months ended October 31, 2016. This increase of $3.0 million, or 25%, was primarily due to a favorable impact from the timing of completion of various projects for which revenue is recognized under the completed performance method of accounting.

Cost of Revenues

	Nine Months Ended
	October 31,
	2017	2016	% Change
	(in thousands)
Subscription services	$26,575	$18,425	44%
Professional services and other	16,865	16,451	3%
Total cost of revenues	$43,440	$34,876	25%

Costs of subscription services were $26.6 million for the nine months ended October 31, 2017 compared to $18.4 million for the nine months ended October 31, 2016, an increase of $8.2 million, or 44%. The increase in costs of subscription services was primarily due to an increase of $2.7 million in employee compensation costs related to higher headcount, an increase of $1.9 million in amortization of capitalized software development costs and intangible assets, a $2.0 million increase due to allocated facilities and outside services costs, including the cost of software subscriptions, and an increase of $1.6 million in hosting fees due to customer growth.

Costs of professional services were $16.9 million for the nine months ended October 31, 2017 compared to $16.5 million for the nine months ended October 31, 2016, an increase of $0.4 million, or 3%. The increase in costs of professional services was primarily due to an increase of $3.5 million in employee compensation costs related to higher headcount, and an increase of $0.7 million related to allocated facilities and other costs driven by our overall growth.  These were offset by a $3.8 million decrease in costs associated with work performed by subcontractors in the nine months ended October 31, 2016 for engagements where we had contracted directly with the customer to perform the professional services, which costs did not recur in the nine months ended October 31, 2017.

Gross Profit

	Nine Months Ended
	October 31,
	2017	2016	% Change
	(in thousands)
Gross profit	$89,588	$60,881	47%

Gross profit was $89.6 million for the nine months ended October 31, 2017 compared to $60.9 million for the nine months ended October 31, 2016, an increase of $28.7 million, or 47%. The increase in gross profit is primarily the result of the increases in our subscription services revenues due primarily to the addition of new customers in the fiscal year. In addition, professional services gross profit increased, driven by a favorable impact from the timing of completion of various projects for which revenue is recognized under the completed performance method of accounting.

Operating Expenses

Research and Development

	Nine Months Ended
	October 31,
	2017	2016	% Change
	(in thousands)
Research and development	$31,301	$22,225	41%

Research and development expenses were $31.3 million for the nine months ended October 31, 2017 compared to $22.2 million for the nine months ended October 31, 2016, an increase of $9.1 million, or 41%. The increase was primarily due to an increase of $8.2 million in employee compensation costs related to higher headcount, and an increase of $0.9 million to allocated facilities, travel and other costs driven by our overall growth.

Sales and Marketing

	Nine Months Ended
	October 31,
	2017	2016	% Change
	(in thousands)
Sales and marketing	$66,892	$51,403	30%

Sales and marketing expenses were $66.9 million for the nine months ended October 31, 2017 compared to $51.4 million for the nine months ended October 31, 2016, an increase of $15.5 million, or 30%. The increase was primarily due to an increase of $12.3 million in employee compensation costs related to higher headcount, an increase of $2.2 million in marketing, travel and event costs, an increase of $1.0 million related to allocated facilities costs and other costs driven by our overall growth.

General and Administrative

	Nine Months Ended
	October 31,
	2017	2016	% Change
	(in thousands)
General and administrative	$27,300	$16,241	68%

General and administrative expenses were $27.3 million for the nine months ended October 31, 2017 compared to $16.2 million for the nine months ended October 31, 2016, an increase of $11.1 million, or 68%. The increase was primarily due to $7.1 million in employee compensation costs related to higher headcount, an increase of $3.3 million for professional and outside services, and an increase of $0.7 million related to allocated facilities costs and other costs driven by our overall growth.

Other Income (Expense), Net

	Nine Months Ended
	October 31,
	2017	2016	% Change
	(in thousands)
Other income (expense), net	$1,261	$(1,509)	184%

Other income, net was $1.3 million for the nine months ended October 31, 2017 compared to a net expense of $1.5 million for the nine months ended October 31, 2016, an increase of $2.8 million, or 184%. The increase in income was due to a $1.6 million in net currency gains, primarily driven by the strengthened British Pound and Euro during the period, $0.6 million decrease in expense related to the fair value remeasurement of the Company’s preferred share warrant liability, and $0.6 million increase in interest income.

Provision for Income Taxes

	Nine Months Ended
	October 31,
	2017	2016	% Change
	(in thousands)
Provision for income taxes	$438	$502	(13%)

Provision for income taxes was $0.4 million for the nine months ended October 31, 2017 compared to $0.5 million for the nine months ended October 31, 2016, a decrease of $0.1 million, or 13%. The decrease was primarily due to tax benefits from excess stock-based compensation deductions in foreign jurisdictions, partially offset by an increase in the provision for foreign taxes.

Liquidity and Capital Resources

As of October 31, 2017, our principal sources of liquidity were cash and cash equivalents totaling $219.3 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of bank deposits and money market funds. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months.

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

Operating Activities

Cash provided by operating activities of $21.5 million for the nine months ended October 31, 2017 was due to a net loss of $35.1 million, offset by stock-based compensation of $20.8 million, and depreciation and amortization, including deferred commissions, of $8.5 million. The net change in operating assets and liabilities was favorable primarily due to our collection of customer payments which is typically higher in the first half of our fiscal year, in addition to other operating activities generating a cash inflow of $30.6 million, partially offset by an unfavorable variance due to the increase of $3.5 million in capitalized deferred commissions, and prepaids expenses and other current assets.

Cash used in operating activities of $10.5 million for the nine months ended October 31, 2016 was primarily due to a net loss of $31.0 million, partially offset by stock-based compensation of $5.6 million, depreciation and amortization, including deferred commissions, of $6.2 million, and a change in working capital of $8.0 million. The net change in operating assets and liabilities was primarily due to a favorable change in the deferred revenue balance of $8.1 million and accounts receivable and payables, including accrued and other liabilities, of $9.0 million, partially offset by an unfavorable variance due to the increase of capitalized deferred commissions of $2.6 million and increase of prepaid and other current and long term assets, for $6.4 million.

Investing Activities

Cash used in investing activities for the nine months ended October 31, 2017 of $43.1 million was primarily related to $39.6 million spent in business acquisitions, and $3.5 million for purchases of property and equipment.

Cash used in investing activities for the nine months ended October 31, 2016 of $3.5 million was primarily related to purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the nine months ended October 31, 2017 of $39.2 million was primarily due to the $22.3 million in net proceeds raised in our follow-on offering, $10.1 million in proceeds from the exercise of stock options and $6.8 million from the proceeds received for common stock issued under the ESPP plan.

Cash provided by financing activities for the nine months ended October 31, 2016 of $142.3 million, was primarily due to the proceeds raised in our IPO, net of underwriting, for $142.5 million and $4.1 million in proceeds from the exercise of stock options.  The amounts were partially offset by $4.3 million of costs paid in connection with our IPO.

Off-Balance Sheet Arrangements

Through October 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

Our principal commitments and contractual obligations consist of obligations under operating leases for office facilities. The following table summarizes our non-cancelable contractual obligations as of October 31, 2017:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Operating lease obligations	$35,671	$5,616	$11,537	$11,239	$7,279
Total contractual obligations	$35,671	$5,616	$11,537	$11,239	$7,279

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling and Swedish Krona. Due to the relative size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the future and we are continually monitoring the foreign currency exposure to determine when we should begin a hedging program. The substantial majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of October 31, 2017, we had cash and cash equivalents of $219.3 million, which consisted primarily of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

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

We have incurred significant losses in each period since our inception in 2006. We incurred net losses of $37.6 million, $46.2 million and $27.3 million in the fiscal years ended January 31, 2017, 2016 and 2015, respectively and we incurred net losses of $11.3 million for our fiscal quarter ended October 31, 2017. We had an accumulated deficit of $160.5 million and $122.9 million at January 31, 2017 and 2016, respectively, and we had an accumulated deficit of $195.8 million at October 31, 2017. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses because costs associated with acquiring customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for shorter periods). You should not consider our recent growth in revenues as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 32%, 28% and 25% of our total revenues for the fiscal years ended January 31, 2017, 2016 and 2015, respectively, and constituted 34% of our total revenues for our fiscal quarter ended October 31, 2017. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to continue to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

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

We are subject to the tax laws of various jurisdictions, which are subject to unanticipated changes and to interpretation, which could harm our future results.

We are subject to income taxes in the United States and foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses as a result of acquisitions, the valuation of deferred tax assets and liabilities, and changes in federal, state, or international tax laws and accounting principles. Further, each jurisdiction has different rules and regulations governing sales and use, value added, and similar taxes, and these rules and regulations are subject to varying interpretations that change over time. Certain jurisdictions in which we did not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. In addition, we may be subject to income tax audits by many tax jurisdictions throughout the world, many of which have not established clear guidance on the tax treatment of cloud-based companies. Any tax assessments, penalties, and interest, or future requirements may adversely affect our results of operations. Moreover, imposition of such taxes on us going forward would effectively increase the cost of our products to our customers and might adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.

In addition, the application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure. As we operate in numerous taxing jurisdictions, the application of tax laws can also be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions.

Additionally, the U.S. Congress has recently introduced tax reform legislation that would significantly impact U.S. taxation of corporations. Certain changes to the U.S. tax laws could have a material impact on our business. We cannot predict which, if any, of these proposals will be enacted into law or the resulting impact any such enactment will have on our financial results. However, if new legislation were enacted, it could materially and potentially impact our business, financial condition, cash flows and results of operations.

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

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of October 31, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of the fiscal year that is five years from the date of our final prospectus filed with the SEC on October 5, 2016. We expect that as of January 31, 2018 we will no longer be an emerging growth company.

Risks Related to Ownership of Our Common Stock

Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations and decline, due to factors beyond our control and you may lose all or part of your investment.

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock has ranged from $22.50 to $41.61 through October 31, 2017. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Coupa Software Incorporated

Date: December 7, 2017	By:	/s/ Robert Bernshteyn
Robert Bernshteyn
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: December 7, 2017	By:	/s/ Todd Ford
Todd Ford
Chief Financial Officer (Principal Financial Officer)