Form 10-K
period 2018-01-31
Coupa Software Inc
filed 2018-03-28
CIK 1385867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex- change Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2017, the aggregate market value of its shares (based on a closing price of $30.73 per share) held by non-affiliates was approximately $1.4 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of March 26, 2018 was 56,616,774.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2018 Annual Meeting of Stockholders, scheduled to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended January 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COUPA SOFTWARE INCORPORATED

Form 10-K for the Fiscal Year Ended January 31, 2018

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements.  All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, customer lifetime value, strategy and plans, market size and opportunity, competitive position, industry environment, potential growth opportunities product capabilities, expectations for future operations and our convertible notes, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors.”

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

ii

PART I

Item 1. Business.

Overview

We are a leading provider of business spend management, or BSM, solutions. We offer a comprehensive, cloud-based BSM platform that has connected hundreds of organizations with more than three million suppliers globally. Our platform provides greater visibility into and control over how companies spend money. Using our platform, businesses are able to achieve real, measurable value and savings that drive their profitability.

Our cloud-based BSM platform has been designed for the modern global workforce that is mobile and expects real-time results, flexibility and agility from software solutions. We empower employees to acquire the goods and services they need to do their jobs by applying a distinctive user-centric approach that provides a consumer Internet-like experience, drives widespread adoption of our platform and, therefore, significantly increases an organization’s spend under management. We refer to the process companies use to purchase goods and services as business spend management and to the money that they manage with this process as spend under management. Increased user adoption and spend under management drive better visibility and control of a company’s spend, resulting in greater savings and increased compliance.

Economic conditions, intense competition and the global regulatory environment are forcing businesses to find new ways to drive operational efficiencies, track processes, reduce costs, fund business growth and enhance profitability and cash flow. Therefore, managing business spend has increasingly become a major strategic imperative to help businesses achieve cost savings. Indirect spend, which refers to goods and services that support a company’s operations as opposed to direct spend that flows into the products a company manufactures, is particularly difficult to manage due to inefficient employee spending behavior and disparate systems that obstruct spend visibility.

We offer a comprehensive, cloud-based BSM platform that is tightly integrated and delivers a broad range of capabilities that would otherwise require the purchase and use of multiple disparate point applications. The core of our platform consists of procurement, invoicing and expense management modules that form our transactional engine and capture a company’s business spend. In addition, our platform offers supporting modules to help companies further manage their spend, including strategic sourcing, spend analysis, contract management, supplier management and inventory management. We also offer a purchasing program, Coupa Advantage, that leverages the collective buying power of Coupa customers, and provide benchmarking and insights to customers on our BSM platform through a solution we refer to as Community Intelligence. Moreover, through our Coupa Open Business Network, suppliers of all sizes can easily interact with buyers electronically, thus significantly reducing paper, improving operating efficiencies and reducing costs.

We have a strong results-driven and customer success-focused culture. Our focus is on delivering quantifiable business value to our customers by helping them maximize their spend under management to achieve real, measurable value and savings. With a rapid time to deployment, typically ranging from a few weeks to several months, and an easy to use interface that shields users from unnecessary complexity, our customers can achieve widespread user adoption quickly and generate savings within a short timeframe, thus benefitting from a rapid return on investment.

We benefit from powerful network effects. As more businesses subscribe to our BSM platform, the collective spend under management on our platform grows. Greater aggregate spend under management on our platform attracts more suppliers, which in turn attracts more businesses that want to take advantage of the goods and services available through our platform, thereby creating powerful network effects. In addition, as more businesses and employees use our platform, the amount of spend under management continues to increase. This leads to more value and savings for customers and improves our ability to attract more businesses. The resulting increase in sales enables us to further invest in our platform and to improve our functionality and user interface to continue to attract more businesses and suppliers to our platform, which enhances the network effects that benefit all parties.

We have developed a rich partner ecosystem of systems integrators, implementation partners, resellers and technology partners. We work closely with several global systems integrators, including KPMG, Deloitte, Accenture, PwC and Wipro, that help us scale our business, extend our global reach and drive increased market penetration. We expect the number of our partner-led implementations to continue to increase over time, as well as sales referrals from our partners.

We have achieved rapid growth in customer adoption, cumulative spend under management and transactions conducted through our platform which is currently subscribed to by more than 700 customers. Our cumulative spend under management is highlighted below:

As of January 31, 2018, 2017, and 2016, our cumulative spend under management was $680 billion, $365 billion and $190 billion, respectively. Cumulative spend under management does not directly correlate to our revenue or results of operations because we do not charge our customers based on actual usage of our BSM platform.  However, we believe that cumulative spend under management illustrates the adoption, scale and value of our platform, which we believe enhances our ability to maintain existing customers and attract new customers.

For our fiscal years ended January 31, 2018, 2017, and 2016, our revenues were $186.8 million, $133.8 million and $83.7 million, respectively, and our net losses were $43.8 million, $37.6 million and $46.2 million, respectively, as we focused on growing our business.

The Coupa BSM Platform

We offer a comprehensive, cloud-based BSM platform that can significantly improve savings for businesses. The core of our platform consists of procurement, invoicing and expense management modules that form our transactional engine and capture a company’s spend. In addition, our platform offers supporting modules to help companies further manage their spend, including strategic sourcing, spend analysis, contract management, supplier management and inventory management. We also offer a purchasing program, Coupa Advantage, that leverages the collective buying power of Coupa customers, and provide benchmarking and insights to customers on our BSM platform through a solution we refer to as Community Intelligence. Moreover, through our Coupa Open Business Network, suppliers of all sizes can easily interact with buyers electronically, thus significantly reducing paper, improving operating efficiencies and reducing costs.

Our BSM platform provides businesses with real-time visibility into spending that is occurring company-wide and enables businesses to drive adoption of the platform and capture, analyze and control this spend, achieve real measurable value and savings and directly improve their profitability:

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

Our BSM Platform’s Capabilities

Our comprehensive, cloud-based BSM platform includes the following capabilities:

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

Supporting Modules

Our platform offers the following supporting modules that help companies further manage their spend:

Strategic Sourcing.  Our strategic sourcing module enables customers to find the best suppliers for the goods or services they need to run their businesses. It also offers advanced capabilities for the sourcing of complex sourcing categories such as direct raw materials and logistics. Customers easily create sourcing events containing the specifics of their business needs and invite suppliers to participate. Suppliers are able to review and bid effortlessly and without any fees to participate. Collaboration capabilities enable employees to review bids and provide feedback that is automatically compiled and scored. For the sourcing of complex categories, Coupa applies advanced mathematical optimization techniques, allowing customers to analyze price and non-price elements to find the combination of suppliers and goods and services that meet the constraints they specify.

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

Supplier Management.  Our supplier management module enables customers to collect supplier information required to manage and pay their suppliers and also provides data about potential risks associated with certain suppliers. Customers can quickly create data collection web forms using a drag and drop interface. Web forms may be tailored for country specific rules or supplier types. To make data collection easy, web forms are embedded as part of the natural business processes for procurement and invoicing. Real-time dashboards and reports show supplier data freshness and upcoming expirations. This module also enables information regarding supplier risk by leveraging the collective data of Coupa customers, credit ratings and other searches of publicly available databases.

Spend Analysis.  Our spend analysis module provides managers a large set of built-in reports and dashboards that allow users to see spending activity, find bottlenecks in workflows, analyze granular data by commodity, supplier, location and cost center, and drill-down into the spend transactions. Customers can also leverage our artificial intelligence capabilities to automate complex business spend data classification. We have created more than one hundred out-of-the-box reports covering some of the most important business metrics, such as unified spend for purchase orders, invoices or expense reports, spend trends over time, spend by commodity, supplier and contract; however, users can also create new metrics, reports and dashboards with our intuitive user interface, as well as include external data like corporate and travel expenses or integrate with third-party systems, to get a holistic view of their spend patterns.

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

Coupa Advantage

Our Coupa Advantage program offers customers the opportunity to leverage pre-negotiated discounts from select suppliers in several business categories such as office supplies, branded promotional products, background checks, employee perquisites and more. The program leverages the collective buying power of Coupa customers to offer potential savings opportunities.

Coupa Community Intelligence

Our Community Intelligence capability, which extends across our BSM platform, provides information to Coupa customers by applying intelligent frameworks to the structured, normalized data collected from the business spend transactions that have occurred on the Coupa platform. Participating customers are able to contribute to and benefit from Community Intelligence, with use cases extending from supplier insights which helps companies evaluate the risk levels of suppliers, to operational insights which helps businesses measure their own performance on key operational metrics against other Coupa customers.

Key Benefits to Businesses

•	Rapid time to value through fast deployment cycles and low cost of ownership of cloud-based model.
•	Opportunity to achieve significant and sustainable savings that can translate into improved profitability.
•	High employee adoption of our easy-to-use BSM platform, which enables better visibility into spend.
•	Strong supplier adoption as suppliers are motivated to join our network due to ease of enablement, flexibility and lack of supplier fees.
•	Access to extensive spending data in real time, which leads to superior decision making that can result in significant cost savings.
•	Ability to stay agile and adapt to changes in operating and regulatory environments with our easily configurable platform.
•	Process efficiency improvements that allow businesses to free up valuable resources and staff who can be deployed effectively elsewhere in the organization.
•	Enhanced compliance with governmental regulations through greater auditability, documentation and control of spending activity.

Key Benefits to Employees

•	Intuitive and simple user experience that shields users from complexity and enables adoption of our platform with minimal training.
•	Efficiency improvements as employees are more rapidly able to procure the goods and services they need to fulfill their job responsibilities.
•	Mobile access from anywhere in the world from any device.
•	Convenience to employees, as our platform gathers data on historical activity and leverages the insights to help populate requests and minimize data entry.
•	Faster reimbursement to employees due to more efficient expense management processes.

Key Benefits to Suppliers

•	Participating in our Coupa Open Business Network.
•	Fast registration process and flexibility to interact with customers through the Coupa Supplier Portal, direct integration or simply by use of direct email.
•	Elimination of manual processes and efficiency improvements through electronic invoicing and streamlined procurement and payment processes.
•	Real-time visibility into invoice status, often through direct push notifications without having to log in to a portal.

•	Seamless audit, documentation and archiving of electronic purchase orders and invoices that helps suppliers comply with changing government regulations, as well as avoid risks.
•	Opportunity to display supplier information and catalog of products and services on the Coupa Open Business Network for existing and prospective customers.

Our Competitive Strengths

•

Easy and Intuitive User Interface that Enables Widespread Employee Adoption.  Our focus on an intuitive and simple user experience shields our users from complexity and results in superior employee adoption.

•

Comprehensive Platform With Powerful Functionality.  We offer a comprehensive BSM platform that is tightly integrated and delivers a broad range of capabilities to manage different types of spend that would otherwise require the purchase and use of multiple disparate point applications. By offering a platform with powerful functionality that integrates different modules, we deliver a comprehensive solution for customers to drive adoption, and capture, analyze and control spend across their entire company, thus significantly enhancing savings potential.

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

•

Rich Partner Ecosystem.  We have developed strong strategic relationships with a number of leading partners including global systems integrators, implementation partners, resellers and technology partners. While implementation partners such as KPMG, Deloitte, Accenture, PwC and Wipro help us scale our business by extending our global reach and driving increased market penetration, our technology partners including Dell Boomi, Sabre and Thomson Reuters extend and enhance the capabilities of our platform by facilitating integrations that can deliver a higher level of value to customers.

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

•

Community Intelligence Enables Superior Insights.  Our platform presents spend activity data that managers can easily analyze using powerful built-in reports and dashboards. Using our platform’s data, we are able to provide benchmarking analytics and evaluate supplier performance, which can help decision makers at our customers identify areas of improvement and realize cost savings. As the amount of spend through our platform grows, we acquire more data that enables us to provide unique insights to our customers, thus strengthening our powerful value proposition.

Growth Strategy

Key elements of our strategy include:

•	driving enterprise and mid-market customer expansion and global sales capability;
•	expanding global brand awareness and demand generation for our solutions;
•	developing and expanding our partner ecosystem;
•	acquiring key assets to broaden our value proposition;
•	launching innovations to drive a greater share of an organization’s spending; and
•	cultivating a winning, core values-driven culture.

Sales and Marketing

We sell our software applications through our direct sales organization and our partner program, Coupa Partner Connect. Our direct sales team is global and comprised of inside sales and field sales personnel who are organized by geography, account size and application type.

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs, including such programs with our strategic relationships. For example, we have joint marketing programs and sponsorship agreements with KPMG, Deloitte and Accenture.

Our principal marketing programs include:

•	use of our website to provide application and company information, as well as learning opportunities for potential customers;
•	field marketing events for customers and prospective customers;
•	territory development representatives who respond to incoming leads to convert them into new sales opportunities;
•	development of our ideal customer profile (ICP), which are the accounts with the highest propensity to buy, for each of our sales segments;
•	programmatic account-based marketing efforts in close partnership with sales to target the ICP accounts in our respective sales segments;
•	participation in, and sponsorship of, user conferences, executive events, trade shows and industry events;
•	customer programs, including regional user group meetings;
•	integrated marketing campaigns, including direct e-mail, online web advertising, blogs and webinars;
•	focused cross-channel campaigns with existing customers to drive expansion;
•	public relations, analyst relations and social media initiatives;

•	cooperative marketing efforts with partners, including joint press announcements, joint trade show activities, channel marketing campaigns and joint seminars; and
•	our annual INSPIRE user conference, which is held over two and a half days to connect customers, disseminate best practices, and reinforce our brand among existing and new customers.

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

•

Advisory and Referral Partners.  Our Advisory and Referral partners provide global, national and regional expertise in business spend management, procurement and expense management. They help organizations through operational transformation by leveraging process, best practices and new technology. These partners may refer customer prospects to us and assist us in selling to them. In return, we typically pay these partners a percentage of the first-year subscription revenue generated by the customers they refer.

•

Implementation Partners.  In order to offer the full breadth of implementation services, change management, and strategic consulting services to our customers, we work with leading global and boutique consulting firms. We work closely with global leaders such as KPMG, Deloitte, Accenture, PwC and Wipro, as well as with boutique service providers that focus primarily on delivering implementation services for our applications, like The Hackett Group, Armanino, CrossCountry Consulting, Xoomworks and The Shelby Group. Our strategy is to enable the majority of our projects to be led by implementation partners with additional specialized support from us. Our implementation partners are highly skilled and trained by our team. When working with implementation partners, we are typically in a “co-sell” arrangement where we will sell our subscription directly to the customer and our partner will sell its implementation services directly to the customer.

•

Reseller Partners.  Our reseller partners enhance our customer impact and extend our global presence with integrated technologies, applications, business process outsourcing (BPO) services and region-specific offerings. All of our reseller partners have been trained to demonstrate and promote our applications suites.

•

Technology Partners.  Our technology partners provide market-leading technology, complementary products and infrastructure-related services that power and extend our suite of cloud-based business spend management applications. Our technology partners span a wide range of solutions providers including Dell Boomi, Sabre and Thomson Reuters that enhance the capabilities of our platform by facilitating integrations that can deliver a higher level of value to customers.

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

We have partnered with leading hosting and infrastructure companies, including AWS, to provide the hardware and infrastructure to support our BSM platform. With these partnerships, we are able to easily scale the service during peak load periods, allowing us to continuously add users and customers without significant downtime or lead-time to procure new capacity. We also have the ability to offer our solutions globally across various different physical locations, such as the U.S., Europe and Asia-Pacific.

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

Research and development expenses were $44.5 million, $30.3 million and $22.8 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

Competition

We believe the overall market for BSM software is highly competitive, marked by rapid consolidation, fragmented and rapidly evolving due to technological innovations. We have been recognized, however, as a technology and market leader.

Our competitors fall into the following categories:

•

Large enterprise software vendors such as Oracle Corporation and SAP AG that predominantly focus on database and ERP software solutions. SAP acquired both Ariba, Inc. and Concur Technologies, Inc. in 2012 and 2014, respectively, to form the core of their cloud offerings that compete with us.

•	Niche software vendors that either address only a portion of the capabilities we provide or predominantly focus on narrow industry verticals.

We believe the principal competitive factors in our market include the following:

•	focus on customer success;
•	ability to deliver measurable value and savings;
•	ability to offer a comprehensive BSM platform;
•	ease of use;
•	widespread adoption by users;
•	time to deployment;
•	cloud-based architecture;
•	total cost of ownership;
•	configurability and agility;
•	rich reporting capabilities;
•	product extensibility and ability to integrate with other technology infrastructures;
•	independence; and
•	adoption by suppliers.

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

Our Customers

As of January 31, 2018, our more than 700 customers are doing business in more than 100 countries and our platform was offered in more than 20 languages. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large corporation that has an active contract with us or our partner to access our platform.  Our customers include leading businesses in a diverse set of industries, including healthcare and pharmaceuticals, retail, financial services, manufacturing, and technology, amongst others.

Employees

As of January 31, 2018, we had 833 full-time employees globally, of which 469 work in the U.S. None of our U.S. employees are represented by a labor union or are the subject of a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

A summary of our financial information by geographic location is found in Note 2 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations section of our website at www.coupa.com as soon as reasonably practicable after we file such material with the Securities and Exchange Commission (“SEC”).  The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet website that contains reports and other information regarding issuers, such as Coupa, that file electronically with the SEC.  The SEC’s Internet website is located at http://www.sec.gov.

Item 1A. Risk Factors.

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

Any success that we may experience in the future will depend, in large part, on our ability to manage the risks discussed herein and to, among other things:

•	retain and expand our customer base on a cost-effective basis;
•	successfully compete in our markets;
•	continue to add features and functionality to our platform to meet customer demand;
•	increase revenues from existing customers as they add users or purchase additional modules;
•	continue to invest in research and development;
•	scale our internal business operations in an efficient and cost-effective manner;
•	scale our global customer success organization to make our customers successful in their business spend management deployments;
•	help our partners to be successful in deployments of our platform;

•	successfully expand our business domestically and internationally;
•	successfully protect our intellectual property and defend against intellectual property infringement claims; and
•	hire, integrate and retain professional and technical talent.

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

The market for business spend management software is highly competitive, with relatively low barriers to entry for some software or service organizations. Our competitors include Oracle Corporation (“Oracle”) and SAP AG (“SAP”), well-established providers of business spend management software that have long-standing relationships with many customers. Some customers may be hesitant to switch vendors or to adopt cloud-based software such as ours and prefer to maintain their existing relationships with their legacy software vendors. Oracle and SAP are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. These vendors, as well as other competitors, may offer business spend management software on a standalone basis at a low price or bundled as part of a larger product sale. In order to take advantage of customer demand for cloud-based software, legacy vendors are expanding their cloud-based software through acquisitions and organic development. For example, SAP acquired Ariba, Inc. and Concur Technologies, Inc. Legacy vendors may also seek to partner with other leading cloud providers. We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions. We may also face competition from a variety of vendors of cloud-based and on-premise software products that address only a portion of our platform. In addition, other companies that provide cloud-based software in different target markets may develop software or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal software. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires and add additional authorized users and additional business spend management modules to their subscriptions. Our customers have no obligation to renew their subscriptions, and we cannot assure you that our customers will renew subscriptions with a similar contract period or with the same or a greater number of authorized users and modules. Some of our customers have elected not to renew their agreements with us, and we may not be able to accurately predict renewal rates.

Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our subscription service, our professional services, our customer support, our prices and contract length, the prices of competing solutions, mergers and acquisitions affecting our customer base, the effects of global economic conditions or reductions in our customers’ spending levels. Our future success also depends in part on our ability to add additional authorized users and modules to the subscriptions of our current customers. If our customers do not renew their subscriptions, renew on less favorable terms or fail to add more authorized users or additional business spend management modules, our revenues may decline, and we may not realize improved operating results from our customer base.

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

Professional services are generally sold on a fixed-fee or time-and-materials basis. Revenues for time-and-material arrangements are recognized as the services are performed. For fixed-fee and other types of arrangements, revenues are generally deferred and recognized upon the completion of the project under the completed performance method of accounting. During the fourth quarter of the fiscal year ended January 31, 2017, we developed the ability to accurately estimate professional services costs on a project basis. As such, revenue for fixed-fee and other types of arrangements entered into after the third quarter of the fiscal year ended January 31, 2017 is recognized as services are performed under the proportional performance method of accounting.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations, as well as our key metrics discussed elsewhere in this annual report, including the levels of our revenues, gross margin, cash flow and deferred revenue, may vary significantly in the future and period-to-period comparisons of our operating results and key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control; as a result, they may not fully reflect the underlying performance of our business. These quarterly fluctuations may negatively affect the value of our common stock. Factors that may cause these fluctuations include, without limitation:

•	our ability to attract new customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	the timing of recognition of revenues;
•	the amount and timing of operating expenses;
•	general economic, industry and market conditions, both domestically and internationally;
•	the timing of our billing and collections;
•	customer renewal and expansion rates;
•	significant security breaches of, technical difficulties with, or interruptions to the delivery and use of our products on our platform;
•	the amount and timing of completion of professional services engagements;
•	increases or decreases in the number of users for our platform or pricing changes upon any renewals of customer agreements;
•	changes in our pricing policies or those of our competitors;
•	seasonal variations in sales of our software subscriptions, which have historically been highest in the fourth quarter of a calendar year but may vary in future quarters;
•

the timing and success of new module introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	changes in foreign currency exchange rates;
•	extraordinary expenses such as litigation or other dispute-related expenses or settlement payments;
•	sales tax and other tax determinations by authorities in the jurisdiction in which we conduct business;
•	the impact of new accounting pronouncements and the adoption thereof;
•	fluctuations in stock-based compensation expense;
•	expenses in connection with mergers, acquisitions or other strategic transactions; and
•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangibles from acquired companies.

Acquisitions could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.

We have in the past acquired and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, in May 2017, we purchased substantially all of the issued and outstanding capital stock held by shareholders of Trade Extensions TradeExt AB, a Swedish corporation that specializes in strategic sourcing and in December 2017, we acquired Simeno Holdings AG, a catalog management company. Acquisitions may disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business.

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

We may experience future claims that our platform and underlying technology infringe or violate others’ intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers and business partners or to pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify our platform or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly, distracting and time-consuming and could harm our brand, business, results of operations and financial condition.

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

We review the lifetime value and associated acquisition costs of our customers, as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. The lifetime value of our customers and customer acquisition costs has and will continue to fluctuate from one period to another depending upon the amount of our net new subscription revenues (which depends on the number of new customers in a period, upsells of additional modules to existing customers and changes in subscription fees charged to existing customers), gross margins (which depends on investments in and other changes to our cost of customer support and allocated overhead), sales and marketing expenses and renewal rates (which depend on our ability to maintain or grow subscription fees from customers). These amounts have fluctuated from quarter to quarter and will continue to fluctuate in the future. We may not experience lifetime value to customer acquisition cost ratios in future years or periods similar to those we have achieved to date. Other companies may calculate lifetime value and customer acquisition costs differently than our chosen method and, therefore, may not be directly comparable.

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

We have incurred significant losses in each period since our inception in 2006. We incurred net losses of $43.8 million, $37.6 million and $46.2 million in the fiscal years ended January 31, 2018, 2017 and 2016, respectively. We had an accumulated deficit of $204.5 million, $160.5 million and $122.9 million at January 31, 2018, 2017 and 2016, respectively. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses because costs associated with acquiring customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for shorter periods). You should not consider our recent growth in revenues as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a midterm or long-term basis.

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

AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement for cause with 30 days’ prior written notice, including any material default or breach of the agreement by us that we do not cure within the 30 day period. Additionally, AWS has the right to terminate the agreement immediately with notice to us in certain scenarios such as if AWS believes providing the services could create a substantial economic or technical burden or material security risk for AWS, or in order to comply with the law or requests of governmental entities. The agreement requires AWS to provide us their standard computing and storage capacity and related support in exchange for timely payment by us. If any of our arrangements with AWS were terminated, we could experience interruptions in our software as well as delays and additional expenses in arranging new facilities and services.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.

While we were able to determine the effectiveness of our internal controls over financial reporting in our management’s report for fiscal 2018, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, in the future, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion, or otherwise assert that our internal controls are effective, and additionally, our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal control over financial reporting. If in the future we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the Securities and Exchange Commission (“SEC”), stock exchange or other regulatory authorities, which could require additional financial and management resources to address.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 35%, 32% and 28% of our total revenues for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to continue to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

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

The growth of our revenues and potential profitability of our business depends on demand for platform and modules generally, and business spend management specifically. In addition, our revenues are dependent on the number of users of our modules. Historically, during economic downturns there have been reductions in spending on enterprise software as well as pressure for extended billing terms or pricing discounts, which would limit our ability to grow our business and negatively affect our operating results. These conditions affect the rate of enterprise software spending and could adversely affect our customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results for periods prior and subsequent to such change. For example, recent new standards issued by the FASB that could materially impact our financial statements include revenue from contracts with customers, certain improvements to employee share-based payment accounting, accounting for leases and the Convertible Notes. We may adopt one or more of these standards retrospectively to prior periods and the adoption may result in an adverse change to previously reported results. Additionally, the adoption of these standards may potentially require enhancements or changes in our systems and will require significant time and cost on behalf of our financial management.

We have elected to adopt the new revenue recognition standard on February 1, 2018 using a modified retrospective approach. Based on our assessment to date, the primary impact of the new standard on us is the removal of the current limitation on contingent revenue. In addition, commissions accounting under the new standard is significantly different than our current capitalization policy. The new standard results in additional types of costs that will be capitalized and amounts that will be amortized over a period longer than our current policy of amortizing the deferred amounts over the specific revenue contract-terms. Specifically, incremental contract costs will be deferred and amortized over an estimated customer life of five years, which is calculated based on quantitative and qualitative factors. The new standard also requires incremental disclosures including information about the remaining transaction price and when we expect to recognize revenue which will begin in the filing of the first quarter Form 10-Q for the year ending January 31, 2019. We have implemented control activities related to the adoption of the new standard, particularly related to evaluating the impact of the standard on our revenue recognition policies, the determination of average customer life, and the new disclosure requirements, and did not require the implementation of new information technology systems.

The prescribed periods of adoption of these standards and other pending changes in accounting principles generally accepted in the United States, are further discussed in Note 2 “Significant Accounting Policies—Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted” in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

To date, most of our sales have involved our procurement and invoicing modules, which are the most mature modules on our platform. Any factor adversely affecting sales of these modules, including software release cycles, market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could adversely affect our business and operating results. Furthermore, our ability to grow our business depends in part on our ability to compete in the market for the other modules on our platform, including strategic sourcing, inventory, contracts, supplier management and spend analysis. Our efforts to market these other modules is relatively new, and it is uncertain whether these other modules will ever result in significant revenues for us. While we have recently acquired businesses related to certain of these modules, there can be no assurance that these acquisitions will facilitate our efforts to market and sell these other modules. Further, the introduction of new modules beyond these markets may not be successful.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the Nasdaq Global Select Market, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and made some activities more time consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we are incurring significant expenses and devoting substantial management effort toward ensuring ongoing compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which have increased now that we are no longer an emerging growth company, as defined by the JOBS Act. We have hired and may need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We have funded our operations since inception primarily through equity and debt financings and prepayments by customers. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of customer prepayments or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons, and we may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock or our outstanding noteholders. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

On December 22, 2017, the U.S. government enacted comprehensive federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for taxable years beginning after December 31, 2017. These changes could have a material adverse impact on the value of our U.S. deferred tax assets, result in significant one-time charges in the current or future taxable years and increase our future U.S. tax expense.  For example, while the Tax Act allows for federal net operating losses incurred in tax years beginning prior to December 31, 2017 to be carried forward indefinitely, the Tax Act also imposes an 80% limitation on the use of net operating losses that are generated in tax years beginning after December 31, 2017. We are continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate. At this stage, it is unclear how many U.S. states will incorporate these federal law changes, or portions thereof, into their tax codes. The implementation by us of new practices and processes designed to comply with, and benefit from, the Tax Act and its rules and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations and financial condition.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” Such an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of our initial public offering and our subsequent follow-on offering we have not had an ownership change that has triggered any material limitation on the use of our tax attributes for purposes of Section 382 of the Code. Subsequent changes in our stock ownership, however, could cause an “ownership change.” It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our potential profitability.

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

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes and could also impact the trading price of the Convertible Notes. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock has ranged from $22.50 to $41.61 through January 31, 2018. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, for whatever reason, could cause the market price of our common stock to decline or make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate and could impair our ability to raise capital through the sale of additional equity or equity-linked securities.

Certain of our stockholders holding approximately 7 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares to include their shares in registration statements that we may file for ourselves or our stockholders, subject to market standoff and lockup agreements. The market price of our common stock and the trading price of the Convertible Notes could decline as a result of the sale of a substantial number of shares of our common stock in the public market or the perception in the market that the holders of a large number of stockholders intend to sell their shares.

In addition, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144, the shares issued upon exercise of outstanding stock options, settlement of outstanding restricted stock units, or conversion of the Convertible Notes into common stock will be available for immediate resale in the United States in the open market.

We have also reserved a substantial amount of shares of our common stock in connection with awards issued under our equity incentive plans and upon conversion of the Convertible Notes.

We are unable to predict the effect that sales, or the perception that our shares may be available for sale, will have on the prevailing market price of our common stock and the trading price of the Convertible Notes.

If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us, the trading price for our common stock and the trading price of the Convertible Notes will be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price and the value of the Convertible Notes will likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume, and the trading price of the Convertible Notes, to decline.

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

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders, including holders of our Convertible Notes who receive shares of our common stock upon conversion of the Convertible Notes, must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Delaware law and provisions in our amended and restated certificate of incorporation (“Restated Certificate”) and amended and restated bylaws (“Restated Bylaws”) could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock and Convertible Notes.

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

These and other provisions in our Restated Certificate, Restated Bylaws and in Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including to delay or impede a merger, tender offer, or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and the trading price of the Convertible Notes and limit opportunities for you to realize value in a corporate transaction.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 69,220 square feet of space for our corporate headquarters in San Mateo, California pursuant to a master lease that expires in April 2024.

We have additional domestic offices in Chicago, New York and San Diego. We also have international offices in Australia, Canada, Germany, Italy, Mexico, the Netherlands, Singapore, Sweden, Switzerland and the United Kingdom. We also lease offices for our support operations in Reno, Nevada; Dublin, Ireland; and Pune, India. We may further expand our facilities capacity as our employee base grows. We believe that we will be able to obtain additional space on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “COUP.” The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market.

	High	Low
Year ended January 31, 2018
Fourth quarter	$38.57	$30.65
Third quarter	$36.43	$28.95
Second quarter	$37.73	$27.33
First quarter	$31.80	$22.50
Year ended January 31, 2017
Fourth quarter	$32.96	$23.52
Third quarter (beginning October 6, 2017)	$41.61	$24.70

Holders

As of January 31, 2018 there were 146 registered stockholders of record of our common stock and we believe a substantially greater number of beneficial owners who hold shares through brokers, banks or other nominees.

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

Initial Public Offering

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

Follow-On Offering

In April 2017, we closed a follow-on offering (the “Offering”), in which we issued and sold 959,618 shares of common stock inclusive of the underwriters’ option to purchase additional shares, which was exercised in full.  The price per share to the public was $25.25.  We received aggregate proceeds of $24.0 million from the Offering, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $0.8 million and inclusive of approximately $1.0 million received from selling stockholders due to the exercise of 244,387 options at an average per share exercise price of $3.93.

Unregistered Sales of Equity Securities

On December 1, 2017, we issued 221,257 shares of our common stock in connection with the purchase of Simeno Holdings AG, a Swiss corporation. This transaction was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation S.

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

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included within this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended January 31, 2018, 2017 and 2016, and the consolidated balance sheet data as of January 31, 2018 and 2017 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal year ended January 31, 2015, and the consolidated balance sheet data as of January 31, 2016 and 2015 are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For the year ended
	January 31,
	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription services	$164,865	$117,788	$75,667	$43,051
Professional services and other	21,915	15,987	8,011	7,794
Total revenues	186,780	133,775	83,678	50,845

Cost of revenues:
Subscription services(1)	36,481	25,055	16,804	8,813
Professional services and other(1)	23,425	21,214	15,107	9,911
Total cost of revenues	59,906	46,269	31,911	18,724
Gross profit	126,874	87,506	51,767	32,121

Operating expenses:
Research and development(1)	44,536	30,262	22,767	11,887
Sales and marketing(1)	88,722	68,562	54,713	33,724
General and administrative(1)	38,578	24,106	19,540	13,146
Total operating expenses	171,836	122,930	97,020	58,757
Loss from operations	(44,962)	(35,424)	(45,253)	(26,636)
Other income (expense), net	2,805	(1,335)	(568)	(563)
Loss before provision for income taxes	(42,157)	(36,759)	(45,821)	(27,199)
Provision for income taxes	1,648	848	335	101
Net loss	$(43,805)	$(37,607)	$(46,156)	$(27,300)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(0.83)	$(1.88)	$(9.81)	$(9.10)

Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted(2)	52,999	19,988	4,704	2,999

Other Financial Data:
Non-GAAP operating loss	$(11,833)	$(24,869)	$(32,355)	$(17,818)
Non-GAAP net loss	$(11,319)	$(27,125)	$(33,258)	$(18,482)
Free cash flows	$15,316	$(25,446)	$(25,937)	$(14,299)

(1)	Includes stock-based compensation expense as follows:

	For the year ended
	January 31,
	2018	2017	2016	2015
	(in thousands)
Cost of revenues:
Subscription services	$2,105	$715	$235	$109
Professional services and other	2,722	772	1,014	110
Research and development	6,928	1,766	1,236	337
Sales and marketing	8,476	3,130	1,347	433
General and administrative	9,464	3,069	6,736	818
Total stock-based compensation	$29,695	$9,452	$10,568	$1,807

(2)	See Note 12 to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders.

	As of January 31, 2017
	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$412,903	$201,721	$92,348	$41,974
Working capital	335,278	153,039	48,601	13,278
Total assets	572,450	283,864	139,926	69,606
Deferred revenue, current and non-current	128,030	90,840	64,926	40,739
Convertible senior notes, net	163,010	—	—	—
Convertible preferred stock	—	—	164,950	88,444
Total stockholders’ equity (deficit)	240,545	173,892	(106,239)	(72,569)

Non‑GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non‑GAAP measures are useful in evaluating our operating performance. We regularly review the measures set forth below as we evaluate our business.

	For the year ended
	January 31,
	2018	2017	2016	2015
	(in thousands)
Non-GAAP operating loss	$(11,833)	$(24,869)	$(32,355)	$(17,818)
Non-GAAP net loss	(11,319)	(27,125)	(33,258)	(18,482)
Free cash flows	15,316	(25,446)	(25,937)	(14,299)

We define non‑GAAP operating loss as operating loss before stock‑based compensation, litigation‑related costs, amortization of acquired intangible assets and amortization of debt discount and issuance costs. We define non‑GAAP net loss as net loss and comprehensive loss before stock‑based compensation, litigation‑related costs and amortization of acquired intangible assets, amortization of debt discount and issuance costs, and related tax effects. We define free cash flows, a non-GAAP financial measure, as operating cash flows plus investing cash flows, minus the impact of any cash paid for acquisitions.

We believe non‑GAAP operating loss and non-GAAP net loss provide investors and other users of our financial information consistency and comparability with our past financial performance and facilitate period to period comparisons of operations. We believe non‑GAAP operating loss and non-GAAP net loss are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We believe information regarding free cash flows provides useful information to investors because it is an indicator of the strength and performance of our business operations.

We use non‑GAAP operating loss, non-GAAP net loss and free cash flows in conjunction with traditional GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non‑GAAP operating loss, non-GAAP net loss and free cash flows should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.

We compensate for these limitations by providing investors and other users of our financial information a reconciliation of non‑GAAP operating loss to loss from operations, non-GAAP net loss to net loss, and free cash flows, to the related GAAP financial measure. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non‑GAAP operating loss, non-GAAP net loss, and free cash flows in conjunction with loss from operations, net loss, and the consolidated statements of cash flows. The following tables provide a reconciliation of loss from operations to non‑GAAP operating loss, from net loss to non-GAAP net loss, and from net cash provided by (used in) operating activities to free cash flows:

	For the year ended
	January 31,
	2018	2017	2016	2015
	(in thousands)
Loss from operations	$(44,962)	$(35,424)	$(45,253)	$(26,636)
Stock-based compensation	29,695	9,452	10,568	1,807
Litigation-related costs	—	151	1,943	6,958
Amortization of acquired intangible assets	3,434	952	387	53
Non-GAAP operating loss	$(11,833)	$(24,869)	$(32,355)	$(17,818)

	For the year ended
	January 31,
	2018	2017	2016	2015
	(in thousands)
Net loss	$(43,805)	$(37,607)	$(46,156)	$(27,300)
Stock-based compensation	29,695	9,452	10,568	1,807
Litigation-related costs	—	151	1,943	6,958
Amortization of acquired intangible assets	3,434	952	387	53
Amortization of debt discount and issuance costs	459	—	—	—
Aggregate adjustment for income taxes	(1,102)	(73)	—	—
Non-GAAP net loss	$(11,319)	$(27,125)	$(33,258)	$(18,482)

	For the year ended
	January 31,
	2018	2017	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$19,770	$(20,955)	$(22,069)	$(11,929)
Net cash used in investing activities	(50,529)	(11,241)	(5,294)	(2,370)
Less: acquisitions, net of cash acquired	(46,075)	(6,750)	(1,426)	-
Free cash flows	$15,316	$(25,446)	$(25,937)	$(14,299)

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

Overview

We are a leading provider of business spend management, or BSM, solutions, with a comprehensive, cloud-based platform that connects our customers with more than three million suppliers globally.

Our platform provides greater visibility into and control over how companies spend money. Using our platform, businesses are able to achieve real, measurable value and savings that drive their profitability; we call this “Value as a Service.” We refer to the process companies use to purchase goods and services as business spend management and to the money that they manage with this process as spend under management.  We offer a comprehensive, cloud-based BSM platform that is tightly integrated and delivers a broad range of capabilities that would otherwise require the purchase and use of multiple disparate point applications. The core of our platform consists of procurement, invoicing and expense management modules that form our transactional engine and capture a company’s spend. In addition, our platform offers supporting modules to help companies further manage their spend, including strategic sourcing, spend analysis, contract management, supplier management and inventory management. We also offer a purchasing program, Coupa Advantage, that leverages the collective buying power of Coupa customers, and provide benchmarking and insights to customers on our BSM platform through a solution we refer to as Community Intelligence. Moreover, through our Coupa Open Business Network, suppliers of all sizes can easily interact with buyers electronically, thus significantly reducing paper, improving operating efficiencies and reducing costs.

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

We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the years ended January 31, 2018, 2017 and 2016, respectively.

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

We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and modules to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa (EMEA), Latin America (LATAM) and Asia-Pacific (APAC), including Japan. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 35%, 32% and 28%, respectively, of our total revenues for the years ended January 31, 2018, 2017 and 2016. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.

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

Recent Business Developments

In April 2017, we closed a follow-on offering (the “Offering”), in which we issued and sold 959,618 shares of common stock inclusive of the underwriters’ option to purchase additional shares, which was exercised in full.  The price per share to the public was $25.25.  We received aggregate proceeds of $24.0 million from the Offering, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $0.8 million and inclusive of approximately $1.0 million received from selling stockholders due to the exercise of 244,387 options at an average per share exercise price of $3.93.

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

In December 2017, we completed the acquisition of Simeno Holdings AG (“Simeno”), a cross-catalog search and advanced catalog management company. Simeno creates localized content from third-party supplier sites to power cross-catalog searches, including content from many of the leading B2B marketplaces. The acquisition increased our local presence in key German and Swiss markets.  The aggregate consideration for the acquisition was $8.7 million, paid in cash, of which $1.5 million is being held back for a period of 24 months after the transaction closing date to secure the indemnification obligations of the Simeno shareholders.

In January 2018, we raised approximately $200.4 million in net proceeds (after adjusting for debt issuance costs, including the underwriting discount, and the net cash used to purchase the capped call, discussed below) upon completion of a private offering of convertible senior notes (“Convertible Notes”).

The Convertible Notes pay semi-annual interest in cash at a rate of 0.375% per annum on January 15 and July 15 of each year, beginning on July 15, 2018. The Convertible Notes will mature on January 15, 2023 unless redeemed, repurchased or converted prior to such date. Prior to the close of business on the business day immediately preceding October 15, 2022, the Convertible Notes will be convertible at the option of holders during certain periods, upon satisfaction of certain conditions. On or after October 15, 2022, the notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. It is our current intent to settle the principal balance of the Convertible Notes in cash and any conversion obligation in excess of the principal portion in shares of our common stock.

In conjunction with the issuance of the Convertible Notes, we entered into a Capped Call option on our stock with certain counterparties. By entering into the Capped Call, we mitigate potential dilution resulting from conversion of the Convertible Notes, effectively increasing the conversion price of the Convertible Notes.  The Capped Call exercise price is equal to the Convertible Note’s initial conversion price of $44.5068 per share and has a cap price of $63.821 per share which equates to a 43.4% premium over the strike price and is subject to certain adjustments under the terms of the capped call transactions.

Our Business Model

Our business model focuses on maximizing the lifetime value of a customer relationship, and we continue to make significant investments in order to grow our customer base. Due to our subscription model, we recognize subscription revenues ratably over the term of the subscription period. As a result, the profitability of a customer to our business in any particular period depends in part upon how long a customer has been a subscriber on our platform. In general, the associated upfront costs with respect to new customers are higher in the first year than the aggregate revenues we recognize from those new customers in the first year. We believe that, over time, as our customer base grows and a relatively higher percentage of our subscription revenues are attributable to renewals versus new customers or upsells to existing customers, associated sales and marketing expenses and other allocated upfront costs as a percentage of revenues will decrease, subject to investments we plan to make in our business. Over the lifetime of the customer relationship, we also incur sales and marketing costs to manage the account, renew or upsell the customer to more modules and more users. However, these costs are significantly less than the costs initially incurred to acquire the customer. We calculate the lifetime value of our customers and associated customer acquisition costs for a particular year by comparing (i) gross profit from net new subscription revenues for the year multiplied by the inverse of the estimated subscription renewal rate to (ii) total sales and marketing expense incurred in the preceding year. On this basis, we estimate that for each of fiscal 2018, 2017 and 2016, the calculated lifetime value of our customers has exceeded six times the associated cost of acquiring them.

Key Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of January 31,
	2018	2017	2016
Cumulative spend under management ($ billions)	$680.2	$364.6	$189.5
Backlog ($ millions)	$230.8	$168.2	$131.8
Deferred revenue ($ millions)	$128.0	$90.8	$64.9
Total customers	717	535	414

Cumulative Spend Under Management

Cumulative spend under management represents the aggregate amount of money that has been transacted through our core Coupa platform for all of our customers collectively since we launched our core platform. We calculate this metric by aggregating the actual transaction data, such as invoices, purchase orders and expenses, from customers on our core Coupa platform. Cumulative spend under management does not include spending data associated with modules from acquired companies, including Spend360, Trade Extensions, and Simeno. The cumulative spend under management metrics presented above do not directly correlate to our revenue or results of operations because we do not generally charge our customers based on actual usage of our core platform.  However, we believe the cumulative spend under management metrics do illustrate the adoption, scale and value of our platform, which we believe enhances our ability to maintain existing customers and attract new customers.

Backlog and Deferred Revenue

Backlog represents future non-cancellable amounts to be invoiced under our agreements. We generally sign multiple-year subscription contracts and invoice an initial annual amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, deferred revenue, accounts receivable or elsewhere in our consolidated financial statements, and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately half of our backlog as of January 31, 2018, will be invoiced during the fiscal year ended January 31, 2019, primarily due to the fact that our contracts are typically three years in length.

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

Components of Results of Operations

Revenues

We offer subscriptions to our cloud-based BSM platform, including procurement, invoicing and expense management. We derive our revenues primarily from subscription fees and professional services fees.  Subscription revenues consist primarily of fees to provide our customers access to our cloud-based platform, which includes routine customer support at no additional cost. Professional services fees include deployment services, optimization services, and training. Subscription revenues are a function of the number of customers, the number of users at each customer, the number of modules subscribed to by each customer, the price of our modules, and renewal rates.

Subscription revenues accounted for approximately 88%, 88% and 90%, respectively, of our revenues for the fiscal years ended January 31, 2018, 2017 and 2016. Subscription fees are recognized ratably as revenues over the contract term beginning on the date the application is made available to the customer. Our new business subscriptions typically have a term of three years. We generally invoice our customers in annual installments at the beginning of each year in the subscription period. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period. Amounts that have not been invoiced are not reflected in our consolidated financial statements.

Professional services revenues consist primarily of fees associated with the implementation and configuration of our subscription service. Professional services are generally sold on a fixed-fee or time-and-materials basis. Revenue for time-and-material arrangements is recognized as the services are performed. For fixed‑fee and other types of arrangements entered into prior to the fourth quarter of the fiscal year ended January 31, 2017, professional services revenue was generally deferred and recognized upon the completion of the project under the completed performance method of accounting. During the fourth quarter of the fiscal year ended January 31, 2017, we developed the ability to accurately estimate professional services costs on a project basis. As such, revenue for fixed-fee and other types of arrangements entered into after the third quarter of the fiscal year ended January 31, 2017 is recognized as services are performed under the proportional performance method of accounting. At January 31, 2018, we have fully recognized professional services revenue from contracts signed prior to October 31, 2016, for which revenue was recognized under the completed contract method.

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

Professional Services and Other Cost of Revenues

Cost of professional services and other cost of revenues consist primarily of personnel and related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses and stock-based compensation; the costs of contracted third-party vendors; and allocated overhead. These costs are generally expensed in the period incurred; therefore, the costs associated with our professional services revenues may not align with the period in which the corresponding professional services revenues are recognized because we use the completed performance method of accounting for professional services revenues under fixed-fee arrangements for professional services entered into prior to the fourth quarter of the fiscal year ended January 31, 2017.

Professional services associated with the implementation and configuration of our subscription platform are performed directly by our services team, as well as by contracted third-party vendors. In cases in which third party vendors invoice us for services performed for our customers, those fees are accrued over the requisite service period.

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel costs of our development team, including salaries, benefits, bonuses, stock-based compensation expense and allocated overhead costs. Our cycle of frequent updates has facilitated rapid innovation and the introduction of new modules throughout our history. We have aggressively invested, and intend to continue to invest, in developing technology to support our growth. We capitalize certain software development costs that are attributable to developing new modules and features and adding incremental functionality to our platform, and we amortize such costs as costs of subscription revenues over the estimated life of the new application or incremental functionality, which is two to three years.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of the effects of exchange rates on our foreign currency-denominated asset and liability balances, interest expense associated with the convertible notes, interest income earned on our cash and cash equivalents, and the change in the fair value of our preferred stock warrants. All translation adjustments are recorded as foreign currency gains (losses) in the consolidated statements of operations. To date, we have had minimal interest income.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. and the majority of our international deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be utilized.

On December 22, 2017, the Tax Act was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a modified territorial tax system.

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	For the year ended
	January 31,
	2018	2017	2016
	(in thousands)
Revenues:
Subscription services	$164,865	$117,788	$75,667
Professional services and other	21,915	15,987	8,011
Total revenues	186,780	133,775	83,678
Cost of revenues:
Subscription services	36,481	25,055	16,804
Professional services and other	23,425	21,214	15,107
Total cost of revenues	59,906	46,269	31,911
Gross profit	126,874	87,506	51,767
Operating expenses:
Research and development	44,536	30,262	22,767
Sales and marketing	88,722	68,562	54,713
General and administrative	38,578	24,106	19,540
Total operating expenses	171,836	122,930	97,020
Loss from operations	(44,962)	(35,424)	(45,253)
Other income (expense), net	2,805	(1,335)	(568)
Loss before provision for income taxes	(42,157)	(36,759)	(45,821)
Provision for income taxes	1,648	848	335
Net loss	$(43,805)	$(37,607)	$(46,156)

	For the year ended
	January 31,
	2018	2017	2016
Revenues:
Subscription services	88%	88%	90%
Professional services and other	12	12	10
Total revenues	100	100	100
Cost of revenues:
Subscription services	20	19	20
Professional services and other	13	16	18
Total cost of revenues	33	35	38
Gross profit	67	65	62
Operating expenses:
Research and development	24	23	27
Sales and marketing	48	51	65
General and administrative	21	18	24
Total operating expenses	93	92	116
Loss from operations	(26)	(27)	(54)
Other income (expense), net	2	(1)	(1)
Loss before provision for income taxes	(24)	(28)	(55)
Provision for income taxes	1	1	—
Net loss	(25)%	(29)%	(55)%

Fiscal Years Ended January 31, 2018, 2017 and 2016

Revenues

	For the year ended
	January 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
	(in thousands)
Subscription services	$164,865	$117,788	$75,667	40%	56%
Professional services and other	21,915	15,987	8,011	37%	100%
Total revenues	$186,780	$133,775	$83,678	40%	60%

Total revenues were $186.8 million for the fiscal year ended January 31, 2018, compared to $133.8 million for the fiscal year ended January 31, 2017, an increase of $53.0 million, or 40%. Subscription services revenues were $164.9 million for the fiscal year ended January 31, 2018, compared to $117.8 million, or 88% of total revenues, for the fiscal years ended January 31, 2018 and 2017. This increase in absolute dollars was primarily due to the acquisition of new customers, the sale of additional users or modules to existing customers, and to a lesser extent, new revenues generated by the acquisitions completed during the fiscal year ended January 31, 2018. Professional services revenues were $21.9 million for the fiscal year ended January 31, 2018, compared to $16.0 million for the fiscal year ended January 31, 2017. This increase of $5.9 million, or 37%, was primarily due to an increase in customers and a favorable impact from the timing of completion of various projects for which revenue was recognized under the completed performance method of accounting. At January 31, 2018, we have fully recognized professional services revenue from contracts signed prior to October 31, 2016, for which revenue was recognized under the completed contract method.

Total revenues were $133.8 million for the fiscal year ended January 31, 2017 compared to $83.7 million for the fiscal year ended January 31, 2016, an increase of $50.1 million, or 60%. Subscription services revenues were $117.8 million, or 88% of total revenues, for the fiscal year ended January 31, 2017, compared to $75.7 million, or 90% of total revenues, for the fiscal year ended January 31, 2016. This increase was primarily due to the acquisition of new customers, an increase in average subscription revenue per customer and add-on subscription revenue from the sale of additional users or modules to existing customers. Professional services revenues were $16.0 million for the fiscal year ended January 31, 2017 compared to $8.0 million for the fiscal year ended January 31, 2016. This increase of $8.0 million, or 100%, was primarily due to an increase in the number of completed new-customer implementation projects. During the fourth quarter of the fiscal year ended January 31, 2017, we developed the ability to accurately estimate professional services costs on a project basis. As such, revenue for fixed-fee and other types of arrangements entered into after the third quarter of the fiscal year ended January 31, 2017 is recognized as services are performed under the proportional performance method of accounting. This change did not have a material impact on the revenues recognized during the fiscal year ended January 31, 2017 since it only has been applied prospectively to arrangements entered into during the fourth quarter of the fiscal year ended January 31, 2017.

Cost of Revenues

	For the year ended
	January 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
	(in thousands)
Subscription services	$36,481	$25,055	$16,804	46%	49%
Professional services and other	23,425	21,214	15,107	10%	40%
Total cost of revenues	$59,906	$46,269	$31,911	29%	45%

Cost of subscription services was $36.5 million for the fiscal year ended January 31, 2018, compared to $25.1 million for the fiscal year ended January 31, 2017, an increase of $11.4 million, or 46%. The increase in cost of subscription services was primarily due to an increase of $4.0 million in employee related expenses largely due to higher stock-based compensation costs, an increase of $2.4 million in hosting fees to accommodate customer growth, an increase of $2.3 million in amortization of capitalized software development costs and intangible assets due to acquisitions completed during the year, an increase of $2.7 million related to allocated facilities and other costs driven by our overall growth.

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

Cost of professional services was $23.4 million for the fiscal year ended January 31, 2018, compared to $21.2 million for the fiscal year ended January 31, 2017, an increase of $2.2 million, or 10%. The increase in cost of professional services was primarily due to an increase of $5.0 million in employee related expenses largely due to higher stock-based compensation costs, and an increase of $1.1 million related to allocated facilities and travel costs driven by our overall growth.  These increases were offset by a $3.9 million decrease in costs associated with work performed by subcontractors for engagements where we or our partner firms had contracted directly with the customer to perform the professional services.

Cost of professional services was $21.2 million for the fiscal year ended January 31, 2017, compared to $15.1 million for the fiscal year ended January 31, 2016, an increase of $6.1 million, or 40%. The increase in cost of professional services was primarily due to an increase of $3.3 million in employee compensation costs related to higher headcount, an increase of $1.8 million for work performed by subcontractors for engagements where we or our partner firms had contracted directly with the customer to perform the professional services, and an increase of $1.0 million related to travel expenses and allocated facilities costs driven by our overall growth.

Gross Profit

	For the year ended
	January 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
	(in thousands)
Gross profit	$126,874	$87,506	$51,767	45%	69%

Gross profit was $126.8 million for the fiscal year ended January 31, 2018, compared to $87.5 million for the fiscal year ended January 31, 2017, an increase of $39.3 million, or 45%. The increase in gross profit was primarily due to the acquisition of new customers, and the sale of new additional users or modules to existing customers, in addition and to a lesser extent, new revenues generated by the acquisitions completed during the fiscal year ended January 31, 2018.. In addition, professional services gross profit improved, driven by a favorable impact from the timing of completion of various projects for which revenue is recognized under the completed performance method of accounting. Gross margin percentage, defined as gross profit divided by total revenues, was 69% for the fiscal year ended January 31, 2018, compared to 65% for the fiscal year ended January 31, 2017.

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

Operating Expenses

Research and Development

	For the year ended
	January 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
	(in thousands)
Research and development	$44,536	$30,262	$22,767	47%	33%

Research and development expenses were $44.5 million for the fiscal year ended January 31, 2018, compared to $30.3 million for the fiscal year ended January 31, 2017, an increase of $14.2 million, or 47%. The increase was primarily due to an increase of $12.4 million in employee related expenses largely due to higher headcount and stock-based compensation costs, and an increase of $1.8 million related to allocated facilities, travel and other costs driven by our overall growth. We expect research and development expenses will continue to increase in absolute dollars in fiscal 2019 as we continue to invest in research and development activities.

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

Sales and Marketing

	For the year ended
	January 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
	(in thousands)
Sales and marketing	$88,722	$68,562	$54,713	29%	25%

Sales and marketing expenses were $88.7 million for the fiscal year ended January 31, 2018, compared to $68.6 million for the fiscal year ended January 31, 2017, an increase of $20.1 million, or 29%. The increase was primarily due to an increase of $15.4 million in employee related expenses largely due to higher headcount and stock-based compensation costs, an increase of $2.8 million in marketing, travel and event costs, an increase of $1.9 million related to allocated facilities costs and other costs driven by our overall growth. We expect sales and marketing expenses will continue to increase in absolute dollars in fiscal 2019 as we continue to expand our operations.

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

General and Administrative

	For the year ended
	January 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
	(in thousands)
General and administrative	$38,578	$24,106	$19,540	60%	23%

General and administrative expenses were $38.6 million for the fiscal year ended January 31, 2018, compared to $24.1 million for the fiscal year ended January 31, 2017, an increase of $14.5 million, or 60%. The increase was primarily due to an increase of $10.5 million in employee related expenses largely due to higher headcount and stock-based compensation costs, $3.4 million for professional and outside services due to the continued transition to being a public company, and an increase of $0.6 million related to allocated facilities costs, travel and other costs driven by our overall growth. We expect general and administrative expenses will continue to increase in absolute dollars in fiscal 2019 due to the growth of our company.

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

	For the year ended
	January 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
	(in thousands)
Other income (expense), net	$2,805	$(1,335)	$(568)	310%	135%

Other income, net, was $2.8 million for the fiscal year ended January 31, 2018, compared to a net expense of $1.3 million for the fiscal year ended January 31, 2017, an increase of $4.1 million, or 310%.  The increase in income was due to a $3.1 million in net currency gains, primarily driven by the strengthened British Pound and Euro during the period, and $1.0 million increase in interest income.

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

	For the year ended
	January 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
	(in thousands)
Provision for income taxes	$1,648	$848	$335	94%	153%

Provision for income taxes was $1.6 million for the fiscal year ended January 31, 2018, compared to $0.8 million for the year ended January 31, 2017, an increase of $0.8 million, or 94%.  This increase is driven by our increased tax expense primarily in foreign jurisdictions.

Provision for income taxes was $0.8 million for the fiscal year ended January 31, 2017, compared to $0.3 million for the year ended January 31, 2016, an increase of $0.5 million, or 153%.  This increase is driven by our increased tax expense primarily in foreign jurisdictions.

Liquidity and Capital Resources

As of January 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $412.9 million, including net proceeds from our convertible debt offering. Our cash equivalents are comprised primarily of bank deposits and money market funds. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months.

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

Operating Activities

Cash provided by operating activities of $19.8 million for the fiscal year ended January 31, 2018, was due to stock-based compensation of $29.7 million, depreciation and amortization, including deferred commissions, of $11.6 million, and a change in the working capital of $21.8 million, offset by a net loss of $43.8 million. The net change in operating assets and liabilities was primarily due to a favorable change from the deferred revenue balance of $36.1 million and accrued expenses and other liabilities of $7.1 million partially offset by the unfavorable change in accounts receivable of $10.7 million, deferred commissions of $5.7 million, accounts payable of $4.0 million and prepaid and other assets of $1.0 million.

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

Investing Activities

Cash used in investing activities for the fiscal year ended January 31, 2018, of $50.5 million was primarily related to the acquisitions of Trade Extensions and Simeno for $46.1 million and purchases of property and equipment of $4.5 million.

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

Financing Activities

Cash provided by financing activities for the fiscal year ended January 31, 2018, of $241.9 million, was primarily due to the net proceeds obtained from the issuance of the convertible notes net of issuance costs incurred and costs to purchase the capped call for approximately $200.4 million, cash raised in our follow-on common stock offering net of underwriting discount, commissions and offering costs  for $22.3 million and $19.3 million in proceeds from the exercise of stock options and issuance of our common stock under the stock purchase and stock option plans.

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

Off-Balance Sheet Arrangements

Through January 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

Our principal commitments and contractual obligations consist of our senior notes due in 2023, obligations under operating leases for office facilities and contractual purchase obligations for hosting services that support our business operations. The following table summarizes our non-cancelable contractual obligations as of January 31, 2018.

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Convertible Notes	$230,000	$—	$—	$230,000	$—
Aggregate interest obligation(1)	4,353	891	1,713	1,749	—
Operating lease obligations	37,007	6,175	12,767	11,984	6,081
Purchase obligations	6,000	6,000	—	—	—
Total contractual obligations	$277,360	$13,066	$14,480	$243,733	$6,081

(1)	Represents estimated aggregate interest obligations for our outstanding Convertible Notes that are payable in cash.

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

Professional Services Revenues

Professional services are generally sold on a fixed-fee or time-and-materials basis. Revenue for time-and-material arrangements is recognized as the services are performed. For fixed-fee and other types of arrangements, entered into prior to the fourth quarter of the fiscal year ended January 31, 2017, professional services revenue was generally deferred and recognized upon the completion of the project under the completed performance method of accounting. During the fourth quarter of the fiscal year ended January 31, 2017, we developed the ability to accurately estimate professional services costs on a project basis. As such, revenue for fixed-fee and other types of arrangements entered into after the third quarter of the fiscal year ended January 31, 2017 is recognized as services are performed under the proportional performance method of accounting. At January 31, 2018, we have fully recognized professional services revenue from contracts signed prior to October 31, 2016, for which revenue was recognized under the completed contract method.

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

Deferred Commissions

We capitalize commission costs that are incremental and directly related to the acquisition of customer contracts. Commissions are earned by sales personnel upon the execution of the sales contracts, and commission payments are generally made shortly after they are earned. Deferred commissions are amortized over the term of the related non-cancelable customer contract. We capitalized commission costs of $5.7 million and amortized $4.0 million during the fiscal year ended January 31, 2018. We capitalized commission costs of $4.5 million and amortized $4.0 million to expense during the fiscal year ended January 31, 2017. We capitalized commission costs of $5.4 million and amortized $2.8 million to expense during the fiscal year ended January 31, 2016.

Capitalized Software Development Costs

We capitalize certain development costs incurred in connection with software development for our cloud-based platform. Costs incurred in the preliminary stages of development are expensed as incurred.

Once software has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. These software development costs are recorded as part of property and equipment. Capitalized software development costs are amortized on a straight-line basis over the technology’s estimated useful life, which is generally two to three years. During the fiscal year ended January 31, 2018 we capitalized $3.8 million in software development costs. Amortization expense related to software development costs was approximately $3.9 million for the fiscal year ended January 31, 2018. We capitalized software development costs of $4.3 million and amortized $3.3 million to expense during the fiscal year ended January 31, 2017. We capitalized software development costs of $3.2 million and amortized $2.2 million to expense during the fiscal year ended January 31, 2016.

Costs incurred in the maintenance and minor upgrade and enhancement of Company’s software platform without adding additional functionality are expensed as incurred.

Stock-Based Compensation

Stock-based compensation expense is measured and recognized in the financial statements based on the fair value of the awards granted. The fair value of stock options and shares issued from our employee share purchase plan are estimated on the grant date using the Black-Scholes option-pricing model. The fair value of an RSU is measured using the fair value of our common stock on the date of the grant. The fair value of market-based awards is determined using a Monte Carlo simulation approach. Stock-based compensation expense is recognized over the requisite service periods of the awards, which is generally four years.

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
•

Expected Volatility. As we do not have an extensive trading history for our common stock, the expected volatility for our common stock has been estimated by taking the historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option awards. Industry peers consist of several public companies in our industry.

•	Dividend Rate. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. As a result, we use a dividend rate of zero.

In the first quarter of the year ended January 31, 2018, we changed our accounting policy for share-based compensation to recognize forfeitures as they occur, as permitted by ASU 2016-09. Refer to Note 2 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding the adoption of this standard.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

Business Combinations and Valuation of Goodwill and Other Acquired Intangible Assets and Assumed Liabilities

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

We review goodwill for impairment annually during the fourth quarter or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of January 31, 2018, no impairment of goodwill has been identified.

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

Convertible Notes

We account for the issued Convertible Notes as separate liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. We allocated issuance costs incurred to the liability and equity components. Issuance costs attributable to the liability component are being amortized to expense over the respective term of the Convertible Notes, and issuance costs attributable to the equity component were netted with the respective equity component in Additional paid-in capital.

Income Taxes

We account for income taxes under the asset and liability method. We record deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.

We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more likely than not that the position will be sustained upon examination. We recognize potential accrued interest and penalties associated with unrecognized tax positions within our global operations in income tax expense.

The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

In connection with the initial analysis of the impact of the Tax Act, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The remeasurement of our deferred tax balance was offset by application of our valuation allowance. We have calculated our best estimate of the impact of the Tax Act in the year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. Based on our preliminary calculation, the effects of the transition tax have been offset by our available tax credits in the United States. As we complete the analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to our initial assessment. Pursuant to Staff Accounting Bulletin No. 118, adjustments to the provisional amounts recorded by us as of January 31, 2018 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.

Recent Accounting Pronouncements

Refer to Note 2, “Significant Accounting Policies” in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for analysis of recent accounting pronouncements that are applicable to our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British Pound Sterling. Due to the relative size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We performed a sensitivity analysis as of January 31, 2018 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate $3.1 million impact on our current year net loss. We expect our international operations to continue to grow in the near term and we are continually monitoring the foreign currency exposure to determine when we should begin a hedging program. The substantial majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.

Market Risk and Market Interest Risk

In January 2018, we issued $230 million aggregate principal amount of 0.375% convertible senior notes due 2023. Our Convertible Notes have fixed annual interest rates at 0.375% and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the values of the Convertible Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

Our exposure to interest rate risk also is related to our interest-bearing assets, primarily our cash and cash equivalent. Fluctuations in interest rates impact the yield of the investment. A hypothetical 100 basis points increase in interest rates would have impacted interest income by $2.0 million for the year ended January 31, 2018 and $0.7 million for the year ended January 31, 2017.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary financial information required by this Item 8 are included in our consolidated financial statements and notes and are set forth in the pages indicated in Part IV, Item 15(a) of this Annual Report on Form 10‑K and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of January 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b)	Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. We have excluded from our evaluation of the internal control over financial reporting current year acquisitions, all of which are included in the January 31, 2018 consolidated financial statements and constituted collectively less than 5% of total assets and 5% of total revenues for the year ended January 31, 2018. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective at the end of fiscal 2018.

The effectiveness of our internal control over financial reporting at the end of fiscal 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

c)	Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

d)	Inherent Limitations on Effectiveness of Controls.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item will be set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2018 (Proxy Statement) and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents Filed with Report

(1) Financial Statements.

(2) Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

	Balance as of beginning of year	Additions	Deductions	Balance as of end of year
Year ended January 31, 2018
Allowance for doubtful accounts	$672	$105	$(768)	$9
Year ended January 31, 2017
Allowance for doubtful accounts	$115	$562	$(5)	$672
Year ended January 31, 2016
Allowance for doubtful accounts	$189	$126	$(200)	$115

(3) Exhibits.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Share purchase agreement dated April 7, 2017.	8-K	001-37901	2.1	4/7/2017

3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-Q	001-37901	3.1	12/9/2016

3.2	Amended and Restated Bylaws of Registrant.	10-Q	001-37901	3.2	12/9/2016

4.1	Amended and Restated Investors’ Rights Agreement, dated May 26, 2015, by and among the Registrant and the parties thereto.	S-1	333-213546	4.1	9/8/2016

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.2	Waiver of Notice and Registration Rights and Amendment to Amended and Restated Investors Rights Agreement.	S-1/A	333-217105	4.1.2	4/10/2017

4.3	Indenture dated as of January 17, 2018, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-37901	4.1	1/18/2018

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-213546	10.1	9/23/2016

10.2*	2006 Stock Plan, as amended, and forms of agreements thereunder.	S-1/A	333-213546	10.2	9/23/2016

10.3*	Registrant’s 2016 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-213546	10.3	9/23/2016

10.4*	Registrant’s 2016 Employee Stock Purchase Plan and form of Participation Agreement thereunder.	S-1/A	333-213546	10.4	10/4/2016

10.5*	Incentive Bonus Plan.	S-1	333-213546	10.5	9/8/2016

10.6*	Offer Letter, dated May 19, 2016, and Severance and Change in Control Agreement, between the Registrant and Robert Bernshteyn.	S-1	333-213546	10.6	9/8/2016

10.7*	Offer Letter, dated May 19, 2016, and Severance and Change in Control Agreement, between the Registrant and Todd Ford.	S-1	333-213546	10.8	9/8/2016

10.8*	Offer Letter, dated May 19, 2016, and Severance and Change in Control Agreement, between the Registrant and Ravi Thakur.	S-1	333-213546	10.9	9/8/2016

10.9*	Offer Letter, dated August 25, 2016, between the Registrant and Steven Winter.	S-1	333-231546	10.10	9/8/2016

10.10	Lease Agreement, dated March 20, 2014, among the Registrant and Crossroads Associates and Clocktower Associates, as amended.	S-1	333-213546	10.11	9/8/2016

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.10.1	Third Amendment, dated May 1, 2017, to the Lease Agreement by and between the Registrant and BCSP Crossroads Property LLC.	10-Q	001-37901	10.1	9/8/2017
10.11*	Compensation Program for Non-Employee Directors.	S-1/A	333-213546	10.12	9/23/2016

10.12	Form of Base Capped Call Confirmation.	8-K	001-37901	99.1	1/18/2018

10.13	Form of Additional Capped Call Confirmation.	8-K	001-37901	99.2	1/18/2018

10.14	Form of Director Confidentiality Agreement.					X

21.1	List of Subsidiaries of Registrant.	S-1	333-213546	21.1	9/8/2016

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
*	Indicates a management contract or compensatory plan.

(b) Exhibits: See Item 15(a)(3), above.

(c) Financial Statement Schedules: See Item 15(a)(2), above.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coupa Software Incorporated

Date: March 28, 2018	By:	/s/ Robert Bernshteyn
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

Name	Title	Date

/s/ Robert Bernshteyn	Chief Executive Officer and Director	March 28, 2018
Robert Bernshteyn	(Principal Executive Officer)

/s/ Todd Ford	Chief Financial Officer	March 28, 2018
Todd Ford	(Principal Financial Officer)

/s/ Anthony Tiscornia	VP Finance	March 28, 2018
Anthony Tiscornia	(Principal Accounting Officer)

/s/ Leslie Campbell	Director	March 28, 2018
Leslie Campbell

/s/ Roger Siboni	Director	March 28, 2018
Roger Siboni

/s/ Tayloe Stansbury	Director	March 28, 2018
Tayloe Stansbury

/s/ Scott Thompson	Director	March 28, 2018
Scott Thompson

/s/ Frank van Veenendaal	Director	March 28, 2018
Frank van Veenendaal

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Coupa Software Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coupa Software Incorporated (the Company) as of January 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Jose, California

March 28, 2018

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors and of Coupa Software Incorporated

Opinion on Internal Control over Financial Reporting

We have audited Coupa Software Incorporated’s internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Coupa Software Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls over current year acquisitions, which are included in the 2018 consolidated financial statements of the Company and collectively constituted less than 5% of total assets as of January 31, 2018, and less than 5% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting over current year acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated March 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Jose, California

March 28, 2018

COUPA SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of January 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$412,903	$201,721
Accounts receivable, net of allowances	61,366	47,614
Prepaid expenses and other current assets	10,952	9,150
Deferred commissions, current portion	3,756	3,091
Total current assets	488,977	261,576
Property and equipment, net	5,186	4,642
Deferred commissions, net of current portion	3,896	2,895
Goodwill	44,410	6,306
Intangible assets, net	20,020	5,848
Other assets	9,961	2,597
Total assets	$572,450	$283,864
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,342	$1,175
Accrued expenses and other current liabilities	26,643	17,490
Deferred revenue, current portion	125,714	89,872
Total current liabilities	153,699	108,537
Convertible senior notes, net (Note 8)	163,010	—
Deferred revenue, net of current portion	2,316	968
Other liabilities	12,880	467
Total liabilities	331,905	109,972
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 and zero shares authorized at January 31, 2018 and 2017; zero shares issued and outstanding at January 31, 2018 and 2017	—	—
Common stock, $0.0001 par value per share; 625,000,000 and 225,000,000 shares authorized at January 31, 2018 and January 31, 2017; 55,712,342 and 50,251,541 shares issued and outstanding as of January 31, 2018 and January 31, 2017, respectively	6	5
Additional paid-in capital	445,318	334,363
Accumulated other comprehensive loss	(298)	—
Accumulated deficit	(204,481)	(160,476)
Total stockholders’ equity	240,545	173,892
Total liabilities and stockholders’ equity	$572,450	$283,864

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the year ended
	January 31,
	2018	2017	2016
Revenues:
Subscription services	$164,865	$117,788	$75,667
Professional services and other	21,915	15,987	8,011
Total revenues	186,780	133,775	83,678
Cost of revenues:
Subscription services	36,481	25,055	16,804
Professional services and other	23,425	21,214	15,107
Total cost of revenues	59,906	46,269	31,911
Gross profit	126,874	87,506	51,767
Operating expenses:
Research and development	44,536	30,262	22,767
Sales and marketing	88,722	68,562	54,713
General and administrative	38,578	24,106	19,540
Total operating expenses	171,836	122,930	97,020
Loss from operations	(44,962)	(35,424)	(45,253)
Other income (expense), net	2,805	(1,335)	(568)
Loss before provision for income taxes	(42,157)	(36,759)	(45,821)
Provision for income taxes	1,648	848	335
Net loss	$(43,805)	$(37,607)	$(46,156)
Net loss per share attributable to common stockholders, basic and diluted	$(0.83)	$(1.88)	$(9.81)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	52,999	19,988	4,704

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the year ended
	January 31,
	2018	2017	2016
Net loss	$(43,805)	$(37,607)	$(46,156)
Other comprehensive loss in relation to defined benefit plans, net of tax	(298)	—	—
Comprehensive loss	$(44,103)	$(37,607)	$(46,156)

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at January 31, 2015	28,487,570	$88,444	4,203,646	$1	$4,143	$—	$(76,713)	$(72,569)
Issuance of Series G convertible preferred stock, net of issuance costs of $4,269	4,783,762	75,731	—	—	—	—	—	—
Exercise of Series E preferred stock warrants	160,523	775	—	—	—	—	—	—
Issuance of common stock for acquisitions	—	—	314,386	—	1,269	—	—	1,269
Exercise of stock options	—	—	1,240,306	—	477	—	—	477
Vesting of early exercised stock options	—	—	—	—	142	—	—	142
Stock-based compensation expense	—	—	—	—	10,598	—	—	10,598
Net loss	—	—	—	—	—	—	(46,156)	(46,156)
Balance at January 31, 2016	33,431,855	164,950	5,758,338	1	16,629	—	(122,869)	(106,239)
Initial public offering, net of issuance costs of $5,344	—	—	8,510,000	1	137,112	—	—	137,113
Conversion of preferred stock	(33,431,855)	(164,950)	34,610,979	3	164,947	—	—	164,950
Issuance of common stock for acquisitions	—	—	150,545	—	2,357	—	—	2,357
Exercise of Series E preferred stock warrants	—	—	36,971	—	924	—	—	924
Exercise of stock options	—	—	1,184,708	—	2,186	—	—	2,186
Vesting of early exercised stock options	—	—	—	—	606	—	—	606
Stock-based compensation expense	—	—	—	—	9,551	—	—	9,551
Excess income tax benefit	—	—	—	—	51	—	—	51
Net loss	—	—	—	—	—	—	(37,607)	(37,607)
Balance at January 31, 2017	—	—	50,251,541	5	334,363	—	(160,476)	173,892
Secondary offering, net of issuance costs of $816	—	—	959,618	—	22,263	—	—	22,263
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	60,470	—	—	60,470
Purchase of capped calls	—	—	—	—	(23,322)	—	—	(23,322)
Issuance of common stock for acquisitions	—	—	369,733	—	—	—	—	—
Issuance of common stock for employee share purchase plan	—	—	441,124	—	6,824	—	—	6,824
Exercise of stock options	—	—	3,399,499	1	12,498	—	—	12,499
Vesting of early exercised stock options	—	—	—	—	2,219	—	—	2,219
Stock-based compensation expense	—	—	—	—	29,803	—	—	29,803
Vested restricted stock units	—	—	290,827	—	—	—	—	—
Cumulative effect adjustment for ASU 2016-09 adoption (Note 2)	—	—	—	—	200	—	(200)	—
Defined benefit plans	—	—	—	—	—	(298)	—	(298)
Net loss	—	—	—	—	—	—	(43,805)	(43,805)
Balance at January 31, 2018	—	$—	55,712,342	$6	$445,318	$(298)	$(204,481)	$240,545

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended
	January 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(43,805)	$(37,607)	$(46,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,562	4,575	2,758
Amortization of deferred commissions	4,001	4,004	2,834
Amortization of debt discount and issuance costs	459	—	—
Stock-based compensation	29,694	9,452	10,568
Change in fair value of preferred stock warrant liability	—	627	190
Other non-cash items	41	355	—
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	(10,710)	(20,041)	(8,314)
Prepaid expenses and other current assets	(390)	(4,600)	(1,289)
Other assets	(602)	(1,136)	(2,006)
Deferred commissions	(5,667)	(4,468)	(5,384)
Accounts payable	(4,005)	224	(121)
Accrued expenses and other liabilities	7,120	1,772	696
Deferred revenue	36,072	25,888	24,155
Net cash provided by (used in) operating activities	19,770	(20,955)	(22,069)
Cash flows from investing activities
Acquisitions, net of cash acquired	(46,075)	(6,750)	(1,426)
Purchase of property and equipment	(4,488)	(4,491)	(3,868)
Increase in restricted cash	34	—	—
Net cash used in investing activities	(50,529)	(11,241)	(5,294)
Cash flows from financing activities
Proceeds from issuance of senior convertible notes, net of issuance costs	223,675	—	—
Purchase of capped calls	(23,322)	—	—
Proceeds from issuance of common stock, net of underwriting discounts, commissions and offering costs	22,264	137,216	(64)
Proceeds from the exercise of common stock options	12,500	4,252	1,570
Excess tax benefit from stock-based compensation	—	51	—
Proceeds from issuance of common stock under the employee stock purchase plan	6,824	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	75,731
Proceeds from the exercise of preferred stock warrants	—	50	500
Net cash provided by financing activities	241,941	141,569	77,737
Net increase in cash and cash equivalents	211,182	109,373	50,374
Cash and cash equivalents at beginning of period	201,721	92,348	41,974
Cash and cash equivalents at end of period	$412,903	$201,721	$92,348
Supplemental disclosure of cash flow data
Cash paid for income taxes	$1,314	$390	$17
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in connection with acquisitions	$—	$2,357	$1,269
Vesting of early exercised stock options	$2,219	$606	$142
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$70	$84	$184
Conversion of convertible preferred stock to common stock	$—	$164,950	$—
Offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$—	$1,254

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

The Company

Coupa Software Incorporated (the “Company”) was incorporated in the state of Delaware in 2006. The Company provides a comprehensive, cloud-based business spend management (or BSM) platform that provide greater visibility into and control over how companies spend money. The BSM platform enables businesses to achieve savings that drive profitability. The Company is based in San Mateo, California.

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

Follow-On Offering

In April 2017, the Company closed a follow-on offering (the “Offering”), in which it issued and sold 959,618 shares of common stock inclusive of the underwriters’ option to purchase additional shares, which was exercised in full.  The price per share to the public was $25.25.  The Company received aggregate proceeds of $24.0 million from the Offering, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $0.8 million and inclusive of approximately $1.0 million received from selling stockholders due to the exercise of 244,387 options at an average per share exercise price of $3.93.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including, but not limited to, the valuation of accounts receivable, the lives of tangible and intangible assets and the recoverability or impairment of tangible and intangible assets, including goodwill, stock-based compensation, revenue recognition, the valuation of acquired assets and liabilities assumed, convertible senior notes fair value, and provisions for income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the U.S. dollar. Foreign currency transaction gains and losses are included in the consolidated statements of operations for the period in other expense, net. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenues and expenses are translated at the transaction spot rate. For the years ended January 31, 2018, 2017 and 2016, realized foreign currency transaction gains and losses were comprised of a net gain of $292,000, and net losses of $638,000 and $789,000, respectively.

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

The Company serves customers and users from data center facilities, generally operated by a single third party, and located across various different physical locations, such as the U.S., Europe and Asia-Pacific.. The Company has internal procedures to restore services in the event of disasters at the current data center facilities. Even with these procedures for disaster recovery in place, cloud applications could be significantly interrupted during the procedures to restore services.

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

No customer balance comprised 10% or more of total accounts receivable at January 31, 2018 or 2017.

During the years ended January 31, 2018, 2017 and 2016, revenues by geographic area, based on billing addresses of the customers, was as follows:

	For the year ended
	January 31,
	2018	2017	2016
United States	$121,440	$90,449	$60,411
Foreign countries	65,340	43,326	23,267
Total revenues	$186,780	$133,775	$83,678

No single foreign country represented more than 10% of the Company’s revenues in any period.

Additionally, no single customer represented more than 10% of the Company’s revenues in any period.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, trade receivables, accounts payable, accrued liabilities and preferred stock warrants. Cash and cash equivalents are reported at fair value. The recorded carrying amount of trade receivables, accounts payable, and accrued liabilities approximates their fair value due to their short-term nature.

The Company carries convertible senior notes at face value less unamortized debt discount and issuance costs on its consolidated balance sheet, and it presents the fair value of the convertible senior notes for disclosure purposes only.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of less than three months from the date of purchase to be cash equivalents. The Company’s cash and cash equivalents consist of monies held in bank demand deposits and money market funds and are presented at fair market value based on quoted market prices.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the normal course of business, and does not require cash collateral or other security to support the collection of customer receivables. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, historical experience, and communications with customers, and provides a reserve when needed. Accounts receivable are written off when deemed uncollectible. The allowance for doubtful accounts was $9,000 and $672,000 at January 31, 2018 and 2017, respectively.

Deferred Commissions

The Company capitalizes commission costs that can be associated specifically with a non-cancelable subscription contract. Commissions are earned by sales personnel upon the execution of the sales contract by the customer, and commission payments are made shortly after they are earned. Deferred commissions are amortized over the term of the related non-cancelable customer contract. The Company capitalized commission costs of $5.7 million, $4.5 million and $5.4 million and amortized $4.0 million, $4.0 million and $2.8 million to sales and marketing expense in the accompanying consolidated statements of operations during the years ended January 31, 2018, 2017 and 2016, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation related costs incurred for the maintenance and bug fixing of the Company’s software platform, as well as planning, predevelopment and post implementation costs associated with the development of enhancements to the Company’s software platform.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense totaled $1.6 million, $446,000 and $1.7 million for the years ended January 31, 2018, 2017 and 2016, respectively.

Capitalized Software Development Costs

The Company capitalizes certain development costs incurred in connection with software development for its cloud-based platform. Costs incurred in the preliminary stages of development are expensed as incurred. Once the software has reached the development stage, internal and external costs, if direct and incurred for adding incremental functionality to the Company’s platform, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. These software development costs are recorded as part of property and equipment.

Capitalized software development costs are amortized on a straight-line basis to cost of revenues—subscription services over the technology’s estimated useful life, which is generally two to three years. During the years ended January 31, 2018, 2017 and 2016, the Company capitalized $4.2 million, $4.3 million and $3.2 million, respectively, in software development costs.

Costs incurred in the maintenance and minor upgrade and enhancement of the Company’s software platform without adding additional functionality are expensed as incurred.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Furniture and equipment is amortized over an estimated useful life of three to five years. Leasehold improvements are amortized over the shorter of their useful life, estimated at five years, or the remaining term of the lease. Upon retirement or sale of assets, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statement of operations. Maintenance and repair costs are expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill is the excess of costs over fair value of net assets of the business acquired. Goodwill and other intangible assets acquired that are determined to have an indefinite useful life are not amortized but are tested for impairment at least annually.

Other intangible assets, which includes acquired developed technology, customer relationships, and trademarks are recorded at fair value, net of accumulated amortization, and are amortized using the straight-line method. Other intangible assets also includes in-process research and development which will begin to be amortized upon project completion.  The Company assesses the impairment of long-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Professional Services Revenues

Professional services are generally sold on a fixed-fee or time-and-materials basis. Revenue for time-and-material arrangements is recognized as the services are performed. For fixed‑fee and other types of arrangements entered into prior to the fourth quarter of the fiscal year ended January 31, 2017, professional services revenue was generally deferred and recognized upon the completion of the project under the completed performance method of accounting. During the fourth quarter of the fiscal year ended January 31, 2017, the Company developed the ability to accurately estimate professional services costs on a project basis. As such, revenue for fixed‑fee and other types of arrangements entered into after the third quarter of the fiscal year ended January 31, 2017 is recognized as services are performed under the proportional performance method of accounting. At January 31, 2018, we have fully recognized professional services revenue from contracts signed prior to October 31, 2016, for which revenue was recognized under the completed contract method.

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

When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified units of accounting based on the relative selling price of each unit of accounting. Such multiple deliverable arrangement accounting guidance provides a hierarchy when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (“VSOE”) of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (“TPE”) of selling price is used to establish the selling price if it exists. VSOE and TPE do not currently exist for any of the Company’s deliverables. Accordingly, for arrangements with multiple deliverables that can be separated into different units of accounting, the relative selling price of each unit of accounting is based on best estimate of selling price (“BESP”).

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

Cost of Professional Services Revenue

Cost of professional services revenue consist primarily of personnel costs directly associated with deployment of the Company’s solution, including salaries, benefits, bonuses and stock-based compensation, cost of subcontractors, travel costs and allocated overhead.

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancellable contracts that have not yet been billed.

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

The Company uses the Black-Scholes option pricing model to value its options at the date of grant based on certain assumptions. The Company recognizes stock-based compensation expense for grants that vest based on only a service condition using the straight-line single-option approach. The Company recognizes stock-based compensation expense related to shares issued pursuant to its 2016 Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the offering period, which is 24 months.

For RSUs granted following its IPO, the Company generally recognizes stock-based compensation using the straight-line method as the awards only contain a service condition. The fair value of an RSU is measured using the fair value of the Company’s common stock on the date of the grant.

The Company recognizes stock-based compensation expense from market-based awards using the graded-vesting method. The fair value of such awards is determined using a Monte Carlo simulation approach.

The Company records stock-based compensation expense from stock-based awards granted to non-employees at the estimated fair value of the awards upon vesting. The Company values options granted to non-employees using the Black-Scholes option pricing model. These awards are remeasured over their term until vested, exercised, cancelled or expired.

The Company recognizes stock-based compensation expense based on actual forfeitures.

Convertible Senior Notes

The Company accounts for the issued Convertible Senior Notes (“Convertible Notes”) as separate liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The Company has allocated issuance costs incurred to the liability and equity components. Issuance costs attributable to the liability component are being amortized to expense over the respective term of the Convertible Notes, and issuance costs attributable to the equity components were netted with the respective equity component in additional paid in capital.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss represents net deferred gains and losses and prior service costs and credits for defined benefit pension plans.

Recent Accounting Guidance

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payments, including allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur and immediate recognition of excess tax benefits in the income statement. The Company adopted ASU 2016-09 in the first quarter of fiscal 2018 and elected to account for forfeitures as they occur in calculating compensation costs. Also as a result of this adoption, the Company recorded a $6.7 million cumulative-effect decrease in accumulated deficit and an offsetting increase in deferred tax assets for previously unrecognized excess tax benefits that existed as of January 31, 2017. The realization of these deferred tax assets is not more likely than not to be achieved, and therefore, the Company recorded a $6.7 million valuation allowance against these deferred tax assets with an offsetting increase in accumulated deficit. The Company recorded $200,000 of additional paid-in capital for the differential between the amount of compensation cost previously recorded and the amount that would have been recorded without estimating forfeitures.

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

The primary impact of the new standard on the Company is from the removal of the current limitation on contingent revenue. In addition, commissions accounting under the new standard is significantly different than the Company’s current capitalization policy. The new standard results in additional types of costs that will be capitalized and amounts that will be amortized over a period longer than the Company’s current policy of amortizing the deferred amounts over the specific revenue contract-terms. Specifically, incremental contract costs will be deferred and amortized over an estimated customer life of five years, which is calculated based on quantitative and qualitative factors.

The new standard also requires incremental disclosures including information about the remaining transaction price and when the Company expects to recognize revenue which will begin in the filing of the first quarter Form 10-Q for the year ending January 31, 2019.

The Company has implemented control activities related to the adoption of the new standard, particularly related to evaluating the impact of the standard on the Company’s revenue recognition policies, the determination of average customer life, and the new disclosure requirements, and did not require the implementation of new information technology systems.

The Company is finalizing its analysis and the adoption of this guidance is expected to result in a reduction of approximately $2 million of deferred revenue from the consolidated balance sheet upon adoption.  The Company also expects to capitalize between $10 million and $12 million of additional contract costs (e.g., deferred commissions).  The Company does not expect the adoption of ASU No. 2014-09 to have any impact on its operating cash flow.

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

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16"). ASU 2016-16 requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will adopt this standard on February 1, 2018. As of January 31, 2018, the Company has an aggregate prepaid tax asset of $5.6 million recorded in prepayments and other current assets and other long-term assets, which represents tax expense that was deferred in accordance with current GAAP. At adoption, the Company will recognize the unamortized portion of the deferred tax charge through a cumulative-effect adjustment to the accumulated deficit.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires an entity to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows, and an entity will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt this standard on February 1, 2018 and does not expect the adoption of this standard to have a material effect on its consolidated statement of cash flows.

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

Note 3. Business Combinations

Acquisitions in Fiscal Year Ended January 31, 2018

Simeno Holdings AG

On December 1, 2017, the Company acquired all of the issued and outstanding capital stock held by of Simeno Holdings AG (“Simeno”), a Switzerland based cross-catalog search and catalog management company.

The acquisition was accounted for as a business combination and, accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. The total purchase consideration was $8.7 million in cash, of which $1.5 million is being held until the second anniversary after closing of the acquisition. In addition, the Company issued 221,257 shares of common stock to the selling shareholder of Simeno and this stock is subject to service vesting conditions including continued employment with the Company and all of these shares were unvested at January 31, 2018. The value assigned to the common stock issued will be recorded as post-acquisition compensation expense and has been excluded from the purchase consideration.

The major classes of assets and liabilities to which the Company has allocated the fair value of purchase consideration were as follows: (in thousands):

December 1, 2017
Cash and cash equivalents	$747
Accounts receivable	1,912
Intangible assets	3,820
Other assets	331
Deferred tax assets, net	285
Goodwill	7,264
Accounts payable and other liabilities	(1,405)
Pension plan obligation	(4,226)
Total consideration	$8,728

The Company continues to collect information and reevaluate the estimates and assumptions and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Simeno and is not expected to be deductible for income tax purposes.  The Company determined the fair values of intangible assets acquired and liabilities assumed with the assistance of third party valuation consultants. Based on this valuation, the intangible assets acquired are (in thousands):

	Fair Value	Useful life (in Years)
Developed technology	$2,300	4
Customer relationships	1,520	4
Total intangible assets	$3,820

Simeno maintained a pension plan covering employees in Switzerland pursuant to the requirements of Swiss pension law, which has been assumed by the Company upon the completion of the acquisition. The pension plan is accounted for as defined benefit pension plan, which requires the Company to recognize the underfunded status of the plan as a liability in the consolidated balance sheets and changes in the funded status of defined benefit pension plan through other comprehensive income (loss). As of the acquisition date in December 2017, the Company recorded net liabilities of $4.2 million on its consolidated balance sheet in connection with this pension plan. The changes in the funded status of the defined benefit plan for the period from acquisition date to January 31, 2018 was not material.

The Company incurred costs related to this acquisition of approximately $445,000 during the year ended January 31, 2018. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.

The revenue and earnings of Simeno have been included in the Company’s results since the acquisition date and are not material to the Company’s consolidated financial results. Pro forma results of operations for this acquisition have not been presented as the financial impact to the Company’s consolidated financial statements would be immaterial.

Trade Extensions TradeExt AB

On May 3, 2017, the Company acquired substantially all of the issued and outstanding capital stock held by shareholders of Trade Extensions TradeExt AB (“Trade Extensions”), a Swedish corporation. The acquisition enabled the Company to broaden its cloud platform for business spend, particularly in the area of strategic sourcing.

Upon the closing of the acquisition, the Company paid aggregate consideration of approximately $40.9 million in cash, of which $7.2 million is being held in escrow for 18 months after the transaction closing date. In addition, approximately $4.1 million in the form of 148,476 shares of the Company’s common stock was issued to certain key employees of Trade Extensions, which stock is subject to service vesting conditions including continued employment with the Company and were unvested at January 31, 2018. The value assigned to the common stock issued will be recorded as post-acquisition compensation expense and has been excluded from the purchase consideration.

The major classes of assets and liabilities to which the Company has allocated the fair value of purchase consideration were as follows: (in thousands):

May 3, 2017
Cash and cash equivalents	$2,016
Accounts receivable	1,172
Intangible assets	12,960
Other assets	2,086
Goodwill	30,840
Accounts payable and other liabilities	(8,125)
Total consideration	$40,949

Other assets include indemnification assets totaling $1.4 million due to assumed liability for which the seller is responsible.  The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Trade Extensions and is not expected to be deductible for income tax purposes.  The Company determined the fair values of intangible assets acquired with the assistance of third party valuation consultants. Based on this valuation, the intangible assets acquired are (in thousands):

	Fair Value	Useful life (in Years)
Developed technology	$9,700	7
Customer relationships	3,100	5
Trademarks	160	1
Total intangible assets	$12,960

The Company incurred costs related to this acquisition of approximately $526,000 during the year ended January 31, 2018. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.

The revenue and earnings of Trade Extensions have been included in the Company’s results since the acquisition date and are not material to the Company’s consolidated financial results. Pro forma results of operations for this acquisition have not been presented as the financial impact to the Company’s consolidated financial statements would be immaterial.

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

The acquisition of Spend360 was accounted for in accordance with the acquisition method of accounting for business combinations with Coupa as the accounting acquiror. Under the acquisition method of accounting, the total purchase consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, using information currently available to us.

The Company expensed the related acquisition costs of $366,000 in general and administrative expenses in the accompanying consolidated statement of operations. Allocation of the purchase price of $10.1 million is as follows (in thousands):

Amount
Intangible assets	$5,431
Deferred revenue	(26)
Goodwill	4,701
Total purchase price allocation	$10,106

Intangible assets consist of developed technology. The estimated useful life of the developed technology is five years. The value of developed technology was estimated using the replacement cost method. The purchase price exceeded the fair value of identifiable intangible asset acquired, resulting in the recognition of goodwill. Goodwill is primarily attributable to expected synergies in the Company’s subscription offerings and cross-selling opportunities and is deductible for tax purposes.

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

Pro forma results of operations have not been presented because the acquisition was not material to the Company’s results of operations.

Note 4. Goodwill and Other Intangible Assets

Goodwill

The following table represents the changes in goodwill (in thousands):

Balance at January 31, 2016	$1,605
Additions from acquisitions	4,701
Balance at January 31, 2017	6,306
Additions from acquisitions	38,104
Balance at January 31, 2018	$44,410

Other Intangible Assets

The following table summarizes the other intangible asset balances (in thousands):

	As of January 31,
	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$19,385	$(4,153)	$15,232	$7,210	$(1,393)	$5,817
Customer relationships	4,694	(597)	4,097	74	(43)	31
Trademarks	160	(119)	41	—	—	—
In-process research and development	650	—	650	—	—	—
Total other intangible assets	$24,889	$(4,869)	$20,020	$7,284	$(1,436)	$5,848

Amortization expense related to other intangible assets was approximately $3.4 million, $952,000 and $387,000 for the years ended January 31, 2018, 2017 and 2016, respectively.

As of January 31, 2018, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2019	$4,177
2020	4,066
2021	4,047
2022	3,791
2023	1,546
Thereafter	1,743
Total	$19,370

The Company, which has one reporting unit, performed an annual test for goodwill impairment and determined that goodwill was not impaired. In addition, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the Company’s annual assessment. Furthermore, no events or changes in circumstances have occurred to suggest that the carrying amounts for any of the Company’s long-lived assets or identifiable intangible assets may be non-recoverable. As such, the Company was not required to reevaluate the recoverability of its long-lived assets.

Note 5. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	As of January 31,
	2018	2017
Furniture and equipment	$1,897	$1,415
Software development costs	16,574	12,376
Leasehold improvements	557	458
Construction in progress	149	—
Total property and equipment	19,177	14,249
Less: accumulated depreciation and amortization	(13,991)	(9,607)
Property and equipment, net	$5,186	$4,642

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $532,000, $432,000 and $256,000 for the years ended January 31, 2018, 2017 and 2016, respectively.  Amortization expense related to software development costs was approximately $3.9 million, $3.3 million and $2.2 million for the years ended January 31, 2018, 2017 and 2016, respectively.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2018 and 2017 (in thousands):

January 31, 2018	Level 1	Level 2	Level 3	Total
Money market funds(1)	$389,357	$—	$—	$389,357
January 31, 2017
Money market funds(1)	$178,245	$—	$—	$178,245

(1)	Included in cash and cash equivalents

The fair value of the Convertible Notes was $162.6 million on issuance which approximates its value as at January 31, 2018.  The fair value was determined based on relevant market information. The Company carries the convertible senior notes at face value less unamortized discount on its consolidated balance sheet, and presents the fair value for required disclosure purposes only. For further information on the Convertible Notes see Note 8.

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	January 31,
	2018	2017
Accrued compensation	$11,606	$6,750
Accrued other current liabilities	15,037	10,740
Total accrued expenses and other current Liabilities	$26,643	$17,490

Included in the accrued compensation liability caption for the year ended January 31, 2018, the Company had accrued $3.2 million of employee stock purchase plan contributions received. For further information on the Company’s employee stock purchase plan see Note 10.

Note 8. Convertible Senior Notes

In January 2018, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with certain counterparties relating to the Company’s sale of $230.0 million aggregate principle amount of its 0.375% Convertible Senior Notes  due 2023 (the “Convertible Notes”) to the counterparties in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale by the Initial Purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Convertible Notes consisted of a $200.0 million initial placement and an overallotment option that provided the initial purchasers of the Convertible Notes with the option to purchase an additional $30.0 million of the Convertible Notes, which was exercised in full by the counterparties prior to the Convertible Notes issuance. On January 17, 2018, for a total of $230.0 million, the Convertible Notes were issued in accordance with an Indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee.

The net proceeds from the issuance of the Convertible Notes are $200.4 million, net of debt issuance costs, including the underwriting discount and the cash used to purchase the capped call, discussed below.

The Convertible Notes are senior, unsecured obligations of the Company, and interest is payable semi-annually in cash at a rate of 0.375% per annum on January 15 and July 15 of each year, beginning on July 15, 2018. The Convertible Notes will mature on January 15, 2023 unless redeemed, repurchased or converted prior to such date. Prior to the close of business on the business day immediately preceding October 15, 2022, the Convertible Notes are convertible at the option of holders during certain periods, upon satisfaction of certain conditions. On or after October 15, 2022, the Convertible Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Convertible Notes will have an initial conversion rate of 22.4685 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $44.5068 per share of its common stock). The conversion rate is subject to customary adjustments for certain events as described in the Indenture. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. It is the Company’s current intent to settle conversions of the Convertible Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.

Holders may convert their Convertible Notes, at their option, prior to the close of business on the business day immediately preceding October 15, 2022, in multiples of $1,000 principal amount, only under the following circumstances:

•

during any fiscal quarter commencing after the fiscal quarter ending on April 30, 2018 (and only during such fiscal quarter), if the last reported sale price of its common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on each such trading day;

•	after the Company’s issuance of a notice of redemption and prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

•	upon the occurrence of specified corporate events, as defined in the Indenture.

If the Company undergoes a fundamental change, as described in the Indenture, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their Convertible Notes. The fundamental change repurchase price is equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date. If holders elect to convert their Convertible Notes in connection with a make-whole fundamental change, as described in the Indenture, the Company will, to the extent provided in the Indenture, increase the conversion rate applicable to the Convertible Notes.

The Convertible Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of its indebtedness that is expressly subordinated in right of payment to the Convertible Notes, and equal in right of payment to any of its indebtedness that is not so subordinated. The Convertible Notes are effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) and any preferred equity of its current or future subsidiaries.

The Indenture contains customary events of default with respect to the Convertible Notes and provides that upon certain events of default occurring and continuing, the Trustee may, and the Trustee at the request of holders of at least 25% in principal amount of the Convertible Notes shall, declare all principal and accrued and unpaid interest, if any, of the Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving us or a significant subsidiary, all of the principal of and accrued and unpaid interest on the Convertible Notes will automatically become due and payable.

In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Notes as a whole. The difference between the principal amount of the Convertible Notes and the liability component, equal to $62.3 million (the “debt discount”), is amortized to interest expense using the effective interest method over the term of the Convertible Notes. The equity component of the Convertible Notes will not be remeasured as long as it continues to meet the conditions for equity classification.

The Company incurred in $7.0 million of transaction costs related to the issuance of the Convertible Notes.  The Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Notes. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the Convertible Notes using the effective interest method, and issuance costs attributable to the equity component are included along with the equity component in stockholders' equity.

The Convertible Notes consisted of the following as of January 31, 2018 (in thousands):

Amount
Liability:
Principal	$230,000
Less: debt discount, net of amortization	(66,990)
Net carrying amount	$163,010

Equity	$60,470

The following table sets forth interest expense recognized related to the Notes for the year ended January 31, 2018 (dollars in thousands):

Amount
Contractual interest expense	$36
Amortization of debt issuance costs	36
Amortization of debt discount	423
Total	$495
Effective interest rate of the liability component	7.66%

Capped Call

In conjunction with the issuance of the Convertible Notes, the Company purchased the Capped Call options on the Company’s stock with certain counterparties at a price of $23.3 million.

The Capped Call exercise price is equal to the Convertible Note’s initial conversion price and the cap price is $63.821 per share, subject to certain adjustments under the terms of the capped call transactions. The Capped Call options are exercisable on the same date when the conversion option is exercised.

By entering into the Capped Call, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the Convertible Notes.

The cost of the capped call is not expected to be tax deductible as the Company did not elect to integrate the capped call into the Convertible Notes for tax purposes. The cost of the capped call was recorded as a reduction of the Company’s additional paid-in capital in the accompanying Consolidated Financial Statements.

Note 9. Commitments and Contingencies

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates through April 2024. Rent expense, which is being recognized on a straight-line basis over the lease term, was $5.8 million, $3.8 million and $2.4 million during the years ended January 31, 2018, 2017 and 2016, respectively. The difference between the lease payments made and the lease expense recognized to date using the straight-line method is recorded as a liability and included within accrued expenses and other current liabilities in the accompanying consolidated balance sheet. Additionally, the Company has current contractual purchase obligations for hosting services that support business operations.

Future minimum payments by year for our non-cancelable leases and purchase obligations as of January 31, 2018 are as follows (in thousands):

Year Ending January 31,
2019	$12,175
2020	6,403
2021	6,364
2022	6,279
2023	5,705
Thereafter	6,081
Total	$43,007

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

Note 10. Common Stock and Stockholders’ Equity

Common Stock

Each share of common stock has the right to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid since inception.

Preferred Stock

As of January 31, 2018, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.

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

The Company has reserved 5,224,006 shares of its common stock for issuance under the 2016 Plan.  The number of shares reserved for issuance under the 2016 Plan will automatically increase on the first day of each fiscal year during the term of the 2016 Plan by a number of shares equal to 5% of its outstanding shares of common stock on the last day of the prior fiscal year. The number and class of shares reserved under the Company’s 2016 Plan will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the year ended January 31, 2018 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, January 31, 2017	13,016,402	$5.60	7.92	$265,542
Option grants	474,117	$25.07
Options exercised	(3,399,499)	$3.68
Options forfeited	(789,767)	$6.91
Balance, January 31, 2018	9,301,253	$7.19	7.30	$288,713
Vested and expected to vest at January 31, 2018	9,301,253	$7.19	7.30	$288,713
Exercisable at January 31, 2018	5,681,555	$5.24	6.78	$187,450

The options exercisable as of January 31, 2018 include options that are exercisable prior to vesting. The aggregate intrinsic value of options vested and exercisable as of January 31, 2018 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of January 31, 2018. The aggregate intrinsic value of exercised options was $89.3 million, $11.0 million and $5.5 million for the years ended January 31, 2018, 2017 and 2016, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The weighted-average grant date fair value of options granted for the years ended January 31, 2018, 2017 and 2016 was $11.58, $4.65 and $2.28 per share, respectively.

The total grant date fair value of options vested during fiscal 2018, 2017 and 2016 was $5.5 million, $5.8 million and $2.4 million, respectively.

Early Exercises of Stock Options

Certain option grants under the 2006 Stock Plan are allowed to be exercised prior to vesting. The unvested shares of common stock exercised are subject to the Company’s right to repurchase at the lower of the original exercise price or the fair market value of the share at the time the repurchase right is exercised. Early exercises of options are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises are initially recorded in accrued expenses and other current liabilities and reclassified to additional paid-in capital as the underlying shares vest. At January 31, 2018 and 2017, the Company had $334,000 and $2.6 million, respectively, recorded in accrued expenses and other current liabilities related to early exercises of stock options, and the related number of unvested shares subject to repurchase was 52,509 and 255,529, respectively.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity related to the Company’s RSUs:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Awarded and unvested at January 31, 2017	77,883	$18.38
Awards granted	2,358,752	$26.71
Awards vested	(263,484)	$23.54
Awards forfeited	(201,373)	$23.35
Awarded and unvested at January 31, 2018	1,971,778	$27.14

2016 Employee Stock Purchase Plan

The board of directors adopted the 2016 Employee Stock Purchase Plan (the “ESPP”) in September 2016 and it has been approved by the Company’s stockholders. The ESPP allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code.

As of January 31, 2018, the Company had 880,441 shares of its common stock available for future issuances under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year during the term of the ESPP by a number of shares equal to the least of (i) 1% of its outstanding shares of common stock on the last day of the prior fiscal year, (ii) 1,250,000 shares or (iii) a lesser number of shares determined by the board of directors. The number and class of shares reserved under the ESPP will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

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

As of January 31, 2018, 441,124 shares of common stock were purchased under the 2016 ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2016 ESPP. As of January 31, 2018, total unrecognized compensation cost related to 2016 ESPP was $4.9 million which will be amortized over a weighted-average period of approximately one year.

Market-based Options

In September 2016, the Board of Directors of the Company granted 544,127 stock options to the Chief Executive Officer (the “2016 CEO Grant”) under the 2006 Equity Plan with an exercise price of $13.04 per share. The 2016 CEO Grant is eligible to vest based on the achievement of stock price appreciation targets after the consummation of the initial public offering, as well as continuous service over a four-year period following the grant date.  The fair value of the 2016 CEO Grant was determined using a Monte Carlo simulation approach. The Company amortizes the fair value of the option award using the graded-vesting method.

Stock-based compensation expense recognized for market-based awards was approximately $1.6 million and $417,000 for the years ended January 31, 2018 and 2017, respectively. As of January 31, 2018, two of three performance-based milestones has been achieved, resulting in 126,962 shares being vested and exercisable.

Stock-based Compensation

The Company’s total stock-based compensation expense was as follows (in thousands):

	For the year ended
	January 31,
	2018	2017	2016
Cost of revenue:
Subscription services	$2,105	$715	$235
Professional services and other	2,722	772	1,014
Research and development	6,928	1,766	1,236
Sales and marketing	8,476	3,130	1,347
General and administrative	9,464	3,069	6,736
Total	$29,695	$9,452	$10,568

Stock-based compensation capitalized in capitalized software development costs was approximately $332,000 and $224,000 at January 31, 2018 and 2017, respectively.

Of the total stock-based compensation expenses, costs recognized for options granted to non-employees were immaterial for all periods presented.

As of January 31, 2018 there was approximately $19.3 million of total unrecognized compensation cost related to unvested stock options granted to employees and non-employee service providers under the 2006 Stock Plan and 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately two years.

As of January 31, 2018 there was approximately $48.4 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately three years.

The fair values of the Company’s stock options granted during the years ended January 31, 2018, 2017 and 2016 were estimated using the following assumptions:

	For the year ended
	January 31,
	2018	2017	2016
Employee Stock Options
Expected term (years)	6.00	6.00	5.70 - 6.00
Volatility	46%	48%	48%
Risk-free interest rate	1.88% - 2.23%	1.27% - 2.08%	1.62% - 1.94%
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan
Expected term (years)	0.5 - 2.0	0.41 - 1.91	—
Volatility	37.30% - 42.61%	48%	—
Risk-free interest rate	0.89% - 1.39%	0.48% - 0.81%	—
Dividend yield	0%	0%	—
Market-Based Awards
Expected term (years)	—	7.36	—
Volatility	—	48%	—
Risk-free interest rate	—	1.61%	—
Dividend yield	—	0%	—

These assumptions and estimates are as follows:

•

Fair Value of Common Stock. Prior to the initial public offering, the fair value of the shares of common stock underlying stock options has been established by the Company’s board of directors, which was responsible for these estimates, and had been based in part upon a valuation provided by a third-party valuation firm. Because there had been no public market for the Company’s common stock, its board of directors considered this independent valuation and other factors, including, but not limited to, revenue growth, the current status of the technical and commercial success of its operations, its financial condition, the stage of development and competition to establish the fair value of the Company’s common stock at the time of grant of the option. After the initial public offering, the Company used the publicly quoted price as reported on the Nasdaq Global Select Market as the fair value of its common stock.

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

Note 11. Income Taxes

The following table presents the domestic and foreign components of loss before provision for income taxes for the periods presented (in thousands):

	For the year ended
	January 31,
	2018	2017	2016
United States	$(44,977)	$(38,926)	$(46,850)
Foreign	2,820	2,167	1,029
Loss before provision for income taxes	$(42,157)	$(36,759)	$(45,821)

The provision for income taxes is composed of the following (in thousands):

	For the year ended
	January 31,
	2018	2017	2016
Current income taxes:
Federal	$—	$—	$—
State	116	82	22
Foreign	4,248	976	308
Total current income taxes	4,364	1,058	330
Deferred income taxes:
Federal	(26)	13	5
State	7	1	—
Foreign	(2,697)	(224)	—
Total deferred income taxes	(2,716)	(210)	5
Total provision for income taxes	$1,648	$848	$335

The effective tax rate differs from the federal statutory rate as follows:

	For the year ended
	January 31,
	2018	2017	2016
Federal statutory income tax rate	33.8%	34.0%	34.0%
Tax reform rate change impact	(80.7)	—	—
State tax, net of federal benefit	2.6	2.6	2.7
Change in valuation allowance	(23.6)	(36.2)	(32.0)
Stock-based compensation	63.5	(2.7)	(6.3)
Other non-deductible items	(3.5)	(1.8)	(0.4)
Foreign rate differential	(0.5)	(1.4)	(0.4)
Tax credits	4.5	3.2	1.7
Total	(3.9)%	(2.3)%	(0.7)%

The difference between the U.S. federal statutory tax rate of 33.8% and the Company’s effective tax rate in all periods presented is primarily due to a full valuation allowance related to the Company’s U.S. and Canada deferred tax assets offset by foreign tax expense on the Company’s profitable foreign operations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of January 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$61,671	$49,100
Accruals and reserves	3,161	1,164
Stock-based compensation	4,476	3,388
Tax credits	5,636	2,233
Gross deferred tax assets	74,944	55,885
Valuation allowance	(58,027)	(54,615)
Total deferred tax assets, net of valuation allowance	16,917	1,270
Deferred tax liabilities:
Fixed assets and intangibles assets	(1,495)	(1,072)
Discount of convertible notes	(14,803)	—
Gross deferred tax liabilities	(16,298)	(1,072)
Net deferred tax assets	$619	$198

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and the accumulated deficit, the Company provided a full valuation allowance against the U.S. and international deferred tax assets resulting from the tax loss and credits carried forward. The valuation allowance increased by $3.4 million, $13.1 million and $14.6 million during the years ended January 31, 2018, 2017 and 2016, respectively.

As of January 31, 2018, the Company had net operating loss carryforwards of approximately $253 million and $140 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The U.S. federal and California state net operating loss carryforwards will begin to expire in 2026 and 2029, respectively.

As of January 31, 2018, the Company had research and development credit carryforwards of approximately $6.1 million available to reduce its future tax liability, if any, for each of federal and California state income tax purposes. The federal credit carryforwards begin to expire in 2031. California credit carryforwards have no expiration date. As of January 31, 2018, the Company has U.S. federal foreign tax credits carryforwards of $1.9 million that will begin to expire in 2025.

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

The Company accounts for uncertainty in income taxes in accordance with ASC 740. Tax positions are evaluated in a two-step process, whereby the Company first determines whether it is more likely than not that a tax position will be sustained upon examination by the tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognized in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	For the year ended
	January 31,
	2018	2017	2016
Unrecognized tax benefit—beginning of year	$5,441	$3,304	$2,846
Gross increases —prior year tax positions		472	6
Gross decreases —prior year tax positions	(5)	(248)	—
Gross increases — current year tax positions	7,227	1,913	452
Unrecognized tax benefit—end of year	$12,663	$5,441	$3,304

As of January 31, 2018, $8.0 million of the unrecognized tax benefits was accounted for as a reduction in the Company’s deferred tax assets. All but $122,000 of the unrecognized tax benefits as of January 31, 2017 are accounted for as a reduction in the Company’s deferred tax assets. Due to the Company’s valuation allowance, only $4.6 million of the $12.7 million of unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. There was immaterial accrued interest and penalties related to unrecognized tax benefits as of January 31, 2018 and 2017.

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

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of January 31, 2018. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued its ending net deferred tax assets at January 31, 2018, which were fully offset by a valuation allowance.

The Tax Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits, or E&P, through the year ended December 31, 2018.

The Company has calculated its best estimate of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. Based on the preliminary calculation, the effects of the transition tax have been offset by the Company’s available tax credits in the United States. As the Company completes the analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, the Company may make adjustments to its initial assessment. Pursuant to Staff Accounting Bulletin No. 118, adjustments to the provisional amounts recorded by the Company as of January 31, 2018 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.

Note 12. Net Loss per Share Attributable to Common Stockholders

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

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the years ended January 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	January 31,
	2018	2017	2016
Numerator:
Net loss attributable to common stockholders	$(43,805)	$(37,607)	$(46,156)
Denominator:
Weighted-average common shares outstanding	52,999	19,988	4,704
Net loss per share attributable to common stockholders, basic and diluted	$(0.83)	$(1.88)	$(9.81)

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

	As of January 31,
	2018	2017	2016
Convertible preferred stock as converted	—	—	34,610,979
Options to purchase common stock	9,301,253	13,016,402	9,543,966
RSUs	1,971,778	77,883	62,500
Unvested common shares subject to repurchase	458,214	335,116	283,524
Shares committed under 2016 ESPP	195,497	144,685	—
Convertible preferred stock warrants	—	—	36,971
Total	11,926,742	13,574,086	44,537,940

The Company expects to settle the principal amount of the Convertible Notes in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Conversion Option on diluted net income per share, if applicable. The Conversion Option will have a dilutive impact on net loss per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of the Convertible Notes of $44.51 per share. During the year ended January 31, 2018, the Company's weighted average common stock price was below the conversion price of the Convertible Notes.

Note 13. Business Segment Information

The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). The CEO reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment: cloud platform.

Note 14. Employee Benefit Plan

The Company maintained a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 90% of their eligible compensation, subject to certain limitations. The Company matches certain percentages of employee contributions. Both employee and employer contributions vest immediately upon contribution. During the years ended January 31, 2018, 2017 and 2016, the Company’s contributions to the 401(k) Plan amounted to approximately $1.5 million, $1.4 million and $1.5 million, respectively.

The Company also maintains a limited number of defined benefit plans for certain non-U.S. locations. Total costs under these plans were not significant.

Note 15. Related Parties

One of the Company’s customers, T. Rowe Associates, Inc., is an investment adviser of certain of the Company’s stockholders. For the period ended January 31, 2018, 2017 and 2016, the Company recognized subscription revenue of $573,000, $509,000, and $284,000 from this customer, respectively. The Company had no outstanding receivable as of January 31, 2018 and January 31, 2017 from this customer.

Note 16. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2018 and 2017 (in thousands except per share data):

	Three months ended
	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,
	2018	2017	2017	2017	2017	2016	2016	2016
	(in thousands)
Total revenues	$53,752	$47,340	$44,551	$41,137	$38,018	$35,442	$31,132	$29,183
Gross profit	37,286	32,345	29,603	27,640	26,625	24,065	19,651	17,165
Loss from operations	9,057	11,159	14,359	10,387	6,436	5,497	11,427	12,064
Net loss	8,723	11,302	13,742	10,038	6,608	6,694	12,438	11,867
Net loss per share attributable to common stockholders, basic and diluted	$0.16	$0.21	$0.26	$0.20	$0.13	$0.36	$2.13	$2.11