Form 10-Q
period 2018-04-30
Coupa Software Inc
filed 2018-06-06
CIK 1385867

•	F10%
•	xx

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

As of June 4, 2018, the Registrant had 56,999,455 shares of common stock, $0.0001 par value per share, outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, customer lifetime value, strategy and plans, market size and opportunity, competitive position, industry environment, potential growth opportunities, product capabilities, our expectations for future operations and our convertible notes, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	April 30,	January 31,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$430,030	$412,903
Accounts receivable, net of allowances	47,052	61,366
Prepaid expenses and other current assets	11,497	10,952
Deferred commissions, current portion	4,883	3,756
Total current assets	493,462	488,977
Property and equipment, net	5,411	5,186
Deferred commissions, net of current portion	12,541	3,896
Goodwill	44,410	44,410
Intangible assets, net	18,946	20,020
Other assets	5,326	9,961
Total assets	$580,096	$572,450
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,875	$1,342
Accrued expenses and other current liabilities	28,573	26,643
Deferred revenue, current portion	120,458	125,714
Total current liabilities	150,906	153,699
Convertible senior notes, net (Note 8)	165,758	163,010
Deferred revenue, net of current portion	1,428	2,316
Other liabilities	12,874	12,880
Total liabilities	330,966	331,905
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at April 30, 2018 and January 31, 2018; zero shares issued and outstanding at April 30, 2018 and January 31, 2018, respectively	—	—
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at April 30, 2018 and January 31, 2018; 56,857,119 and 55,712,342 shares issued and outstanding at April 30, 2018 and January 31, 2018, respectively	6	6
Additional paid-in capital	463,911	445,318
Accumulated other comprehensive loss	(258)	(298)
Accumulated deficit	(214,529)	(204,481)
Total stockholders’ equity	249,130	240,545
Total liabilities and stockholders’ equity	$580,096	$572,450

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	April 30,
	2018	2017
Revenues:
Subscription services	$49,966	$35,664
Professional services and other	6,386	5,473
Total revenues	56,352	41,137
Cost of revenues:
Subscription services	11,174	7,996
Professional services and other	6,951	5,501
Total cost of revenues	18,125	13,497
Gross profit	38,227	27,640
Operating expenses:
Research and development	13,201	9,171
Sales and marketing	24,660	20,679
General and administrative	12,435	8,177
Total operating expenses	50,296	38,027
Loss from operations	(12,069)	(10,387)
Interest expense	(2,973)	—
Interest income and other, net	78	433
Loss before provision for income taxes	(14,964)	(9,954)
Provision for income taxes	490	84
Net loss	$(15,454)	$(10,038)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.20)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	55,873	50,577

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2018	2017
Net loss	$(15,454)	$(10,038)
Other comprehensive gain in relation to defined benefit plans, net of tax	40	—
Comprehensive loss	$(15,414)	$(10,038)

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2018	2017
Cash flows from operating activities
Net loss	$(15,454)	$(10,038)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,015	1,536
Amortization of deferred commissions	1,192	1,040
Amortization of debt discount and issuance costs	2,748	—
Stock-based compensation	11,312	5,277
Other non-cash items	—	105
Changes in operating assets and liabilities:
Accounts receivable	14,314	12,570
Prepaid expenses and other current assets	(1,679)	(336)
Other assets	161	(660)
Deferred commissions	(1,927)	(887)
Accounts payable	534	31
Accrued expenses and other liabilities	3,822	529
Deferred revenue	(4,402)	(2,224)
Net cash provided by operating activities	12,636	6,943
Cash flows from investing activities
Acquisitions, net of cash acquired	(1,178)	(140)
Purchases of property and equipment	(1,124)	(996)
Net cash used in investing activities	(2,302)	(1,136)
Cash flows from financing activities
Payment of issuance costs for the issuance of senior convertible notes	(639)	—
Proceeds from issuance of common stock, net of underwriting discounts, commissions and offering costs	—	23,040
Proceeds from the exercise of common stock options	3,295	4,527
Proceeds from issuance of common stock for employee stock purchase plan	4,137	3,026
Net cash provided by financing activities	6,793	30,593
Net increase in cash, cash equivalents, and restricted cash	17,127	36,400
Cash, cash equivalents, and restricted cash at beginning of year	412,976	201,972
Cash, cash equivalents, and restricted cash at end of period	$430,103	$238,372

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$430,030	$238,121
Restricted cash included in prepaid expenses and other current assets	—	251
Restricted cash included in other assets	73	—
Total cash, cash equivalents, and restricted cash	$430,103	$238,372

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2018	2017
Supplemental disclosure of cash flow data
Cash paid for income taxes	$287	$97
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised stock options	$91	$172
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$95	$89
Offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$777

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Coupa Software Incorporated (the “Company”) was incorporated in the state of Delaware in 2006. The Company provides a comprehensive, cloud-based business spend management (or BSM) platform that provides greater visibility into and control over how companies spend money. The BSM platform enables businesses to achieve savings that drive profitability. The Company is based in San Mateo, California.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2018 filed with the SEC on March 28, 2018 (the “Form 10-K”). The consolidated financial statements include the results of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated during consolidation.

The condensed consolidated balance sheet as of January 31, 2018, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. Certain amounts in the condensed consolidated financial statements and notes to the condensed consolidated financial statements for the prior period have been reclassified to conform to the presentation for the three months ended April 30, 2018. Net operating results have not been affected by these reclassifications.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

There have been no changes to our significant accounting policies described in the Form 10-K for the year ended January 31, 2018 except for changes applied due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.  Refer to “Recently Adopted Accounting Pronouncements.”

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including, but not limited to, the valuation of accounts receivable, the lives of tangible and intangible assets, stock-based compensation, the valuation of acquired intangible assets and the recoverability or impairment of tangible and intangible assets, including goodwill, stock-based compensation, revenue recognition, the valuation of acquired assets and liabilities assumed, convertible senior notes fair value, the benefit period of deferred commissions, and provisions for income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.

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

Revenue Recognition

The Company derives its revenues primarily from subscription services fees and professional services fees. Revenues are recognized when control of these services are transferred to the Company’s customers in an amount that reflects the consideration expected to be entitled to in exchange for those services.  Revenues are recognized net of applicable taxes imposed on the related transaction. The Company’s revenue recognition policy follows guidance from Accounting Standards Codification 606, Revenue from Contracts with Customers (Topic 606).

The Company determines revenue recognition through the following five-step framework:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Subscription Services Revenues

The Company offers subscriptions to its cloud-based business spend management platform, including procurement, invoicing and expense management. Subscription services revenues consist primarily of fees to provide the Company’s customers access to its cloud-based platform, which includes routine customer support. Subscription service contracts do not provide customers with the right to take possession of the software, are non-cancelable, and do not contain general rights of return. Revenues are recognized ratably over the contractual term of the arrangement, beginning on the date that the service is made available to the customer. Subscription contracts typically have a term of three years with invoicing occurring in annual installments at the beginning of each year in the subscription period.

Professional Services Revenues

The Company offers professional services which include deployment services, optimization services, and training. Professional services are generally sold on a fixed-fee or time-and-materials basis.  For services billed on a fixed-fee basis, invoicing typically occurs in advance, and revenue is recognized over time based on the proportion performed.  For services billed on a time-and-materials basis, revenue is recognized over time as services are performed.

Refer to Note 13, “Significant Customers and Geographic Information” for additional information on disaggregated revenue during the period.

Significant Judgments

The Company’s contracts with customers often include promises to transfer multiple products and services to a customer.  For these contracts, the Company accounts for individual performance obligations separately if they are distinct.  Subscription services and professional services are both distinct performance obligations that are accounted for separately.  In contracts with multiple performance obligations, the transaction price is allocated to separate performance obligations on a relative standalone selling price basis.

The determination of standalone selling price (“SSP”) for each distinct performance obligations requires judgment.  The Company determines SSP for performance obligatons based on overall pricing objectives, which take into consideration market conditions and entity-specific factors. This includes a review of historical data related to the size of arrangements, the cloud applications being sold, customer demographics and the numbers and types of users within the arrangements.  The Company uses a range of amounts to estimate SSP for performance obligations.  There is typically more than one SSP for individual products and services due to the stratification of those products and services by information such as size and type of customer.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. The Company records a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Subscription services and certain professional services arrangements are commonly billed in advance which results in a deferred revenue balance amortized as revenue is recognized over time.  However, other professional services arrangements, primarily those recognized on a time-and-materials basis, are billed in arrears following services that have been rendered.  This may result in revenue recognition greater than invoiced amounts which results in a receivable balance.  Receivables represent an unconditional right to payment. As of April 30, 2018 and January 31, 2018, the balance of accounts receivable, net of the allowance for doubtful accounts, was $47.1 million and $61.4 million, respectively.  Of these balances, $1.0 million and $1.2 million represent unbilled receivable amounts as of April 30, 2018 and January 31, 2018, respectively.

When the timing of revenue recognition differs from the timing of invoicing, the Company uses judgment to determine whether the contract includes a significant financing component requiring adjustment to the transaction price. Various factors are considered in this determination including the duration of the contract, payment terms, and other circumstances. Generally, the Company determined that contracts do not include a significant financing component. The Company applies the practical expedient for instances where, at contract inception, the expected timing difference between when promised goods or services are transferred and associated payment will be one year or less.  Payment terms vary by contract type, however arrangements typically stipulate a requirement for the customer to pay within 30 days.

At any point in the contract term, transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied.  These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods.  As of April 30, 2018, approximately $340.8 million of revenue is expected to be recognized from remaining performance obligations, a majority of which is related to multi-year subscription arrangements.  The Company expects to recognize revenue on approximately   three fourths of these remaining performance obligations within the next 24 months and the remainder thereafter.  The Company applies the practical expedient to exclude remaining performance obligations that are part of contracts with an original expected duration of one year or less. During the three months ended April 30, 2018, the revenue recognized from performance obligations satisfied in prior periods was not material.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the normal course of business, and does not require cash collateral or other security to support the collection of customer receivables. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, historical experience, and communications with customers, and provides a reserve when needed. Accounts receivable are written off when deemed uncollectible. The allowance for doubtful accounts was not material at April 30, 2018 and January 31, 2018.

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancellable contracts that have not yet been billed. During the three months ended April 30, 2018, the Company recognized revenue of $47.8 million that was included in the deferred revenue balance as of January 31, 2018.

Deferred Commissions

Commissions are earned by sales personnel upon the execution of the sales contract by the customer, and commission payments are made shortly after they are earned. Commission costs can be associated specifically with subscription and professional services arrangements.  Commissions earned by the Company’s sales personnel are considered incremental and recoverable costs of obtaining a contract with a customer.  These costs are deferred and then amortized over a period of benefit of five years.  The Company determined the period of benefit by taking into consideration its past experience with customers, present value of future cash flows, industry peers and other available information.

The current portion of deferred commissions was $4.9 million and $3.8 million at April 30, 2018 and January 31, 2018, respectively. The noncurrent portion of deferred commissions was $12.5 million and $3.9 million at April 30, 2018 and January 31, 2018, respectively.  For the three months ended April 30, 2018, $1.2 million of deferred commissions were amortized to sales and marketing expense in the accompanying condensed consolidated statements of operations.

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which provided a comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  Topic 606 superseded the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of Topic 606 is to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Topic 606 also includes Subtopic 340-40 which provides accounting guidance for incremental costs of obtaining a contract with a customer. The Company refers to Topic 606 and Subtopic 340-40 collectively as the “new revenue standard.”

The Company adopted the new revenue standard effective on February 1, 2018 using the modified retrospective method applied to all contracts not completed as of the adoption date.  Results for reporting periods beginning on February 1, 2018 are presented under the new revenue standard, while comparative results have not been restated. The primary impact of adopting the new revenue standard relates to Subtopic 340-40 and the deferral of incremental commission costs to obtain contracts with customers.  Under Topic 605, the Company deferred only direct and incremental commission costs to obtain a contract and amortized those costs over the non-cancelable contract term. Under the new revenue standard, the Company defers all incremental commission costs to obtain the contract. The Company amortizes these costs over a period of benefit of five years.  The adoption of the new revenue standard also removed the limitation on contingent revenue under Topic 605 which impacted revenue recognition and is reflected in the changes to the Company’s revenue recognition accounting policy.

The following table summarizes the cumulative impact of adoption of the new revenue standard for revenue recognition on line items within the Condensed Consolidated Balance Sheets (in thousands):

	As of January 31, 2018
	As Previously Reported	Adjustments for the New Revenue Standard	As Adjusted
Assets
Deferred commissions, current portion	$3,756	$778	$4,534
Deferred commissions, net of current portion	3,896	8,257	12,153
Liabilities and Stockholders’ Equity
Deferred revenue, current portion	125,714	(1,732)	123,982
Deferred revenue, net of current portion	2,316	(10)	2,306
Accumulated deficit	(204,481)	10,777	(215,258)

The impact of adoption on the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended April 30, 2018 was immaterial.  The impact to sales and marketing expense within the condensed consolidated statements of operations was a decrease of approximately $808,000 due to deferred commission costs that would have been expensed prior to adoption of the new standard. The following table summarizes the effects of the new revenue standard for revenue recognition on line items within the Condensed Consolidated Balance Sheets (in thousands):

	As of April 30, 2018
	Prior to Adoption of the New Revenue Standard	Adjustments for the New Revenue Standard	As Adjusted
Assets
Deferred commissions, current portion	$3,797	$1,086	$4,883
Deferred commissions, net of current portion	3,784	8,757	12,541
Liabilities and Stockholders’ Equity
Deferred revenue, current portion	122,139	(1,681)	120,458
Deferred revenue, net of current portion	1,435	(7)	1,428
Accumulated deficit	(202,998)	11,531	(214,529)

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16"). ASU 2016-16 requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As of January 31, 2018, the Company had an aggregate prepaid tax asset of $5.6 million recorded in prepayments and other current assets and other long-term assets, which represents tax expense that was deferred in accordance with GAAP prior to adoption of ASU 2016-16. The Company adopted this standard on February 1, 2018 and reversed the deferred tax charge of $5.6 million through a cumulative-effect adjustment to the accumulated deficit.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires an entity to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows, and an entity will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. This guidance is effective for annual and interim reporting periods, beginning after December 15, 2017. Entities are required to apply the standard’s provisions on a retrospective basis. The Company adopted this standard on February 1, 2018, which did not have material impact on the Company consolidated statement of cash flows.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715), (“ASU 2017-07”).  ASU 2017-07 provides guidance on the presentation of the service cost component and the other components of net period pension cost in the consolidated statements of operations.  The standard is effective for annual and interim reporting periods beginning after December 15, 2017 and requires retrospective adoption.  The Company adopted this standard on February 1, 2018, which did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides clarified guidance on applying modification accounting to changes in the terms or conditions of a share-based payment award. ASU 2017-09 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. This change is required to be applied prospectively to an award modified on or after the adoption date. The Company adopted this standard on February 1, 2018, which did not have impact on the Company’s consolidated financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment, and clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual reporting periods beginning after January 1, 2020 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2017-04 on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260)-Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). The amendments in Part I ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments in Part II of ASU 2017-11recharacterize the indefinite deferral of certain provisions of Topic 480 with a scope exception and do not have an accounting effect. This accounting standard update is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is currently evaluating the impact of adopting ASU 2017-11 on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which provides the option to reclassify certain income tax effects related to the Tax Cuts and Jobs Act passed in December of 2017 between accumulated other comprehensive income and retained earnings and also requires additional disclosures.  ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  Adoption of this ASU 2018-02 is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized.  The Company is currently evaluating the impact of adopting ASU 2018-02 on its consolidated financial statements.

Note 3. Business Combinations

Simeno Holdings AG

On December 1, 2017, the Company acquired all of the issued and outstanding capital stock held by of Simeno Holdings AG (“Simeno”), a Switzerland based cross-catalog search and catalog management company.

The acquisition was accounted for as a business combination and, accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. The total purchase consideration was $8.7 million in cash, of which $1.5 million is being held until the second anniversary after closing of the acquisition. In addition, approximately $8.0 million in the form of 221,257 shares of the Company’s common stock was issued to the selling shareholder of Simeno and this stock is subject to service vesting conditions including continued employment with the Company. The value assigned to the common stock issued will be recorded as post-acquisition compensation expense over the requisite service period and has been excluded from the purchase consideration.

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

Simeno maintained a pension plan covering employees in Switzerland pursuant to the requirements of Swiss pension law, which has been assumed by the Company upon the completion of the acquisition. The pension plan is accounted for as a defined benefit pension plan, which requires the Company to recognize the underfunded status of the plan as a liability in the consolidated balance sheets and changes in the funded status of defined benefit pension plan through other comprehensive income (loss). As of the acquisition date in December 2017, the Company recorded net liabilities of $4.2 million on its consolidated balance sheet in connection with this pension plan. The changes in the funded status of the defined benefit plan for the quarter ended April 30, 2018 was not material.

The Company incurred costs related to this acquisition of approximately $445,000 during the year ended January 31, 2018 and no significant costs were incurred during the three month ended April 30, 2018. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.

Trade Extensions TradeExt AB

On May 3, 2017, the Company acquired substantially all of the issued and outstanding capital stock held by shareholders of Trade Extensions TradeExt AB (“Trade Extensions”), a Swedish corporation. The acquisition enabled the Company to broaden its cloud platform for business spend, particularly in the area of strategic sourcing.

Upon the closing of the acquisition, the Company paid aggregate consideration of approximately $40.9 million in cash, of which $7.2 million is being held in escrow for 18 months after the transaction closing date. In addition, approximately $4.1 million in the form of 148,476 shares of the Company’s common stock was issued to certain key employees of Trade Extensions, which stock is subject to service vesting conditions including continued employment with the Company. The value assigned to the common stock issued will be recorded as post-acquisition compensation expense and has been excluded from the purchase consideration.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
April 30, 2018
Money market funds (1)	$406,132	$—	$—	$406,132
January 31, 2018
Money market funds (1)	389,357	—	—	389,357

(1)	Included in cash and cash equivalents.

The Company carries the convertible senior notes at face value less unamortized discount and issuance costs on its consolidated balance sheet, and presents the fair value for required disclosure purposes only. As of April 30, 2018, the fair value of the Convertible Notes was $280.6 million, which was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. As of January 31, 2018, the fair value of the Convertible Notes approximated its carrying amount at that time. For further information on the Convertible Notes see Note 8.

Note 5. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	April 30,	January 31,
	2018	2018
Furniture and equipment	$2,162	$1,897
Software development costs	17,529	16,574
Leasehold improvements	709	557
Construction in progress	25	149
Total property and equipment	20,425	19,177
Less: accumulated depreciation and amortization	(15,014)	(13,991)
Property and equipment, net	$5,411	$5,186

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $196,000 and $115,000 for the three months ended April 30, 2018 and 2017, respectively.

Amortization expense related to software development costs was approximately $826,000 and $989,000 for the three months ended April 30, 2018 and 2017, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

Goodwill was $44.4 million as of April 30, 2018 and January 31, 2018.

Other Intangible Assets

The following table summarizes the other intangible asset balances (in thousands):

	As of
	April 30, 2018			January 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$20,035	$(4,937)	15,098	$19,385	$(4,153)	15,232
Customer relationships	4,694	(847)	3,847	4,694	(597)	4,097
Trademarks	160	(159)	1	160	(119)	41
In-process research and development	—	—	—	650	—	650
Total other intangible assets	$24,889	$(5,943)	$18,946	$24,889	$(4,869)	$20,020

Amortization expense related to other intangible assets was approximately $1.1 million and $485,000 for the three months ended April 30, 2018 and 2017, respectively.

As of April 30, 2018, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2019 (remaining nine months)	$3,271
2020	4,283
2021	4,264
2022	3,839
2023	1,546
Thereafter	1,743
Total	$18,946

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

Preferred Stock

As of April 30, 2018, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.

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

As of April 30, 2018, the Company had 6,213,870 shares of its common stock available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will automatically increase on the first day of each fiscal year during the term of the 2016 Plan by a number of shares equal to 5% of its outstanding shares of common stock on the last day of the prior fiscal year. The number and class of shares reserved under the Company’s 2016 Plan will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the three months ended April 30, 2018 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at January 31, 2018	9,301,253	$7.19	7.30	$288,713
Option grants	553,697	$48.47	—	—
Options exercised	(781,109)	$4.22	—	—
Options forfeited	(80,841)	$9.19	—	—
Balance at April 30, 2018	8,993,000	$9.97	7.30	$328,495
Vested and expected to vest at April 30, 2018	8,993,000	$9.97	7.30	$328,495
Exercisable at April 30, 2018	5,432,755	$5.75	6.72	$220,679

The options exercisable as of April 30, 2018 include options that are exercisable prior to vesting. The aggregate intrinsic value of options vested and exercisable as of April 30, 2018 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of April 30, 2018. The aggregate intrinsic value of exercised options was $32.1 million and $27.7 million for the three months ended April 30, 2018 and 2017, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The weighted-average grant date fair value of options granted was $21.56 and $11.04 per share for the three months ended April 30, 2018 and 2017, respectively.

Early Exercises of Stock Options

Certain option grants under the 2006 Stock Plan are allowed to be exercised prior to vesting. The unvested shares of common stock exercised are subject to the Company’s right to repurchase at the lower of the original exercise price or the fair market value of the share at the time the repurchase right is exercised. Early exercises of options are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises are initially recorded in accrued expenses and other current liabilities and reclassified to additional paid-in capital as the underlying shares vest. At April 30, 2018, the Company had $243,000 recorded in accrued expenses and other current liabilities related to early exercises of stock options, and the related number of unvested shares subject to repurchase was 38,189.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity related to the Company’s RSUs:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Awarded and unvested at January 31, 2018	1,971,778	$27.14
Awards granted	1,420,032	$48.03
Awards vested	(115,833)	$24.46
Awards forfeited	(97,404)	$30.52
Awarded and unvested at April 30, 2018	3,178,573	$36.47

2016 Employee Stock Purchase Plan

The Board of Directors adopted the 2016 Employee Stock Purchase Plan (the “ESPP”) in September 2016 and it has been approved by the Company’s stockholders. The ESPP allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code.

As of April 30, 2018, the Company had 1,188,527 shares of its common stock available for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year during the term of the ESPP by a number of shares equal to the least of (i) 1% of its outstanding shares of common stock on the last day of the prior fiscal year, (ii) 1,250,000 shares or (iii) a lesser number of shares determined by the Board of Directors. The number and class of shares reserved under the ESPP will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

Each offering period will last a number of months determined by the administrator, up to a maximum of 27 months. The initial offering period began on the effective date of the Company’s initial public offering, October 5, 2016, and ends on September 15, 2018, and new 24 month offering periods will begin on each March 16 and September 16 thereafter. Currently each offering period consists of four consecutive purchase periods, of approximately six months duration, at the end of which payroll contributions are used to purchase shares of the Company’s common stock. Participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation. Participants may withdraw from the ESPP and receive a refund of their accumulated payroll contributions at any time prior to a purchase date. Unless changed by the administrator, the purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of  the fair market value per share on the first day of the applicable offering period (or, in the case of the initial offering period, the price at which one share of common stock is offered to the public in its initial public offering) or the fair market value per share on the applicable purchase date.

As of April 30, 2018, 689,807 shares of common stock were purchased under the 2016 ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2016 ESPP. As of April 30, 2018, total unrecognized compensation cost related to the 2016 ESPP was $4.4 million which will be amortized over a weighted-average period of approximately one years.

Market-based Options

In September 2016, the Board of Directors of the Company granted 544,127 stock options to the Chief Executive Officer (the “2016 CEO Grant”) under the 2006 Stock Plan with an exercise price of $13.04 per share. The 2016 CEO Grant is eligible to vest based on the achievement of market capital appreciation targets after the consummation of the initial public offering, as well as continuous service over a four-year period following the grant date. In March 2018, the Board of Directors granted 334,742 stock options to the Chief Executive Officer (the “2018 CEO Grant”) under the 2016 Equity Plan with an exercise price of $48.47 per share. The 2018 CEO Grant is eligible to vest based on the achievement a stock price appreciation target as well as continuous service over a four-year period following the grant date. The fair value of the 2016 and 2018 CEO Grants were determined using a Monte Carlo simulation approach. The Company amortizes the fair value of the option awards using the graded-vesting method.

As of April 30, 2018, all performance-based milestones of the 2016 CEO Grant were achieved, resulting in 215,383 shares being vested and exercisable. As of April 30, 2018, the performance-based milestone was not achieved on the 2018 CEO Grant, resulting in no shares being vested and exercisable. Stock-based compensation expense recognized for market-based awards was approximately $642,000 and $322,000 for the three months ended April 30, 2018 and 2017, respectively.

Stock-based Compensation

The Company’s total stock-based compensation expense as of the dates indicated was as follows (in thousands):

	Three Months Ended
	April 30,
	2018	2017
Cost of revenue:
Subscription services	$831	$355
Professional services and other	946	563
Research and development	2,547	1,152
Sales and marketing	2,970	1,600
General and administrative	4,018	1,607
Total	$11,312	$5,277

Stock-based compensation capitalized in capitalized software development costs was approximately $349,000 at April 30, 2018.

Of the total stock-based compensation expense, costs recognized for options granted to non-employees were immaterial for all periods presented.

As of April 30, 2018, there was approximately $24.9 million of total unrecognized compensation cost related to unvested stock options granted to employees and non-employee service providers under the Company’s 2006 Stock Plan and 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately two years.

As of April 30, 2018, there was approximately $108.2 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately three years.

The fair values of the Company’s stock options granted during the three months ended April 30, 2018 and 2017 were estimated using the following assumptions:

	Three Months Ended
	April 30,
	2018	2017
Employee Stock Options:
Expected term (in years)	6.02	6
Volatility	42.2%	46.0%
Risk-free interest rate	2.8%	2.0% - 2.2%
Dividend yield	-	-
Employee Stock Purchase Plan:
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	31.1% - 34.1%	39.3% - 42.6%
Risk-free interest rate	2.0% - 2.3%	0.9% - 1.4%
Dividend yield	-	-
Market-based Award
Expected term (in years)	7.07	-
Volatility	43.7%	-
Risk-free interest rate	2.8%	-
Dividend yield	-	-

These assumptions and estimates are as follows:

•

Fair Value of Common Stock. Prior to the initial public offering, the fair value of the shares of common stock underlying stock options was established by the Company’s Board of Directors, which was responsible for these estimates, and was based in part upon a valuation provided by a third-party valuation firm. Because there had been no public market for the Company’s common stock prior to the initial public offering, the Board of Directors considered this independent valuation and other factors, including, but not limited to, revenue growth, the current status of the technical and commercial success of its operations, its financial condition, the stage of development and competition to establish the fair value of the Company’s common stock at the time of grant of the option. After the initial public offering, the Company used the publicly quoted price as reported on the Nasdaq Global Select Market as the fair value of its common stock.

•

Expected Term. The expected term represents the weighted-average period that the stock options are expected to remain outstanding. To determine the expected term, the Company generally applies the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award as the Company does not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term. The expected term for the employee stock purchase plan ranges from six months, the length of one purchase period, to two years, the length of one offering period.

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

The Company incurred $7.0 million of transaction costs related to the issuance of the Convertible Notes.  The Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Notes. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the Convertible Notes using the effective interest method, and issuance costs attributable to the equity component are included along with the equity component in stockholders' equity.

The Convertible Notes consisted of the following (in thousands):

	April 30, 2018	January 31, 2018
Liability:
Principal	$230,000	$230,000
Less: debt discount, net of amortization	(64,242)	(66,990)
Net carrying amount	$165,758	$163,010

Equity	$60,470	$60,470

As of April 30 and January 31, 2018, the debt discount on the Convertible Notes will be amortized over the remaining period of approximately 4.7 years and 5.0 years, respectively.

The following table sets forth interest expense recognized related to the Convertible Notes for the three months ended April 30, 2018 (dollars in thousands):

Amount
Contractual interest expense	$249
Amortization of debt issuance costs	207
Amortization of debt discount	2,541
Total	$2,997
Effective interest rate of the liability component	7.66%

As of April 30, 2018, the if-converted value of the Company’s Convertible Notes exceeded the principal amount by $9.6 million. As of January 31, 2018, the if-converted value of the Company's Convertible Notes did not exceed the principal amount.

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

Note 9. Commitments and Contingencies

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates through April 2024. Rent expense, which is being recognized on a straight-line basis over the lease term, was approximately $1.8 million and $1.0 million for the three months ended April 30, 2018 and 2017, respectively. The difference between the lease payments made and the lease expense recognized to date using the straight-line method is recorded as prepaid expenses and other current assets or accrued expenses and other current liabilities in the accompanying consolidated balance sheet. Additionally, the Company has current contractual purchase obligations for hosting services that support business operations.

Future minimum payments by year for the Company’s non-cancelable leases and purchase obligations as of April 30, 2018 are as follows (in thousands):

Year Ending January 31,
2019 (remaining nine months)	$8,904
2020	6,344
2021	6,300
2022	6,219
2023	5,670
Thereafter	6,084
Total	$39,521

Contingencies

The Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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

The Company generally agrees to defend and indemnify its customers against legal claims that the Company’s platform infringes certain patents, copyrights or other intellectual property rights of third parties. To date, the Company has not been required to make any material payment resulting from such infringement claims and has not recorded any related liabilities.

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

The Company recorded a tax provision of approximately $490,000 and $84,000 for the three months ended April 30, 2018 and 2017, respectively, representing effective tax rates of (3.27)% and (1.84)% respectively. The increase in the provision for income taxes during the three months ended April 30, 2018 compared to the three months ended April 30, 2017, was primarily due to an increase in the provision for foreign taxes.

The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate in all periods presented is primarily due to a full valuation allowance related to the Company’s U.S. and Canada deferred tax assets offset by foreign tax expense on the Company’s profitable foreign operations.

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

The Tax Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits, or E&P, through the year ended December 31, 2017.

The Company has calculated its best estimate of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. Based on the preliminary calculation, the effects of the transition tax have been offset by the Company’s available tax credits in the United States. As the Company completes the analysis of the Tax Act, collects and prepares necessary data, and interprets any additional guidance, the Company may make adjustments to its initial assessment. Pursuant to Staff Accounting Bulletin No. 118, adjustments to the provisional amounts recorded by the Company as of January 31, 2018 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.

Note 11. Net Loss per Share Attributable to Common Stockholders

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

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the   three months ended April 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended
	April 30,
	2018	2017
Numerator:
Net loss attributable to common stockholders	$(15,454)	$(10,038)
Denominator:
Weighted-average common shares outstanding	55,873	50,577
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.20)

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

	As of April 30,
	2018	2017
Options to purchase common stock	8,993,000	11,796,698
RSUs	3,178,573	1,589,620
Unvested common shares subject to repurchase	410,839	293,731
Shares committed under the ESPP	74,602	66,266
Total	12,657,014	13,746,315

Additionally, approximately 5.2 million shares underlying the conversion option in the Convertible Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the three months ended April 30, 2018,  the average market price of the Company’s common stock exceeded the conversion price of the Convertible Notes of $44.51 per share. However, the conversion option is not included in the dilutive per share calculation as the Company is in a net loss position and the inclusion would be anti-dilutive.

Note 12. Business Segment Information

The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). The CEO reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment: cloud platform.

Note 13. Significant Customers and Geographic Information

No customer balance comprised 10% or more of total accounts receivable at April 30, 2018 or January 31, 2018.

During the three months ended April 30, 2018 and 2017, revenues by geographic area, based on billing addresses of the customers, were as follows (in thousands):

	Three Months Ended
	April 30,
	2018	2017
United States	$34,475	$27,311
Foreign countries	21,877	13,826
Total revenues	$56,352	$41,137

No single foreign country represented more than 10% of the Company’s revenues in any period. Additionally, no single customer represented more than 10% of the Company’s revenues in any period.

Note 14. Related Parties

One of the Company’s customers, T. Rowe Associates, Inc., is an investment adviser of certain of the Company’s stockholders. The Company recognized subscription revenue from this customer of approximately $153,000 and $130,000 for the three months ended April 30, 2018, respectively. The Company had no outstanding receivables from this customer as of April 30, 2018 or January 31, 2018.

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

We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the three months ended April 30, 2018 and 2017, respectively.

We market our platform primarily through a direct sales force and also benefit from leads driven by our partner ecosystem. Our initial contract terms are typically three years. Substantially all of our customers pay annually, one year in advance. We provide a scaled pricing model based on the number of users per module—as the number of users increases, the subscription price per user decreases. Our subscription fee includes access to our service, technical support and management of the hosting infrastructure. We generally recognize revenues from our subscription fees ratably over the contractual term of the arrangement. We do not charge suppliers who are on our platform to transact with our customers. We believe this approach helps attract more suppliers to our platform and increases the value of our platform to customers.

We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and modules to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa, Latin America and Asia-Pacific, including Japan. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted  39% and 34% for the three months ended April 30, 2018 and 2017, respectively. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.

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

Key Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of April 30,
	2018	2017
Cumulative spend under management (in billions)	$746.9	$423.7
Deferred revenue (in millions)	$121.9	$88.6

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

Deferred Revenue

Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenues as of the end of a reporting period. We generally sign multiple year subscription contracts for our platform and invoice an initial amount at contract signing followed by subsequent annual invoices. The majority of our deferred revenue balance consists of subscription revenues that are recognized ratably over the contractual period. Our deferred revenue does not include future non-cancellable amounts to be invoiced under our arrangements. These amounts are disclosed as remaining performance obligations as of April 30, 2018, which includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of April 30, 2018, approximately $340.8 million of revenue is expected to be recognized from remaining performance obligations, a majority of which is related to multi-year subscription arrangements.

Non‑GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non‑GAAP measures are useful in evaluating our operating performance. We regularly review the measures set forth below as we evaluate our business.

	Three Months Ended
	April 30,
	2018	2017
	(in thousands)
Non-GAAP operating profit (loss)	$317	$(4,624)
Non-GAAP net loss	$(537)	$(4,450)
Free cash flows	$11,512	$5,947

We define non‑GAAP operating profit (loss) as operating profit or loss before stock‑based compensation, litigation‑related costs, amortization of acquired intangible assets and amortization of debt discount and issuance costs. We define non‑GAAP net loss as net loss and comprehensive loss before stock‑based compensation and amortization of acquired intangible assets, amortization of debt discount and issuance costs, and related tax effects. We define free cash flows as operating cash flows less purchases of property and equipment.

We believe non‑GAAP operating profit (loss) and non-GAAP net loss provide investors and other users of our financial information consistency and comparability with our past financial performance and facilitate period to period comparisons of operations. We believe non‑GAAP operating profit (loss) and non-GAAP net loss are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We believe information regarding free cash flows provides useful information to investors because it is an indicator of the strength and performance of our business operations.

We use non‑GAAP operating profit (loss), non-GAAP net loss and free cash flows in conjunction with traditional GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non‑GAAP operating profit (loss), non-GAAP net loss and free cash flows should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.

We compensate for these limitations by providing investors and other users of our financial information a reconciliation of non‑GAAP operating profit (loss) to loss from operations, non-GAAP net loss to net loss, and free cash flows, to the related GAAP financial measure. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non‑GAAP operating profit (loss), non-GAAP net loss, and free cash flows in conjunction with loss from operations, net loss, and the consolidated statements of cash flows. The following tables provide a reconciliation of loss from operations to non‑GAAP operating profit (loss), from net loss to non-GAAP net loss, and from net cash provided by operating activities to free cash flows:

	Three Months Ended
	April 30,
	2018	2017
	(in thousands)
Loss from operations	$(12,069)	$(10,387)
Stock-based compensation	11,312	5,277
Amortization of acquired intangible assets	1,074	486
Non-GAAP operating profit (loss)	$317	$(4,624)

	Three Months Ended
	April 30,
	2018	2017
	(in thousands)
Net loss	$(15,454)	$(10,038)
Stock-based compensation	11,312	5,277
Amortization of acquired intangible assets	1,074	486
Amortization of debt discount and issuance costs	2,748	—
Aggregate adjustment for income taxes	(217)	(175)
Non-GAAP net loss	$(537)	$(4,450)

	Three Months Ended
	April 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$12,636	$6,943
Less: purchases of property and equipment	(1,124)	(996)
Free cash flows	$11,512	$5,947

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

Subscription fees are recognized ratably as revenues over the contract term beginning on the date the application is made available to the customer. Our new business subscriptions typically have a term of three years. We generally invoice our customers in annual installments at the beginning of each year in the subscription period. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period. Amounts that will be invoiced and recognized as revenue in future periods are reflected as remaining performance obligations within our notes to our condensed consolidated financial statements.

Professional services revenues consist primarily of fees associated with the implementation and configuration of our subscription service. Professional services are generally sold on a fixed-fee or time-and-materials basis. Revenue for time-and-material arrangements is recognized as the services are performed.  Revenue for fixed-fee and other types of arrangements is also recognized over-time as services are performed.  We have the ability to accurately estimate professional services costs on a project basis.  For fixed-fee and other types of arrangements, we recognize revenue on the basis of incurred project costs relative to total estimated project costs to satisfy the performance obligation.

Our professional services engagements typically span from a few weeks to several months. For this reason, our professional services revenues may fluctuate significantly from period to period. The terms of our typical professional services arrangements provide that our customers pay us within 30 days from the invoice date. Fixed-fee services arrangements are generally invoiced in advance. We have made significant investments in our professional services business that are designed to ensure customer success and adoption of our platform. We are continuing to invest in expanding our professional services partner ecosystem to further support our customers. As the professional services practices of our partner firms continue to develop, we expect them to increasingly contract directly with our subscription customers and we incentivize our sales force to further this objective.

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

Professional Services and Other Cost of Revenues

Cost of professional services and other cost of revenues consist primarily of personnel and related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses and stock-based compensation; the costs of contracted third-party vendors; and allocated overhead. These costs are generally expensed in the period incurred.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Commissions earned by our sales force that are considered incremental costs for obtaining a noncancellable subscription contract are deferred and amortized over a period of benefit that we have determined to be five years. Other sales and marketing costs include promotional events to promote our brand, including our INSPIRE conferences, advertising, allocated overhead and amortization of customer relationships and trademark.

General and Administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, recruiting, and administrative personnel, including salaries, benefits, bonuses and stock-based compensation expense; professional fees for external legal, accounting, recruiting and other consulting services; allocated overhead costs; and legal settlements.

Interest Expense

Interest expense consists primarily of interest expense associated with our convertible senior notes issued in January 2018.

Interest Income and Other, Net

Interest income and other, net consists primarily of the effects of exchange rates on our foreign currency-denominated asset and liability balances, in addition to interest income earned on our cash and cash equivalents. All translation adjustments are recorded as foreign currency gains (losses) in the consolidated statements of operations.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended
	April 30,
	2018	2017
	(in thousands)
Revenues:
Subscription services	$49,966	$35,664
Professional services and other	6,386	5,473
Total revenues	56,352	41,137
Cost of revenues:
Subscription services	11,174	7,996
Professional services and other	6,951	5,501
Total cost of revenues	18,125	13,497
Gross profit	38,227	27,640
Operating expenses:
Research and development	13,201	9,171
Sales and marketing	24,660	20,679
General and administrative	12,435	8,177
Total operating expenses	50,296	38,027
Loss from operations	(12,069)	(10,387)
Interest expense	(2,973)	—
Interest income and other, net	78	433
Loss before provision for income taxes	(14,964)	(9,954)
Provision for income taxes	490	84
Net loss	$(15,454)	$(10,038)

	Three Months Ended
	April 30,
	2018	2017
Revenues:
Subscription services	89%	87%
Professional services and other	11	13
Total revenues	100	100
Cost of revenues:
Subscription services	20	19
Professional services and other	12	13
Total cost of revenues	32	32
Gross profit	68	68
Operating expenses:
Research and development	23	22
Sales and marketing	44	50
General and administrative	22	20
Total operating expenses	89	92
Loss from operations	(21)	(24)
Interest expense	(5)	—
Interest income and other, net	—	1
Loss before provision for income taxes	(26)	(23)
Provision for income taxes	1	—
Net loss	(27)%	(23)%

Three Months Ended April 30, 2018 and April 30, 2017

Revenues

	Three Months Ended
	April 30,
	2018	2017	% Change
	(in thousands)
Subscription services	$49,966	$35,664	40%
Professional services and other	6,386	5,473	17%
Total revenues	$56,352	$41,137	37%

Total revenues were $56.4 million for the three months ended April 30, 2018 compared to $41.1 million for the three months ended April 30, 2017, an increase of $15.3 million, or 37%. Subscription services revenues were $50.0 million, or 89% of total revenues, for the three months ended April 30, 2018, compared to $35.7 million, or 87% of total revenues, for the three months ended April 30, 2017. This increase in absolute dollars was primarily due to the acquisition of new customers and the sale of additional modules and users to existing customers, and to a lesser extent, new revenues generated by the acquisitions completed during the second and fourth quarters of fiscal year ended January 31, 2018. Professional services revenues were $6.4 million for the three months ended April 30, 2018 compared to $5.5 million for the three months ended April 30, 2017. The increase of $0.9 million, or 17%, was primarily due to new revenues generated from acquisitions completed during the second and fourth quarter of the fiscal year ended January 31, 2018 and an increase in customers and training revenues, partially offset by revenues recognized under the completed performance method of accounting during the three months ended April 30, 2017, which did not repeat during the three months ended April 30, 2018. During the year ended January 31, 2018, we have fully recognized professional services revenue from contracts for which revenue was recognized under the completed contract method.

Cost of Revenues

	Three Months Ended
	April 30,
	2018	2017	% Change
	(in thousands)
Subscription services	$11,174	$7,996	40%
Professional services and other	6,951	5,501	26%
Total cost of revenues	$18,125	$13,497	34%

Cost of subscription services was $11.2 million for the three months ended April 30, 2018 compared to $8.0 million for the three months ended April 30, 2017, an increase of $3.2 million, or 40%. The increase in cost of subscription services was primarily due to an increase of $1.4 million in employee compensation costs related to higher headcount, an increase of $1.1 million in hosting fees to accommodate increased customer spend, and an increase of $0.7 million in other costs driven by our overall growth.

Cost of professional services was $7.0 million for the three months ended April 30, 2018 compared to $5.5 million for the three months ended April 30, 2017, an increase of $1.5 million, or 26%. The increase in cost of professional services was primarily due to an increase of $1.3 million in employee compensation costs related to higher headcount, and an increase of $0.2 million related to allocated facilities and other costs driven by our overall growth.

Gross Profit

	Three Months Ended
	April 30,
	2018	2017	% Change
	(in thousands)
Gross profit	$38,227	$27,640	38%

Gross profit was $38.2 million for the three months ended April 30, 2018 compared to $27.6 million for the three months ended April 30, 2017, an increase of $10.6 million, or 38%. The increase in gross profit is mainly the result of the increase in our subscription services revenues due primarily to the addition of new customers during the period. Gross profit as a percentage of revenue remained at 68% for each of the three months ended April 30, 2018 and 2017.

Operating Expenses

Research and Development

	Three Months Ended
	April 30,
	2018	2017	% Change
	(in thousands)
Research and development	$13,201	$9,171	44%

Research and development expenses were $13.2 million for the three months ended April 30, 2018 compared to $9.2 million for the three months ended April 30, 2017, an increase of $4.0 million, or 44%. The increase was primarily due to an increase of $3.6 million in employee compensation costs related to higher headcount and an increase of $0.4 million related to allocated facilities and other costs driven by our overall growth. We expect research and development expenses will continue to increase in fiscal 2019 in absolute dollars as we continue to invest in research and development activities.

Sales and Marketing

	Three Months Ended
	April 30,
	2018	2017	% Change
	(in thousands)
Sales and marketing	$24,660	$20,679	19%

Sales and marketing expenses were $24.7 million for the three months ended April 30, 2018 compared to $20.7 million for the three months ended April 30, 2017, an increase of $4.0 million, or 19%. The increase was primarily due to an increase of $3.5 million in employee compensation costs related to higher headcount, an increase of $0.4 million in marketing and events costs, an increase of $0.3 million related to amortization of intangible assets, and an increase of $0.6 million related to allocated facilities, travel and other costs, offset by a decrease of $0.8 million in commission expenses due to adoption of the new revenue standard as of February 1, 2018. We expect sales and marketing expenses will increase in absolute dollars next quarter due to costs associated with our US based annual INSPIRE user conference and will increase in fiscal 2019 due to the continuing expansion of our global sales and marketing activities.

General and Administrative

	Three Months Ended
	April 30,
	2018	2017	% Change
	(in thousands)
General and administrative	$12,435	$8,177	52%

General and administrative expenses were $12.4 million for the three months ended April 30, 2018 compared to $8.2 million for the three months ended April 30, 2017, an increase of $4.2 million, or 52%. The increase was primarily due to $3.7 million in employee compensation costs related to higher headcount, an increase of $0.2 million for professional and outside service costs, and an increase of $0.3 million related to allocated facilities and other costs driven by our overall growth.  We expect general and administrative expenses will continue to increase in fiscal 2019 in absolute dollars due to the growth of our company.

Interest Expense

	Three Months Ended
	April 30,
	2018	2017	% Change
	(in thousands)
Interest expense	$2,973	$—	—

Interest expense was $3.0 million for the three months ended April 30, 2018 compared to a zero balance for the three months ended April 30, 2017. The $3.0 million increase in interest expense was due to our convertible senior notes issued in the fourth quarter of fiscal 2018.

Interest Income and Other, Net

	Three Months Ended
	April 30,
	2018	2017	% Change
	(in thousands)
Interest income and other, net	$78	$433	(82%)

Interest income and other, net was $0.1 million for the three months ended April 30, 2018 compared to $0.4 million for the three months ended April 30, 2017, a decrease in interest income of of $0.3 million, or 82%. The decrease in interest income was due to a $1.1 million decrease in net currency gains, primarily driven by the weakened British Pound and Euro during the period, offset by $0.8 million increase in interest income earned from our greater money market funds balance.

Provision for Income Taxes

	Three Months Ended
	April 30,
	2018	2017	% Change
	(in thousands)
Provision for income taxes	$490	$84	483%

Provision for income taxes was $0.5 million for the three months ended April 30, 2018 compared to $0.1 million for the three months ended April 30, 2017, an increase of $0.4 million, or 483%. The increase was primarily due to an increase in the provision for foreign taxes.

Liquidity and Capital Resources

As of April 30, 2018, our principal sources of liquidity were cash and cash equivalents totaling $430 million. We had an outstanding debt in the form of convertible senior notes with a $230 million principle amount as of April 30, 2018. Our cash equivalents are comprised primarily of bank deposits and money market funds. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months.

Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of our services and the repayment of debt. We may enter into arrangements in the future to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.

Operating Activities

Cash provided by operating activities of $12.6 million for the three months ended April 30, 2018 was due to a net loss of $15.5 million, offset by stock-based compensation of $11.3 million, depreciation and amortization, including deferred commissions, of $3.2 million, and amortization of debt discount and issuance costs of $2.8 million. The net change in operating assets and liabilities was favorable primarily due to a $14.3 million decrease in accounts receivable from the collection of customer payments, in addition to other operating activities generating a cash inflow of $4.5 million, partially offset by an unfavorable variance due to the decrease of $4.4 million in deferred revenue, increase of $1.9 million in capitalized deferred commissions and $1.7 million in prepaids expenses and other current assets.

Cash provided by operating activities of $6.9 million for the three months ended April 30, 2017, was primarily due to a net loss of $10.0 million, partially offset by stock-based compensation of $5.3 million, and depreciation and amortization, including deferred commissions, of $2.6 million. The net change in operating assets and liabilities was favorable primarily due to a change in accounts receivable and accrued expenses and other liabilities of $13.1 million, partially offset by an unfavorable variance due to the decrease in deferred revenue of $2.2 million, an increase in capitalized deferred commissions of $0.9 million and prepaid and other assets for $1.0 million.

Investing Activities

Cash used in investing activities for the three months ended April 30, 2018 of $2.3 million was primarily related to the payment of a holdback amount in connection with a previous business acquisition, and $1.1 million for purchases of property and equipment.

Cash used in investing activities for the three months ended April 30, 2017, of $1.1 million was primarily related to $1.0 million for purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the three months ended April 30, 2018 of $6.8 million was primarily due to $3.3 million in proceeds from the exercise of stock options and $4.1 million from the proceeds received for common stock issued under the ESPP plan, offset by the payment of $0.6 million in issuance costs related to the issuance of our convertible notes in January 2018.

Cash provided by financing activities for the three months ended April 30, 2017, of $30.6 million, was primarily due to the $23.0 million in net proceeds raised in our follow-on offering, $4.5 million in proceeds from the exercise of stock options and $3.0 million from the proceeds received for common stock issued under the ESPP plan.

Off-Balance Sheet Arrangements

Through April 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

Our principal commitments and contractual obligations consist of our senior notes due in 2023, obligations under operating leases for office facilities and contractual purchase obligations for hosting services that support our business operations. The following table summarizes our non-cancelable contractual obligations as of April 30, 2018:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Convertible notes	$230,000	$-	$-	$230,000	$-
Aggregate interest obligations (1)	4,104	854	1,713	1,537	-
Operating lease obligations	35,303	6,237	12,647	11,529	4,890
Purchase obligations	4,218	4,218	-	-	-
Total contractual obligations	$273,625	$11,309	$14,360	$243,066	$4,890
(1)	Represents estimated aggregate interest obligations for our outstanding Convertible Notes that are payable in cash.

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

With the exception of changes described within Note 2, “Significant Accounting Policies” due to the adoption of ASU No. 2014-09, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended January 31, 2018.

Recent Accounting Pronouncements

Refer to Note 2, “Significant Accounting Policies” in the notes to our condensed consolidated financial statements for analysis of recent accounting pronouncements that are applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling and Swedish Krona. Due to the relative size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We performed a sensitivity analysis as of April 30, 2018 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate $501,000 impact on our current quarter net loss. We expect our international operations to continue to grow in the near term and we are continually monitoring the foreign currency exposure to determine when we should begin a hedging program. The substantial majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.

Market Risk and Market Interest Risk

In January 2018, we issued $230 million aggregate principal amount of 0.375% convertible senior notes due 2023. Our Convertible Notes have fixed annual interest rates at 0.375% and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the values of the Convertible Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the convertible senior notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

Our exposure to interest rate risk also is related to our interest-bearing assets, primarily our cash and cash equivalent. Fluctuations in interest rates impact the yield of the investment. A hypothetical 100 basis points increase in interest rates would have impacted interest income by $1.0 million and $0.5 million for the three months ended April 30, 2018 and 2017, respectively.

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

Changes in Internal Control Over Financial Reporting

Other than enhancements and modifications to existing internal controls and procedures to ensure compliance with ASC 606 ,  there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Any success that we may experience in the future will depend, in large part, on our ability to manage the risks discussed herein and to, among other things:

•	retain and expand our customer base on a cost-effective basis;
•	successfully compete in our markets;
•	continue to add features and functionality to our platform to meet customer demand;
•	increase revenues from existing customers as they add users or purchase additional modules;
•	continue to invest in research and development;
•	scale our internal business operations in an efficient and cost-effective manner;
•	scale our global customer success organization to make our customers successful in their business spend management deployments;
•	help our partners to be successful in deployments of our platform;
•	successfully expand our business domestically and internationally;
•	successfully protect our intellectual property and defend against intellectual property infringement claims;
•	hire, integrate and retain professional and technical talent; and
•	successfully integrate companies and technologies that we acquire.

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

Our quarterly results of operations, as well as our key metrics discussed elsewhere in this quarterly report, including the levels of our revenues, gross margin, cash flow and deferred revenue, may vary significantly in the future and period-to-period comparisons of our operating results and key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, as a result they may not fully reflect the underlying performance of our business. These quarterly fluctuations may negatively affect the value of our common stock. Factors that may cause these fluctuations include, without limitation:

•	our ability to attract new customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	the timing of recognition of revenues;
•	the amount and timing of operating expenses;
•	general economic, industry and market conditions, both domestically and internationally;
•	the timing of our billing and collections;
•	customer renewal and expansion rates;
•	significant security breaches of, technical difficulties with, or interruptions to the delivery and use of our products on our platform;
•	the amount and timing of completion of professional services engagements;
•	increases or decreases in the number of users for our platform, increases or decreases in the modules purchased for our platform or pricing changes upon any renewals of customer agreements;
•	changes in our pricing policies or those of our competitors;
•	seasonal variations in sales of our software subscriptions, which have historically been highest in the fourth quarter of a calendar year but may vary in future quarters;
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

We have in the past acquired and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, in May 2017, we purchased substantially all of the issued and outstanding capital stock held by shareholders of Trade Extensions TradeExt AB, a Swedish corporation that specializes in strategic sourcing, and in December 2017, we acquired Simeno Holdings AG, a catalog management company. Acquisitions may disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business.

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

We have incurred significant losses in each period since our inception in 2006. We incurred net losses of $43.8 million, $37.6 million and $46.2 million in the fiscal years ended January 31, 2018, 2017 and 2016, respectively and we incurred net losses of $15.6 million for our fiscal quarter ended April 30, 2018. We had an accumulated deficit of $204.5 million and $160.5 million at January 31, 2018 and 2017, respectively, and we had an accumulated deficit of $214.5 million at April 30, 2018. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses because costs associated with acquiring customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for shorter periods). You should not consider our recent growth in revenues as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a midterm or long term basis.

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

If we are unable to maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. While we were able to determine the effectiveness of our internal controls over financial reporting in our management’s report as of January 31, 2018, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, in the future, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion, or otherwise assert that our internal controls are effective, and additionally, our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal controls over financial reporting.

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

All of these domestic and international legislative and regulatory initiatives may adversely affect our customers’ ability to process, handle, store, use and transmit demographic and personal information from their employees, customers and suppliers, which could reduce demand for our platform. The European Union (“EU”) and many countries in Europe have stringent privacy laws and regulations, which may affect our ability to operate cost effectively in certain European countries. In particular, the EU has adopted the General Data Protection Regulation (“GDPR”) which went into effect in May 2018 and contains numerous requirements and changes, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. We may find it necessary to establish systems to maintain personal data originating from the EU in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 35%, 32% and 28% of our total revenues for the fiscal years ended January 31, 2018, 2017 and 2016, respectively, and constituted 39% of our total revenues for our fiscal quarter ended April 30, 2018. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to continue to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

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

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the enterprise software industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. In particular, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the Euro zone, including instability surrounding “Brexit,” the United Kingdom’s decision to exit the European Union. We have operations, as well as current and potential new customers, throughout most of Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, many customers may delay or reduce their information technology spending.

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

We adopted the new revenue recognition standard on February 1, 2018 using a modified retrospective approach. One of the impacts of the new standard on us is the removal of the previous limitation on contingent revenue. In addition, commissions accounting under the new standard is significantly different than our previous capitalization policy. The new standard results in additional types of costs that are capitalized and amounts that are amortized over a period longer than our previous policy of amortizing the deferred amounts over the specific revenue contract-terms. Specifically, incremental contract costs will be deferred and amortized over an estimated customer life of five years, which is calculated based on quantitative and qualitative factors. The new standard also requires incremental disclosures including information about the remaining performance obligations. We have implemented control activities related to the new standard, particularly related to evaluating the impact of the standard on our revenue recognition policies, the determination of average customer life, and the new disclosure requirements, and did not require the implementation of new information technology systems.

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

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes and could also impact the trading price of the Convertible Notes. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock has ranged from $22.50 to $50.90 through April 30, 2018. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, for whatever reason, could cause the market price of our common stock to decline or make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate and could impair our ability to raise capital through the sale of additional equity or equity linked securities.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us, the trading price for our common stock and the trading price of the Convertible Notes will be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price and the trading price of the Convertible Notes will likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume, and the trading price of the Convertible Notes, to decline.

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

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

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

Coupa Software Incorporated

Date: June 6, 2018	By:	/s/ Robert Bernshteyn
Robert Bernshteyn
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: June 6, 2018	By:	/s/ Todd Ford
Todd Ford
Chief Financial Officer (Principal Financial Officer)