Form 10-Q
period 2018-07-31
Coupa Software Inc
filed 2018-09-06
CIK 1385867

•	F10%
•	xx

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

As of September 4, 2018, the Registrant had 58,062,517 shares of common stock, $0.0001 par value per share, outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, customer lifetime value, strategy and plans, market size and opportunity, competitive position, industry environment, potential growth opportunities, product capabilities, our expectations for future operations and our convertible senior notes, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	July 31,	January 31,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$282,061	$412,903
Marketable securities	161,310	-
Accounts receivable, net of allowances	49,777	61,366
Prepaid expenses and other current assets	9,193	10,952
Deferred commissions, current portion	5,464	3,756
Total current assets	507,805	488,977
Property and equipment, net	7,610	5,186
Deferred commissions, net of current portion	13,848	3,896
Goodwill	44,410	44,410
Intangible assets, net	17,850	20,020
Other assets	5,358	9,961
Total assets	$596,881	$572,450
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,275	$1,342
Accrued expenses and other current liabilities	30,320	26,643
Deferred revenue, current portion	127,809	125,714
Convertible senior notes, net	168,652	-
Total current liabilities	330,056	153,699
Convertible senior notes, net	-	163,010
Deferred revenue, net of current portion	1,130	2,316
Other liabilities	13,008	12,880
Total liabilities	344,194	331,905
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at July 31, 2018 and January 31, 2018; zero shares issued and outstanding at July 31, 2018 and January 31, 2018	-	-
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at July 31, 2018 and January 31, 2018; 57,881,483 and 55,712,342 shares issued and outstanding at July 31, 2018 and January 31, 2018, respectively	6	6
Additional paid-in capital	481,543	445,318
Accumulated other comprehensive loss	(221)	(298)
Accumulated deficit	(228,641)	(204,481)
Total stockholders’ equity	252,687	240,545
Total liabilities and stockholders’ equity	$596,881	$572,450

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Revenues:
Subscription services	$55,374	$39,764	$105,340	$75,428
Professional services and other	6,277	4,787	12,663	10,260
Total revenues	61,651	44,551	118,003	85,688
Cost of revenues:
Subscription services	11,773	9,025	22,947	17,021
Professional services and other	6,867	5,923	13,818	11,424
Total cost of revenues	18,640	14,948	36,765	28,445
Gross profit	43,011	29,603	81,238	57,243
Operating expenses:
Research and development	13,415	10,720	26,616	19,892
Sales and marketing	26,580	23,812	51,240	44,490
General and administrative	13,640	9,430	26,075	17,607
Total operating expenses	53,635	43,962	103,931	81,989
Loss from operations	(10,624)	(14,359)	(22,693)	(24,746)
Interest expense	(3,122)	(6)	(6,095)	(6)
Interest income and other, net	372	713	450	1,147
Loss before provision for income taxes	(13,374)	(13,652)	(28,338)	(23,605)
Provision for income taxes	480	90	970	175
Net loss	$(13,854)	$(13,742)	$(29,308)	$(23,780)
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.26)	$(0.52)	$(0.46)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	56,966	52,749	56,429	51,681

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Net loss	$(13,854)	$(13,742)	$(29,308)	$(23,780)
Other comprehensive gain in relation to defined benefit plans, net of tax	69	-	109	-
Unrealized loss on marketable securities, net of tax	(32)	-	(32)	-
Comprehensive loss	$(13,817)	$(13,742)	$(29,231)	$(23,780)

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 31,
	2018	2017
Cash flows from operating activities
Net loss	$(29,308)	$(23,780)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,997	3,613
Accretion of discounts on marketable securities, net	(295)	-
Amortization of deferred commissions	2,660	2,011
Amortization of debt discount and issuance costs	5,642	-
Stock-based compensation	24,870	12,916
Other	(541)	202
Changes in operating assets and liabilities:
Accounts receivable	11,583	11,854
Prepaid expenses and other current assets	625	1,802
Other assets	130	676
Deferred commissions	(5,285)	(1,873)
Accounts payable	1,955	(299)
Accrued expenses and other liabilities	5,260	5,158
Deferred revenue	2,651	3,841
Net cash provided by operating activities	23,944	16,121
Cash flows from investing activities
Purchase of marketable securities	(160,500)	-
Acquisitions, net of cash acquired	(1,178)	(39,073)
Purchase of property and equipment	(3,416)	(2,101)
Net cash used in investing activities	(165,094)	(41,174)
Cash flows from financing activities
Payment of issuance costs for the issuance of convertible senior notes	(639)	-
Proceeds from issuance of common stock, net of underwriting discounts, commissions and offering costs	-	22,264
Proceeds from the exercise of common stock options	6,810	6,383
Proceeds from issuance of common stock for employee stock purchase plan	4,137	3,025
Net cash provided by financing activities	10,308	31,672
Net (decrease) increase in cash, cash equivalents, and restricted cash	(130,842)	6,619
Cash, cash equivalents, and restricted cash at beginning of year	412,976	201,972
Cash, cash equivalents, and restricted cash at end of period	$282,134	$208,591

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$282,061	$208,340
Restricted cash included in prepaid expenses and other current assets	-	251
Restricted cash included in other assets	73	-
Total cash, cash equivalents, and restricted cash	$282,134	$208,591

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 31,
	2018	2017
Supplemental disclosure of cash flow data
Cash paid for income taxes	$3,536	$433
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised stock options	$182	$263
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$677	$63

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2018 filed with the SEC on March 28, 2018 (the “Form 10-K”). The condensed consolidated financial statements include the results of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated during consolidation.

The condensed consolidated balance sheet as of January 31, 2018, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.  Certain amounts in the condensed consolidated financial statements and notes to the condensed consolidated financial statements for the prior period have been reclassified to conform to the presentation for the three and six months ended July 31, 2018. Net operating results have not been affected by these reclassifications.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

There have been no changes to our significant accounting policies described in the Form 10-K for the year ended January 31, 2018 except for changes applied due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers and in relation to the Company’s recent marketable securities activities. Refer to “Recently Adopted Accounting Pronouncements.”

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including, but not limited to, the valuation of accounts receivable, the lives of tangible and intangible assets, stock-based compensation, the valuation of acquired intangible assets and the recoverability or impairment of tangible and intangible assets, including goodwill, stock-based compensation, revenue recognition, the valuation of acquired assets and liabilities assumed, the fair value of marketable securities, convertible senior notes fair value, the benefit period of deferred commissions, and provisions for income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.

Concentration of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities, and accounts receivable. Cash deposits exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation. The Company has not experienced any losses on its deposits of cash and cash equivalents to date.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss consists of net loss, an other comprehensive gain in relation to defined benefits plans, net of tax, and an unrealized loss on marketable securities, net of tax. The other comprehensive gain represents net deferred gains and losses and prior service costs and credits for defined benefit pension plans. The unrealized loss represents net unrealized gains and losses from the Company’s marketable securities and cash equivalents.

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

Professional Services Revenues and Other

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

Refer to Note 14, “Significant Customers and Geographic Information” for additional information on disaggregated revenue during the period.

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

The determination of standalone selling price (“SSP”) for each distinct performance obligations requires judgment.  The Company determines SSP for performance obligations based on overall pricing objectives, which take into consideration market conditions and entity-specific factors. This includes a review of historical data related to the size of arrangements, the cloud applications being sold, customer demographics and the numbers and types of users within the arrangements.  The Company uses a range of amounts to estimate SSP for performance obligations.  There is typically more than one SSP for individual products and services due to the stratification of those products and services by considerations such as size and type of customer.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. The Company records a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Subscription services and certain professional services arrangements are commonly billed in advance, recognized as deferred revenue, and then amortized as revenue over time.  However, other professional services arrangements, primarily those recognized on a time-and-materials basis, are billed in arrears following services that have been rendered.  This may result in revenue recognition greater than invoiced amounts which results in a receivable balance.  Receivables represent an unconditional right to payment. As of July 31, 2018 and January 31, 2018, the balance of accounts receivable, net of the allowance for doubtful accounts, was $49.8 million and $61.4 million, respectively.  Of these balances, $1.1 million and $1.2 million represent unbilled receivable amounts as of July 31, 2018 and January 31, 2018, respectively.

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

At any point in the contract term, transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied.  These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods.  As of July 31, 2018, approximately $390.1 million of revenue is expected to be recognized from remaining performance obligations, a majority of which is related to multi-year subscription arrangements.  The Company expects to recognize revenue on approximately three fourths of these remaining performance obligations within the next 24 months and the remainder thereafter.  The Company applies the practical expedient to exclude remaining performance obligations that are part of contracts with an original expected duration of one year or less. During the three and six months ended July 31, 2018, the revenue recognized from performance obligations satisfied in prior periods was approximately $834,000 and $756,000.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the normal course of business, and does not require cash collateral or other security to support the collection of customer receivables. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, historical experience, and communications with customers, and provides a reserve when needed. Accounts receivable are written off when deemed uncollectible. The allowance for doubtful accounts was not material at July 31, 2018 and January 31, 2018.

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancellable contracts that have not yet been billed. During the three and six months ended July 31, 2018, the Company recognized revenue of $51.4 million that was included in the deferred revenue balance as of April 30, 2018 and $85.8 million that was included in the deferred revenue balance as of January 31, 2018.

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

Deferred commissions totaled $19.3 million at July 31, 2018.  For the three and six months ended July 31, 2018, $1.5 million and $2.7 million of deferred commissions were amortized to sales and marketing expense in the accompanying condensed consolidated statements of operations.

Marketable Securities

Marketable securities consist of financial instruments such as U.S. treasury securities, U.S. agency obligations, corporate notes and bonds, commercial paper, and asset backed securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at estimated fair value.

Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. The Company evaluates its marketable securities to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other than temporary if they are related to a deterioration in credit risk or if it is likely that the Company will sell the securities before recovering its cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in Interest income and other, net in the condensed consolidated statements of operations.

If quoted prices for identical instruments are available in an active market, marketable securities are classified within Level 1 of the fair value hierarchy. If quoted prices for identical instruments in active markets are not available, fair values are estimated using quoted prices of similar instruments and are classified within Level 2 of the fair value hierarchy.

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

The impact of adoption on the condensed consolidated statements of cash flows for the six months ended July 31, 2018 was immaterial.  The impact to sales and marketing expense within the condensed consolidated statements of operations was a decrease of approximately $1.3 million and $2.1 million for the three and six months ended July 31, 2018, respectively, due to deferred commission costs that would have been expensed prior to adoption of the new standard. The following table summarizes the effects of the new revenue standard for revenue recognition on line items within the Condensed Consolidated Balance Sheets (in thousands):

	As of July 31, 2018
	Prior to Adoption of the New Revenue Standard	Adjustments for the New Revenue Standard	As Adjusted
Assets
Deferred commissions, current portion	$4,080	$1,384	$5,464
Deferred commissions, net of current portion	4,097	9,751	13,848
Liabilities and Stockholders’ Equity
Deferred revenue, current portion	129,654	(1,845)	127,809
Deferred revenue, net of current portion	1,168	(38)	1,130
Accumulated deficit	(215,623)	13,018	(228,641)

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

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company plans to adopt this new standard in the first quarter of fiscal 2020. Upon adoption, the Company will recognize right-of-use assets and operating lease liabilities on the Company’s condensed consolidated balance sheets, which will increase total assets and total liabilities. The Company is continuing to evaluate the accounting, transition, and disclosure requirements of this standard.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260)-Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). The amendments in Part I ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments in Part II of ASU 2017-11 recharacterize the indefinite deferral of certain provisions of Topic 480 with a scope exception and do not have an accounting effect. This accounting standard update is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is currently evaluating the impact of adopting ASU 2017-11 on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which provides the option to reclassify certain income tax effects related to the Tax Cuts and Jobs Act passed in December of 2017 between accumulated other comprehensive income and retained earnings and also requires additional disclosures.  ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  Adoption of ASU 2018-02 is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized.  The Company is currently evaluating the impact of adopting ASU 2018-02 on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-Employee Share Based Payment Accounting (“ASU 2018-07”), with an intent to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees. The amendments in ASU 2018-07 provide for the simplification of the measurement of share-based payment transactions for acquiring goods and services from non-employees. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This standard expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, aligning the accounting for share-based payments to nonemployees and employees. ASU 2018-17 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2018-07 on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2021, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2021 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company is currently evaluating the impact of adopting ASU 2018-13 on its consolidated financial statements.

Note 3. Marketable Securities

The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets at July 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. agency obligations	$26,713	$1	$(7)	$26,707
U.S. treasury securities	80,974	1	(7)	80,968
Corporate notes and bonds	24,809	1	(14)	24,796
Commercial paper	18,887	1	-	18,888
Asset backed securities	9,959	-	(8)	9,951
Total marketable securities	$161,342	$4	$(36)	$161,310

As of July 31, 2018, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$145,171
Due in one year through five years	16,139
$161,310

The Company does not believe that any unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence . To determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value and its intent and ability to retain the marketable securities for a period of time sufficient to allow for any anticipated recovery in fair value. The Company considers all marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities as current assets in the accompanying condensed consolidated balance sheets. The realized gains and losses from sales of marketable securities during the period were immaterial.

Note 4. Business Combinations

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

The major classes of assets and liabilities to which the Company has allocated the fair value of purchase consideration were as follows (in thousands):

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

The Company incurred costs related to this acquisition of approximately $445,000 during the year ended January 31, 2018 and no significant costs were incurred during the six months ended July 31, 2018. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.

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

The major classes of assets and liabilities to which the Company has allocated the fair value of purchase consideration were as follows (in thousands):

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

Note 5. Fair Value Measurements

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
July 31, 2018
Cash equivalents:
Money market funds	$233,458	$-	$-	$233,458
U.S. agency obligations	-	8,394	-	8,394
U.S. treasury securities	-	9,228	-	9,228
Commercial paper	-	4,986	-	4,986

Marketable securities:
U.S. agency obligations	-	26,707	-	26,707
U.S. treasury securities	-	80,967	-	80,968
Corporate notes and bonds	-	24,797	-	24,796
Commercial paper	-	18,888	-	18,888
Asset backed securities	-	9,951	-	9,951

January 31, 2018
Money market funds (1)	389,357	-	-	389,357

(1)	Included in cash and cash equivalents.

The Company carries Convertible Senior Notes (the “Convertible Notes”) at face value less unamortized discount and issuance costs on its consolidated balance sheet, and presents the fair value for required disclosure purposes only. As of July 31, 2018, the fair value of the Convertible Notes was $339.1 million. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on the quoted bid prices of the Convertible Notes on the last trading day of each reporting period. As of January 31, 2018, the fair value of the Convertible Notes approximated its carrying amount at that time. For further information on the Convertible Notes see Note 9.

Note 6. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	July 31,	January 31,
	2018	2018
Furniture and equipment	$2,524	$1,897
Software development costs	20,276	16,574
Leasehold improvements	790	557
Construction in progress	-	149
Total property and equipment	23,590	19,177
Less: accumulated depreciation and amortization	(15,980)	(13,991)
Property and equipment, net	$7,610	$5,186

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $180,000 and $124,000 for the three months ended July 31, 2018 and 2017, respectively and $376,000 and $239,000 for the six months ended July 31, 2018 and 2017, respectively.

Amortization expense related to software development costs was approximately $787,000 and $1.0 million for the three months ended July 31, 2018 and 2017, respectively, and $1.6 million and $2.0 million for the six months ended July 31, 2018 and 2017, respectively.

Note 7. Goodwill and Other Intangible Assets

Goodwill

Goodwill was $44.4 million as of July 31, 2018 and January 31, 2018.

Other Intangible Assets

The following table summarizes the other intangible asset balances (in thousands):

	As of
	July 31, 2018			January 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$20,035	$(5,782)	14,253	$19,385	$(4,153)	15,232
Customer relationships	4,694	(1,097)	3,597	4,694	(597)	4,097
Trademarks	160	(160)	-	160	(119)	41
In-process research and development	-	-	-	650	-	650
Total other intangible assets	$24,889	$(7,039)	$17,850	$24,889	$(4,869)	$20,020

Amortization expense related to other intangible assets was approximately $1.1 million and $977,000 for the three months ended July 31, 2018 and 2017, respectively, and $2.2 million and $1.5 million for the six months ended July 31, 2018 and 2017, respectively.

As of July 31, 2018, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2019 (remaining six months)	$2,175
2020	4,283
2021	4,264
2022	3,839
2023	1,546
Thereafter	1,743
Total	$17,850

Note 8. Common Stock and Stockholders’ Equity

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

Preferred Stock

As of July 31, 2018, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.

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

As of July 31, 2018, the Company had 6,209,247 shares of its common stock available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will automatically increase on the first day of each fiscal year during the term of the 2016 Plan by a number of shares equal to 5% of its outstanding shares of common stock on the last day of the prior fiscal year. The number and class of shares reserved under the Company’s 2016 Plan will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the six months ended July 31, 2018 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at January 31, 2018	9,301,253	$7.19	7.30	$288,713
Option grants	553,697	$48.47	-	-
Options exercised	(1,535,214)	$4.44	-	-
Options forfeited	(147,580)	$9.79	-	-
Balance at July 31, 2018	8,172,156	$10.46	7.17	$415,580
Vested and expected to vest at July 31, 2018	8,172,156	$10.46	7.17	$415,580
Exercisable at July 31, 2018	5,140,735	$6.25	6.65	$283,047

The options exercisable as of July 31, 2018 include options that are exercisable prior to vesting. The aggregate intrinsic value of options vested and exercisable as of July 31, 2018 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of July 31, 2018. The aggregate intrinsic value of exercised options was $42.5 million and $16.8 million for the three months ended July 31, 2018 and 2017, respectively, and $74.6 million and $44.5 million for the six months ended July 31, 2018 and 2017, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The weighted-average grant date fair value of options granted was $21.56 and $11.04 per share for the six months ended July 31, 2018 and 2017, respectively. No options were granted for the three months ended July 31, 2018 or 2017.

Early Exercises of Stock Options

Certain option grants under the 2006 Stock Plan are allowed to be exercised prior to vesting. The unvested shares of common stock exercised are subject to the Company’s right to repurchase at the lower of the original exercise price or the fair market value of the share at the time the repurchase right is exercised. Early exercises of options are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises are initially recorded in accrued expenses and other current liabilities and reclassified to additional paid-in capital as the underlying shares vest. At July 31, 2018, the Company had $152,000 recorded in accrued expenses and other current liabilities related to early exercises of stock options, and the related number of unvested shares subject to repurchase was 23,868.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity related to the Company’s RSUs:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Awarded and unvested at January 31, 2018	1,971,778	$27.14
Awards granted	1,620,603	$48.86
Awards vested	(388,695)	$31.08
Awards forfeited	(226,613)	$34.11
Awarded and unvested at July 31, 2018	2,977,073	$37.92

2016 Employee Stock Purchase Plan

The Board of Directors adopted the 2016 Employee Stock Purchase Plan (the “ESPP”) in September 2016 and it has been approved by the Company’s stockholders. The ESPP allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code.

As of July 31, 2018, the Company had 1,188,527 shares of its common stock available for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year during the term of the ESPP by a number of shares equal to the least of (i) 1% of its outstanding shares of common stock on the last day of the prior fiscal year, (ii) 1,250,000 shares or (iii) a lesser number of shares determined by the Board of Directors. The number and class of shares reserved under the ESPP will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

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

As of July 31, 2018, 689,807 shares of common stock were purchased under the 2016 ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2016 ESPP. As of July 31, 2018,  total unrecognized compensation cost related to the 2016 ESPP was $3.0 million which will be amortized over a weighted-average period of approximately one year.

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

As of July 31, 2018, all performance-based milestones of the 2016 CEO Grant were achieved, resulting in 249,390 shares being vested and exercisable. As of July 31, 2018, the performance-based milestone was not achieved on the 2018 CEO Grant, resulting in no shares being vested and exercisable. Stock-based compensation expense recognized for market-based awards was approximately $531,000 and $471,000 for the three months ended July 31, 2018 and 2017, respectively, and $1,173,000 and $793,000 for the six months ended July 31, 2018 and 2017, respectively.

Stock-based Compensation

The Company’s total stock-based compensation expense as of the dates indicated was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Cost of revenue:
Subscription services	$1,093	$529	$1,924	$884
Professional services and other	1,069	716	2,015	1,280
Research and development	2,958	1,647	5,505	2,799
Sales and marketing	3,863	2,340	6,833	3,940
General and administrative	4,575	2,406	8,593	4,013
Total	$13,558	$7,638	$24,870	$12,916

Stock-based compensation capitalized in capitalized software development costs was approximately $583,000 at July 31, 2018.

Of the total stock-based compensation expense, costs recognized for options granted to non-employees were immaterial for all periods presented.

As of July 31, 2018, there was approximately $21.7 million of total unrecognized compensation cost related to unvested stock options granted to employees and non-employee service providers under the Company’s 2006 Stock Plan and 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately two years.

As of July 31, 2018, there was approximately $106.4 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately three years.

The fair values of the Company’s stock options granted during the six months ended July 31, 2018 and 2017 were estimated using the following assumptions:

	Six Months Ended
	July 31,
	2018	2017
Employee Stock Options:
Expected term (in years)	6.0	6.0
Volatility	42.2%	46.0%
Risk-free interest rate	2.8%	2.0% - 2.2%
Dividend yield	-	-
Employee Stock Purchase Plan:
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	31.1% - 34.1%	39.3% - 42.6%
Risk-free interest rate	2.0% - 2.3%	0.9% - 1.4%
Dividend yield	-	-
Market-based Award
Expected term (in years)	7.07	-
Volatility	43.7%	-
Risk-free interest rate	2.8%	-
Dividend yield	-	-

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

Note 9. Convertible Senior Notes

In January 2018, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with certain counterparties relating to the Company’s sale of $230.0 million aggregate principal amount of its 0.375% Convertible Senior Notes due 2023 to the counterparties in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale by the Initial Purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Convertible Notes consisted of a $200.0 million initial placement and an overallotment option that provided the initial purchasers of the Convertible Notes with the option to purchase an additional $30.0 million of the Convertible Notes, which was exercised in full by the counterparties prior to the Convertible Notes issuance. On January 17, 2018, for a total of $230.0 million, the Convertible Notes were issued in accordance with an Indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee.

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

The Convertible Notes consisted of the following (in thousands):

	July 31, 2018	January 31, 2018
Liability:
Principal	$230,000	$230,000
Less: debt discount, net of amortization	(61,348)	(66,990)
Net carrying amount	$168,652	$163,010

Equity	$60,470	$60,470

As of July 31 and January 31, 2018, the debt discount on the Convertible Notes will be amortized over the remaining period of approximately 4.5 years and 5.0 years, respectively.

For more than twenty trading days during the thirty consecutive trading days ended July 31, 2018, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the Convertible Notes. As a result, the Convertible Notes were convertible at the option of the holders and were classified as current liabilities on the condensed consolidated balance sheet as of July 31, 2018. As of the date of this filing, none of the holders of the Convertible Notes have submitted requests for conversion.

The following table sets forth interest expense recognized related to the Convertible Notes for the three and six months ended July 31, 2018 (dollars in thousands):

	Three Months Ended	Six Months Ended
	July 31, 2018	July 31, 2018
Contractual interest expense	$38	$287
Amortization of debt issuance costs	219	426
Amortization of debt discount	2,679	5,220
Total	$2,936	$5,933
Effective interest rate of the liability component	7.66%	7.66%

As of July 31, 2018, the if-converted value of the Company’s Convertible Notes exceeded the principal amount by $86.8 million. As of January 31, 2018, the if-converted value of the Company's Convertible Notes did not exceed the principal amount.

Capped Call

In conjunction with the issuance of the Convertible Notes, the Company entered into a Capped Call transaction on the Company’s stock with certain counterparties at a net price of $23.3 million.

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

Note 10. Commitments and Contingencies

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates through April 2024. Rent expense, which is being recognized on a straight-line basis over the lease term, was approximately $1.8 million and $1.5 million for the three months ended July 31, 2018 and 2017, respectively, and $3.6 million and $2.5 million for the six months ended July 31, 2018 and 2017, respectively. The difference between the lease payments made and the lease expense recognized to date using the straight-line method is recorded as prepaid expenses and other current assets or accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet. Additionally, the Company has current contractual purchase obligations for hosting services that support business operations.

Future minimum payments by year for the Company’s non-cancelable leases and purchase obligations as of July 31, 2018 are as follows (in thousands):

Year Ending January 31,
2019 (remaining six months)	$3,842
2020	6,500
2021	6,598
2022	6,513
2023	5,984
Thereafter	6,370
Total	$35,807

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

Note 11. Income Taxes

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

The Company recorded a tax provision of approximately $480,000 and $90,000 for the three months ended July 31, 2018 and 2017, respectively. The Company recorded a tax provision of approximately $970,000 and $175,000 for the six months ended July 31, 2018 and 2017, respectively, representing effective tax rates of (3.44)% and (1.52)% respectively. The increase in the provision for income taxes during the three and six months ended July 31, 2018 compared to the three and six months ended July 31, 2017, was primarily due to an increase in the provision for foreign taxes.

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

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders   (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Numerator:
Net loss attributable to common stockholders	$(13,854)	$(13,742)	$(29,308)	$(23,780)
Denominator:
Weighted-average common shares outstanding	56,966	52,749	56,429	51,681
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.26)	$(0.52)	$(0.46)

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

	As of July 31,
	2018	2017
Options to purchase common stock	8,172,156	11,129,615
RSUs	2,977,073	1,855,846
Unvested common shares subject to repurchase	364,275	414,126
Shares committed under the ESPP	201,619	188,788
Total	11,715,123	13,588,375

Additionally, approximately 5.2 million shares underlying the conversion option in the Convertible Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the three and six months ended July 31, 2018, the average market price of the Company’s common stock exceeded the conversion price of the Convertible Notes of $44.51 per share. However, the conversion option is not included in the dilutive per share calculation as the Company is in a net loss position and the inclusion would be anti-dilutive.

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

Note 14. Significant Customers and Geographic Information

No customer balance comprised 10% or more of total accounts receivable at July 31, 2018 or January 31, 2018.

During the three and six months ended July 31, 2018 and July 31, 2017, revenues by geographic area, based on billing addresses of the customers, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
United States	$37,819	$28,751	$72,294	$56,062
Foreign countries	23,832	15,800	45,709	29,626
Total revenues	$61,651	$44,551	$118,003	$85,688

No single foreign country represented more than 10% of the Company’s revenues in any period. Additionally, no single customer represented more than 10% of the Company’s revenues in any period.

Note 15. Related Parties

One of the Company’s customers, T. Rowe Associates, Inc., is an investment adviser of certain of the Company’s stockholders. The Company recognized subscription revenue from this customer of approximately $146,000 and $135,000 for the three months ended July 31, 2018 and 2017, respectively, and $299,000 and $264,000 for the six months ended July 31, 2018 and 2017, respectively. The Company had no outstanding receivables from this customer as of July 31, 2018 or January 31, 2018.

Note 16. Subsequent Event

On August 1, 2018, the Company completed the acquisition of the technology assets of DCR Workforce Inc. ("DCR") for aggregate cash consideration of $25 million paid at closing (of which $3.75 million is being held back until the second anniversary after closing of the acquisition) and certain contingent stock consideration that may be earned and issued in the future. The maximum contingent stock consideration that may be earned and issued is up to 668,740 shares of the Company’s common stock. The payout of the contingent stock consideration will be determined based on the achievement of revenue performance targets for each of three separate measurement periods that continue through December 31, 2022. The Company is in process of evaluating the fair value of the contingent stock consideration and will account for the purchase of the assets as a business combination.

In addition, the Company signed a license agreement with DCR pursuant to which the Company granted DCR a limited, non-sublicensable, non-transferable, and non-exclusive license right to use certain of the intellectual property that the Company acquired from DCR.

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

We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the three and six months ended July 31, 2018 and 2017, respectively.

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

We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and modules to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa, Latin America and Asia-Pacific, including Japan. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 39% and 35% for the three months ended July 31, 2018 and 2017, respectively, and 39% and 35% for the six months ended July 31, 2018 and 2017, respectively. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.

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

Key Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of July 31,
	2018	2017
Cumulative spend under management (in billions)	$842.6	$502.8
Deferred revenue (in millions)	$128.9	$95.8

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

Deferred Revenue

Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenues as of the end of a reporting period. We generally sign multiple year subscription contracts for our platform and invoice an initial amount at contract signing followed by subsequent annual invoices. The majority of our deferred revenue balance consists of subscription revenues that are recognized ratably over the contractual period. Our deferred revenue does not include future non-cancellable amounts to be invoiced under our arrangements. These amounts are disclosed as remaining performance obligations as of July 31, 2018, which includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of July 31, 2018, approximately $390.1 million of revenue is expected to be recognized from remaining performance obligations, a majority of which is related to multi-year subscription arrangements.

Non‑GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non‑GAAP measures are useful in evaluating our operating performance. We regularly review the measures set forth below as we evaluate our business (in thousands).

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Non-GAAP operating profit (loss)	$4,029	$(5,744)	$4,346	$(10,367)
Non-GAAP net profit (loss)	$3,297	$(5,434)	$2,760	$(9,883)
Free cash flows	$9,016	$8,073	$20,528	$14,020

We define non‑GAAP operating profit (loss) as operating profit or loss before stock‑based compensation, amortization of acquired intangible assets and amortization of debt discount and issuance costs. We define non‑GAAP net profit (loss) as net profit (loss) before stock‑based compensation and amortization of acquired intangible assets, amortization of debt discount and issuance costs, and related tax effects. We define free cash flows as operating cash flows less purchases of property and equipment.

We believe non‑GAAP operating profit (loss) and non-GAAP net profit (loss) provide investors and other users of our financial information consistency and comparability with our past financial performance and facilitate period to period comparisons of operations. We believe non‑GAAP operating profit (loss) and non-GAAP net profit (loss) are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We believe information regarding free cash flows provides useful information to investors because it is an indicator of the strength and performance of our business operations.

We use non‑GAAP operating profit (loss), non-GAAP net profit (loss) and free cash flows in conjunction with traditional GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non‑GAAP operating profit (loss), non-GAAP net profit (loss) and free cash flows should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.

We compensate for these limitations by providing investors and other users of our financial information a reconciliation of non‑GAAP operating profit (loss) to loss from operations, non-GAAP net profit (loss) to net loss, and free cash flows to operating cash flows, to the related GAAP financial measure. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non‑GAAP operating profit (loss), non-GAAP net profit (loss), and free cash flows in conjunction with loss from operations, net loss, and the consolidated statements of cash flows. The following tables provide a reconciliation of loss from operations to non‑GAAP operating profit (loss), from net loss to non-GAAP net profit (loss), and from net cash provided by operating activities to free cash flows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Loss from operations	$(10,624)	$(14,359)	$(22,693)	$(24,746)
Stock-based compensation	13,558	7,638	24,870	12,916
Amortization of acquired intangible assets	1,095	977	2,169	1,463
Non-GAAP operating profit (loss)	$4,029	$(5,744)	$4,346	$(10,367)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Net loss	(13,854)	(13,742)	$(29,308)	$(23,780)
Stock-based compensation	13,558	7,638	24,870	12,916
Amortization of acquired intangible assets	1,095	977	2,169	1,463
Amortization of debt discount and issuance costs	2,894	-	5,642	-
Aggregate adjustment for income taxes	(396)	(307)	(613)	(482)
Non-GAAP net profit (loss)	$3,297	$(5,434)	$2,760	$(9,883)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Net cash provided by operating activities	$11,308	$9,178	$23,944	$16,121
Less: purchases of property and equipment	(2,292)	(1,105)	(3,416)	(2,101)
Free cash flows	$9,016	$8,073	$20,528	$14,020

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

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income earned on our investments in marketable securities and cash and cash equivalents, in addition to the effects of exchange rates on our foreign currency-denominated asset and liability balances. All translation adjustments are recorded as foreign currency gains (losses) in the consolidated statements of operations.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(in thousands)
Revenues:
Subscription services	$55,374	$39,764	$105,340	$75,428
Professional services and other	6,277	4,787	12,663	10,260
Total revenues	61,651	44,551	118,003	85,688
Cost of revenues:
Subscription services	11,773	9,025	22,947	17,021
Professional services and other	6,867	5,923	13,818	11,424
Total cost of revenues	18,640	14,948	36,765	28,445
Gross profit	43,011	29,603	81,238	57,243
Operating expenses:
Research and development	13,415	10,720	26,616	19,892
Sales and marketing	26,580	23,812	51,240	44,490
General and administrative	13,640	9,430	26,075	17,607
Total operating expenses	53,635	43,962	103,931	81,989
Loss from operations	(10,624)	(14,359)	(22,693)	(24,746)
Interest expense	(3,122)	(6)	(6,095)	(6)
Interest income and other, net	372	713	450	1,147
Loss before provision for income taxes	(13,374)	(13,652)	(28,338)	(23,605)
Provision for income taxes	480	90	970	175
Net loss	$(13,854)	$(13,742)	$(29,308)	$(23,780)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Revenues:
Subscription services	90%	89%	89%	88%
Professional services and other	10	11	11	12
Total revenues	100	100	100	100
Cost of revenues:
Subscription services	19	20	19	20
Professional services and other	11	13	12	13
Total cost of revenues	30	33	31	33
Gross profit	70	67	69	67
Operating expenses:
Research and development	22	24	23	23
Sales and marketing	43	53	43	52
General and administrative	22	21	22	21
Total operating expenses	87	98	88	96
Loss from operations	(17)	(31)	(19)	(29)
Interest expense	(5)	-	(5)	-
Interest income and other, net	1	2	-	1
Loss before provision for income taxes	(21)	(29)	(24)	(28)
Provision for income taxes	1	-	1	-
Net loss	(22)%	(29)%	(25)%	(28)%

Three Months Ended July 31, 2018 and July 31, 2017

Revenues

	Three Months Ended
	July 31,
	2018	2017	% Change
	(in thousands)
Subscription services	$55,374	$39,764	39%
Professional services and other	6,277	4,787	31%
Total revenues	$61,651	$44,551	38%

Total revenues were $61.7 million for the three months ended July 31, 2018 compared to $44.6 million for the three months ended July 31, 2017, an increase of $17.1 million, or 38%. Subscription services revenues were $55.4 million, or 90% of total revenues, for the three months ended July 31, 2018, compared to $39.8 million, or 89% of total revenues, for the three months ended July 31, 2017. This increase in absolute dollars was primarily due to the acquisition of new customers and the sale of additional modules and users to existing customers, and to a lesser extent, new revenues generated by the acquisition completed during the fourth quarter of the fiscal year ended January 31, 2018. Professional services revenues were $6.3 million for the three months ended July 31, 2018 compared to $4.8 million for the three months ended July 31, 2017. The increase of $1.5 million, or 31%, was primarily due to an increase in customers and training revenues, and new revenues generated from an acquisition completed during the fourth quarter of the fiscal year ended January 31, 2018.

Cost of Revenues

	Three Months Ended
	July 31,
	2018	2017	% Change
	(in thousands)
Subscription services	$11,773	$9,025	30%
Professional services and other	6,867	5,923	16%
Total cost of revenues	$18,640	$14,948	25%

Cost of subscription services was $11.8 million for the three months ended July 31, 2018 compared to $9.0 million for the three months ended July 31, 2017, an increase of $2.8 million, or 30%. The increase in cost of subscription services was primarily due to increases of $1.3 million in employee compensation costs related to higher headcount, $0.8 million in hosting fees to accommodate increased customer spend, and $0.7 million in other costs driven by our overall growth.

Cost of professional services was $6.9 million for the three months ended July 31, 2018 compared to $5.9 million for the three months ended July 31, 2017, an increase of $1.0 million, or 16%. The increase in cost of professional services was primarily due to an increase in employee compensation costs related to higher headcount.

Gross Profit

	Three Months Ended
	July 31,
	2018	2017	% Change
	(in thousands)
Gross profit	$43,011	$29,603	45%

Gross profit was $43.0 million for the three months ended July 31, 2018 compared to $29.6 million for the three months ended July 31, 2017, an increase of $13.4 million, or 45%. The increase in gross profit was primarily the result of an increase in our subscription services revenues from the addition of new customers during the period. Gross profit as a percentage of revenue was 70% and 67% for the three months ended July 31, 2018 and 2017, respectively.

Operating Expenses

Research and Development

	Three Months Ended
	July 31,
	2018	2017	% Change
	(in thousands)
Research and development	$13,415	$10,720	25%

Research and development expenses were $13.4 million for the three months ended July 31, 2018 compared to $10.7 million for the three months ended July 31, 2017, an increase of $2.7 million, or 25%. The increase was primarily due to increases of $2.7 million in employee compensation costs related to higher headcount and $0.1 million related to allocated facilities and other costs driven by our overall growth, offset by an increase of $0.7 million in capitalized development costs. We expect research and development expenses will continue to increase in fiscal 2019 in absolute dollars as we continue to invest in research and development activities.

Sales and Marketing

	Three Months Ended
	July 31,
	2018	2017	% Change
	(in thousands)
Sales and marketing	$26,580	$23,812	12%

Sales and marketing expenses were $26.6 million for the three months ended July 31, 2018 compared to $23.8 million for the three months ended July 31, 2017, an increase of $2.8 million, or 12%. The increase was primarily due to an increase of $1.8 million in employee compensation costs related to higher headcount, an increase of $0.5 million in marketing and events costs, and an increase of $0.8 million related to allocated facilities, travel and other costs, offset by a decrease of $0.3 million in commission expenses due to adoption of the new revenue standard as of February 1, 2018. We expect sales and marketing expenses will increase in fiscal 2019 due to the continuing expansion of our global sales and marketing activities.

General and Administrative

	Three Months Ended
	July 31,
	2018	2017	% Change
	(in thousands)
General and administrative	$13,640	$9,430	45%

General and administrative expenses were $13.6 million for the three months ended July 31, 2018 compared to $9.4 million for the three months ended July 31, 2017, an increase of $4.2 million, or 45%. The increase was primarily due to $3.5 million in employee compensation costs related to higher headcount, an increase of $0.3 million for professional and outside service costs, and an increase of $0.4 million related to allocated facilities and other costs driven by our overall growth.  We expect general and administrative expenses will continue to increase in fiscal 2019 in absolute dollars due to the growth of our company.

Interest Expense

	Three Months Ended
	July 31,
	2018	2017	% Change
	(in thousands)
Interest expense	$3,122	$6	NM

Interest expense was $3.1 million for the three months ended July 31, 2018 compared to $6,000 for the three months ended July 31, 2017. The $3.1 million increase in interest expense was primarily due to the amortization of the debt discount and issuance costs on our convertible senior notes issued in the fourth quarter of fiscal 2018.

Interest Income and Other, Net

	Three Months Ended
	July 31,
	2018	2017	% Change
	(in thousands)
Interest income and other, net	$372	$713	(48%)

Interest income and other, net was $0.4 million for the three months ended July 31, 2018 compared to $0.7 million for the three months ended July 31, 2017, a decrease in other income of $0.3 million, or 48%. The decrease in other income, net was due to a $1.4 million increase in net currency losses, primarily driven by the weakened British Pound and Euro during the period, offset by a $1.1 million increase in interest income earned from our greater investment in marketable securities and money market funds.

Provision for Income Taxes

	Three Months Ended
	July 31,
	2018	2017	% Change
	(in thousands)
Provision for income taxes	$480	$90	433%

Provision for income taxes was $0.5 million for the three months ended July 31, 2018 compared to $0.1 million for the three months ended July 31, 2017, an increase of $0.4 million, or 433%. The increase was primarily due to an increase in the provision for foreign taxes.

Six Months Ended July 31, 2018 and July 31, 2017

Revenues

	Six Months Ended
	July 31,
	2018	2017	% Change
	(in thousands)
Subscription services	$105,340	$75,428	40%
Professional services and other	12,663	10,260	23%
Total revenues	$118,003	$85,688	38%

Total revenues were $118.0 million for the six months ended July 31, 2018 compared to $85.7 million for the six months ended July 31, 2017, an increase of $32.3 million, or 38%. Subscription services revenues were $105.3 million, or 89% of total revenues, for the six months ended July 31, 2018, compared to $75.4 million, or 88% of total revenues, for the six months ended July 31, 2017. This increase in absolute dollars was primarily due to the acquisition of new customers and the sale of additional modules and users to existing customers, and to a lesser extent, new revenues generated by acquisitions. Professional services revenues were $12.7 million for the six months ended July 31, 2018 compared to $10.3 million for the six months ended July 31, 2017. The increase of $2.4 million, or 23%, was primarily due to new revenues generated from acquisitions and an increase in customers and training revenues.

Cost of Revenues

	Six Months Ended
	July 31,
	2018	2017	% Change
	(in thousands)
Subscription services	$22,947	$17,021	35%
Professional services and other	13,818	11,424	21%
Total cost of revenues	$36,765	$28,445	29%

Cost of subscription services was $22.9 million for the six months ended July 31, 2018 compared to $17.0 million for the six months ended July 31, 2017, an increase of $5.9 million, or 35%. The increase in cost of subscription services was primarily due to increases of $2.6 million in employee compensation costs related to higher headcount, $2.3 million in hosting fees to accommodate increased customer spend, and $1.0 million in other costs driven by our overall growth.

Cost of professional services was $13.8 million for the six months ended July 31, 2018 compared to $11.4 million for the six months ended July 31, 2017, an increase of $2.4 million, or 21%. The increase in cost of professional services was primarily due to  increases of $2.2 million in employee compensation costs related to higher headcount, and $0.2 million related to allocated facilities and other costs driven by our overall growth.

Gross Profit

	Six Months Ended
	July 31,
	2018	2017	% Change
	(in thousands)
Gross profit	$81,238	$57,243	42%

Gross profit was $81.2 million for the six months ended July 31, 2018 compared to $57.2 million for the six months ended July 31, 2017, an increase of $24.0 million, or 42%. The increase in gross profit is mainly the result of the increase in our subscription services revenues due primarily to the addition of new customers during the period. Gross profit as a percentage of revenue was 69% and 67% for the six months ended July 31, 2018 and 2017, respectively.

Operating Expenses

Research and Development

	Six Months Ended
	July 31,
	2018	2017	% Change
	(in thousands)
Research and development	$26,616	$19,892	34%

Research and development expenses were $26.6 million for the six months ended July 31, 2018 compared to $19.9 million for the six months ended July 31, 2017, an increase of $6.7 million, or 34%. The increase was primarily due to increases of $6.5 million in employee compensation costs related to higher headcount and $0.2 million related to allocated facilities and other costs driven by our overall growth.

Sales and Marketing

	Six Months Ended
	July 31,
	2018	2017	% Change
	(in thousands)
Sales and marketing	$51,240	$44,490	15%

Sales and marketing expenses were $51.2 million for the six months ended July 31, 2018 compared to $44.5 million for the six months ended July 31, 2017, an increase of $6.7 million, or 15%. The increase was primarily due to increases of $5.3 million in employee compensation costs related to higher headcount, $1.2 million related to allocated facilities and other costs, $0.7 million in marketing and events costs, including travel, $0.3 million related to outside services and consulting costs, and an increase of $0.3 million related to amortization of intangible assets, offset by a decrease of $1.1 million in commission expenses due to adoption of the new revenue standard as of February 1, 2018.

General and Administrative

	Six Months Ended
	July 31,
	2018	2017	% Change
	(in thousands)
General and administrative	$26,075	$17,607	48%

General and administrative expenses were $26.1 million for the six months ended July 31, 2018 compared to $17.6 million for the six months ended July 31, 2017, an increase of $8.5 million, or 48%. The increase was primarily due to increases of $7.3 million in employee compensation costs related to higher headcount, $0.7 million related to allocated facilities and other costs driven by our overall growth, and $0.5 million for professional and outside service costs.

Interest Expense

	Six Months Ended
	July 31,
	2018	2017	% Change
	(in thousands)
Interest expense	$6,095	$6	NM

Interest expense was $6.1 million for the six months ended July 31, 2018 compared to $6,000 for the six months ended July 31, 2017. The increase in interest expense was primarily due to the amortization of the debt discount and issuance costs on our convertible senior notes issued in the fourth quarter of fiscal 2018.

Interest Income and Other, Net

	Six Months Ended
	July 31,
	2018	2017	% Change
	(in thousands)
Interest income and other, net	$450	$1,147	(61%)

Interest income and other, net was $0.5 million for the six months ended July 31, 2018 compared to $1.1 million for the six months ended July 31, 2017, a decrease in other income of $0.7 million, or 61%. The decrease in other income, net was due to a $2.6 million increase in net currency losses, primarily driven by the weakened British Pound and Euro during the period, offset by a $1.9 million increase in interest income earned from our greater investment in marketable securities and money market funds.

Provision for Income Taxes

	Six Months Ended
	July 31,
	2018	2017	% Change
	(in thousands)
Provision for income taxes	$970	$175	454%

Provision for income taxes was $1.0 million for the six months ended July 31, 2018 compared to $0.2 million for the six months ended July 31, 2017, an increase of $0.8 million, or 454%. The increase was primarily due to an increase in the provision for foreign taxes.

Liquidity and Capital Resources

As of July 31, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities of approximately $443 million. We had an outstanding debt in the form of convertible senior notes with a $230 million principal amount as of July 31, 2018. For more than twenty trading days during the thirty consecutive trading days ended July 31, 2018, the last reported sale price of our common stock exceeded 130% of the conversion price of the convertible senior notes. As a result, the convertible senior notes were convertible at the option of the holders.

In conjunction with the issuance of the convertible senior notes, we entered into a capped call transaction that also limits our exposure to additional cash payments above the $230 million principal balance in the event of a cash conversion of the senior convertible notes. We may owe additional cash to the note holders upon early conversion if our stock price exceeds $63.821 per share. Although our incremental exposure to the additional cash payment above the principal amount of the senior convertible notes is limited by the capped call to the $230 million outstanding principal value of the senior convertible notes, we may experience dilution to the ownership interests of existing stockholders.

Our cash equivalents are comprised primarily of bank deposits and money market funds. We believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months.

Subsequent to July 31, 2018, we paid aggregate initial consideration of $21.3 million in cash at the closing of the DCR Workforce transaction.

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

Operating Activities

Cash provided by operating activities of $23.9 million for the six months ended July 31, 2018, was due to a net loss of $29.3 million, net accretion of discounts and amortization of premiums on marketable securities for $0.3 million, and other non-cash items for $0.5 million, offset by stock-based compensation of $24.8 million, depreciation and amortization, including deferred commissions, of $6.7 million, and amortization of debt discount and issuance costs of $5.6 million. The net change in operating assets and liabilities was favorable primarily due to a $11.6 million decrease in accounts receivable from the collection of customer payments which is typically higher in the first half of our fiscal year, in addition to other operating activities generating a cash inflow of $10.6 million, partially offset by an unfavorable variance due to an increase of $5.3 million in deferred commissions.

Cash provided by operating activities of $16.1 million for the six months ended July 31, 2017, was due to a net loss of $23.8 million offset by stock-based compensation of $12.9 million, and depreciation and amortization, including deferred commissions, of $5.6 million. The net change in operating assets and liabilities was favorable primarily due to our collection of customer payments, in addition to other operating activities generating a cash inflow of $23.3 million, partially offset by an unfavorable variance due to the increase in capitalized deferred commissions of $1.9 million.

Investing Activities

Cash used in investing activities for the six months ended July 31, 2018 of $165.1 million was primarily related to the purchase of marketable securities of $160.5 million, $1.2 million spent on business acquisitions, and $3.4 million for purchases of property and equipment.

Cash used in investing activities for the six months ended July 31, 2017 of $41.2 million was primarily related to $39.1 million spent in business acquisitions and $2.1 million for purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the six months ended July 31, 2018 of $10.3 million was primarily due to $6.8 million in proceeds from the exercise of stock options and $4.1 million from the proceeds received for common stock issued under the ESPP plan, offset by the payment of $0.6 million in issuance costs related to the issuance of our convertible notes in January 2018.

Cash provided by financing activities for the six months ended July 31, 2017 of $31.7 million was primarily due to the $22.3 million in net proceeds raised in our follow-on offering, $6.4 million in proceeds from the exercise of stock options and $3.0 million from the proceeds received for common stock issued under the ESPP plan.

Off-Balance Sheet Arrangements

Through July 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

Our principal commitments and contractual obligations consist of our senior notes due in 2023, obligations under operating leases for office facilities and contractual purchase obligations for hosting services that support our business operations. The following table summarizes our non-cancelable contractual obligations as of July 31, 2018:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Convertible senior notes (1)	$230,000	$-	$-	$230,000	$-
Aggregate interest obligations (1)(2)	3,892	855	1,713	1,324	-
Operating lease obligations	35,131	6,326	13,212	11,812	3,781
Purchase obligations	676	676	-	-	-
Total contractual obligations	$269,699	$7,857	$14,925	$243,136	$3,781
(1)

The conversion period for the Convertible Notes was open as of August 1, 2018, and as such the net carrying value of the Convertible Notes is included within current liabilities on our Consolidated Balance Sheet. The principal balances of the Convertible Notes are reflected in the payment period in the table above based on the contractual maturity assuming no conversion.

(2)	Represents estimated aggregate interest obligations for our outstanding Convertible Notes that are payable in cash.

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

With the exception of changes described within Note 2, “Significant Accounting Policies” due to the adoption of ASU No. 2014-09 and in relation to our recent marketable securities activities, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended January 31, 2018.

Recent Accounting Pronouncements

Refer to Note 2, “Significant Accounting Policies” in the notes to our condensed consolidated financial statements for analysis of recent accounting pronouncements that are applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling and Swedish Krona. Due to the relative size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We performed a sensitivity analysis as of July 31, 2018 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate $2.8 million impact on our current quarter net loss. We expect our international operations to continue to grow in the near term and we are continually monitoring the foreign currency exposure to determine when we should begin a hedging program. The substantial majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.

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

Our exposure to interest rate risk also is related to our interest-bearing assets, primarily our cash and cash equivalents. Fluctuations in interest rates impact the yield of the investment. A hypothetical 100 basis points increase in interest rates would have impacted interest income by $800,000 and $500,000 for the three months ended July 31, 2018 and 2017, respectively.

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

Changes in Internal Control Over Financial Reporting

Except for the newly adopted controls for investments in marketable securities, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. The risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

In the large enterprise market, the customer’s decision to use our platform may be an enterprise-wide decision; therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our platform, which causes us to expend substantial time, effort and money educating them as to the value of our platform. In addition, because we are a relatively new company with a limited operating history, our target customers may prefer to purchase software that is critical to their business from one of our larger, more established competitors. Our typical sales cycle can range from three to nine months, and it's possible that sales cycles may continue to be lengthy or increase. Longer sales cycles could cause our operating and financial results to suffer in a given period.

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

Because we recognize subscription revenues over the term of the contract, fluctuations in new sales and renewals may not be immediately reflected in our operating results and may be difficult to discern.

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

We have in the past acquired and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, in August 2018, we acquired certain assets from DCR Workforce, a provider of contingent workforce management and services procurement software and in December 2017, we acquired Simeno Holdings AG, a catalog management company. Acquisitions may disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business.

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

Changes in privacy laws, regulations, and standards may cause our business to suffer.

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

All of these domestic and international legislative and regulatory initiatives may adversely affect our customers’ ability to process, handle, store, use and transmit demographic and personal information from their employees, customers and suppliers, which could reduce demand for our platform. The European Union (“EU”) and many countries in Europe have stringent privacy laws and regulations, which may affect our ability to operate cost effectively in certain European countries. In particular, the EU has adopted the General Data Protection Regulation (“GDPR”) which went into effect on May 25, 2018 and contains numerous requirements and changes, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. We may find it necessary to establish systems to maintain personal data originating from the EU in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law.

Because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and platform capabilities. If so, in addition to the possibility of fines, lawsuits, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products and platform capabilities, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations, and standards related to the Internet, our business may be harmed.

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

We have incurred significant losses in each period since our inception in 2006. We incurred net losses of $43.8 million, $37.6 million and $46.2 million in the fiscal years ended January 31, 2018, 2017 and 2016, respectively and we incurred net losses of $29.3 million for our fiscal quarter ended July 31, 2018. We had an accumulated deficit of $204.5 million and $160.5 million at January 31, 2018 and 2017, respectively, and we had an accumulated deficit of $228.6 million at July 31, 2018. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses because costs associated with acquiring customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for shorter periods). You should not consider our recent growth in revenues as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a midterm or long term basis.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 35%, 32% and 28% of our total revenues for the fiscal years ended January 31, 2018, 2017 and 2016, respectively, and constituted 39% of our total revenues for our fiscal quarter ended July 31, 2018. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to continue to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

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

If we cannot continue to expand the use of our platform, our ability to grow our business may be harmed and the growth rate of our revenues may decline.

Our ability to grow our business depends in part on our ability to compete in the market for the additional modules on our platform, including strategic sourcing, inventory, contracts, supplier management and spend analysis. Our efforts to market these other modules is relatively new, and it is uncertain whether these other modules will ever result in significant revenues for us. While we have recently acquired businesses related to certain of these modules, there can be no assurance that these acquisitions will facilitate our efforts to market and sell these other modules. Further, the introduction of new modules beyond these markets may not be successful.

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

We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.

In January 2018, we issued $230 million aggregate principal amount of 0.375% convertible senior notes due 2023, or the Convertible Notes. Our indebtedness may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

Further, the indenture governing the Convertible Notes does not restrict our ability to incur additional indebtedness and we and our subsidiaries may incur substantial additional indebtedness in the future, subject to the restrictions contained in any future debt instruments existing at the time, some of which may be secured indebtedness.

Servicing our debt will require a significant amount of cash. We may not have sufficient cash flow from our business to pay our substantial debt, and we may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes upon a fundamental change, which could adversely affect our business and results of operations.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the amounts payable under the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Further, holders of the Convertible Notes have the right to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of a “fundamental change” (as defined in the indenture governing the Convertible Notes (the “indenture”)) before the maturity date at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or pay cash with respect to Convertible Notes being converted.

The conditional conversion feature of the Convertible Notes, when triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in note 9 of notes to our condensed consolidated financial statements, the conditional conversion feature was triggered as of July 31, 2018, and the Convertible Notes are currently convertible at the option of the holders as of July 31, 2018 through October 31, 2018.

In addition, even if holders of Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.  As disclosed in note 9 of notes to our condensed consolidated financial statements, because the conditional conversion feature was triggered as of July 31, 2018, the Convertible Notes were classified as current liabilities on the condensed consolidated balance sheet as of July 31, 2018.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share could be adversely affected.

The capped call transactions may affect the value of the Convertible Notes and our common stock.

In connection with the pricing of the Convertible Notes, we entered into capped call transactions with certain financial institutions. The capped call transactions are expected generally to reduce or offset the potential dilution upon conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with establishing their initial hedges of the capped call transactions, these financial institutions or their respective affiliates likely purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Convertible Notes. These financial institutions or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Convertible Notes and prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Notes.

The potential effect, if any, of these transactions and activities on the price of our common stock or the Convertible Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

Conversion of the Convertible Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Convertible Notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Convertible Notes. The Convertible Notes are currently convertible and may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

Risks Related to Ownership of Our Common Stock

Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations and decline, due to factors beyond our control and you may lose all or part of your investment.

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes and could also impact the trading price of the Convertible Notes. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock has ranged from $22.50 to $72.36 through September 1, 2018. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	the overall performance of the equity markets;
•	our operating performance and the performance of other similar companies;
•

changes in our projected operating results and key metrics that we provide to the public, our failure to meet or exceed these projections or changes in recommendations by securities analysts that elect to follow our common stock;

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders. The shares held by these persons may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from United States registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144. In addition, certain of our significant stockholders that are venture capital funds have in the past and may in the future instead choose to distribute shares of our common stock to their limited partners who may at some point sell these shares in the open market. In addition, some of our executive officers have entered into Rule 10b5-1 trading plans under which they have contracted with a broker to sell shares of our common stock on a periodic basis.

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

We have also reserved a substantial amount of shares of our common stock in connection with awards issued under our equity incentive plans and upon conversion of the Convertible Notes, the issuance of which will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such issuance or conversion could adversely affect prevailing market prices of our common stock.

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

Delaware law, provisions in our amended and restated certificate of incorporation (“Restated Certificate”) and amended and restated bylaws (“Restated Bylaws”), and provisions in the indenture for our Convertible Notes could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock and Convertible Notes.

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

In addition, if a fundamental change occurs prior to the maturity date of the Convertible Notes, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. If a “make-whole fundamental change” (as defined in the indenture) occurs prior the maturity date, we will in some cases be required to increase the conversion rate of the Convertible Notes for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. Furthermore, the indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes.

These and other provisions in our Restated Certificate, Restated Bylaws, Convertible Notes, indenture and in Delaware law could deter or prevent a third party from acquiring us or could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including to delay or impede a merger, tender offer, or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and the trading price of the Convertible Notes and limit opportunities for you to realize value in a corporate transaction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Executive Officers

On September 5, 2018, Coupa made changes in its “executive officers” as defined in the Securities Exchange Act of 1934, as amended.  Certain job functions of Ravi Thakur, our Senior Vice President, Business Acceleration, are now being handled by Mark Riggs, our Chief Customer Officer; accordingly, Mr. Thakur is no longer an executive officer and Mr. Riggs is now an executive officer.  Mr. Thakur remains an employee of Coupa and continues to serve as the Senior Vice President, Business Acceleration.  Mr. Riggs has been with Coupa since 2017.

Item 6. Exhibits.

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*	Revised Compensation Program for Non-Employee Directors.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Coupa Software Incorporated

Date: September 6, 2018	By:	/s/ Robert Bernshteyn
Robert Bernshteyn
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: September 6, 2018	By:	/s/ Todd Ford
Todd Ford
Chief Financial Officer (Principal Financial Officer)