Form 10-Q
period 2018-10-31
Coupa Software Inc
filed 2018-12-10
CIK 1385867

•	F10%
•	xx

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 6, 2018, the Registrant had 59,444,864 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	October 31,	January 31,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$227,606	$412,903
Marketable securities	178,686	-
Accounts receivable, net of allowances	50,526	61,366
Prepaid expenses and other current assets	13,480	10,952
Deferred commissions, current portion	6,029	3,756
Total current assets	476,327	488,977
Property and equipment, net	8,583	5,186
Deferred commissions, net of current portion	14,998	3,896
Goodwill	125,621	44,410
Intangible assets, net	41,189	20,020
Other assets	7,090	9,961
Total assets	$673,808	$572,450
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,037	$1,342
Accrued expenses and other current liabilities	34,068	26,643
Deferred revenue, current portion	128,683	125,714
Convertible senior notes, net	171,605	-
Total current liabilities	338,393	153,699
Convertible senior notes, net	-	163,010
Deferred revenue, net of current portion	1,430	2,316
Other liabilities	22,464	12,880
Total liabilities	362,287	331,905
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at October 31, 2018 and January 31, 2018; zero shares issued and outstanding at October 31, 2018 and January 31, 2018	-	-
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at October 31, 2018 and January 31, 2018; 59,324,301 and 55,712,342 shares issued and outstanding at October 31, 2018 and January 31, 2018, respectively	6	6
Additional paid-in capital	550,113	445,318
Accumulated other comprehensive loss	(311)	(298)
Accumulated deficit	(238,287)	(204,481)
Total stockholders’ equity	311,521	240,545
Total liabilities and stockholders’ equity	$673,808	$572,450

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Revenues:
Subscription services	$60,559	$42,795	$165,899	$118,223
Professional services and other	6,896	4,545	19,559	14,805
Total revenues	67,455	47,340	185,458	133,028
Cost of revenues:
Subscription services	13,990	9,554	36,937	26,575
Professional services and other	7,674	5,441	21,492	16,865
Total cost of revenues	21,664	14,995	58,429	43,440
Gross profit	45,791	32,345	127,029	89,588
Operating expenses:
Research and development	16,077	11,409	42,693	31,301
Sales and marketing	25,622	22,402	76,862	66,892
General and administrative	14,010	9,693	40,085	27,300
Total operating expenses	55,709	43,504	159,640	125,493
Loss from operations	(9,918)	(11,159)	(32,611)	(35,905)
Interest expense	(3,181)	(6)	(9,276)	(12)
Interest income and other, net	1,112	126	1,562	1,273
Loss before provision for (benefit from) income taxes	(11,987)	(11,039)	(40,325)	(34,644)
Provision for (benefit from) income taxes	(2,342)	263	(1,372)	438
Net loss	$(9,645)	$(11,302)	$(38,953)	$(35,082)
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.21)	$(0.68)	$(0.67)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	58,212	53,779	57,030	52,388

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Net loss	$(9,645)	$(11,302)	$(38,953)	$(35,082)
Other comprehensive gain (loss) in relation to defined benefit plans, net of tax	(22)	-	87	-
Unrealized loss on marketable securities, net of tax	(68)	-	(100)	-
Comprehensive loss	$(9,735)	$(11,302)	$(38,966)	$(35,082)

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31,
	2018	2017
Cash flows from operating activities
Net loss	$(38,953)	$(35,082)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,720	5,557
Accretion of discounts on marketable securities, net	(956)	-
Amortization of deferred commissions	4,127	2,967
Amortization of debt discount and issuance costs	8,595	-
Stock-based compensation	38,690	20,783
Other	(374)	202
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	12,391	15,625
Prepaid expenses and other current assets	(3,304)	(571)
Other assets	(542)	286
Deferred commissions	(8,467)	(2,915)
Accounts payable	2,458	335
Accrued expenses and other liabilities	6,362	8,408
Deferred revenue	1,216	5,703
Net cash provided by operating activities	27,963	21,298
Cash flows from investing activities
Purchases of marketable securities	(209,331)	-
Maturities of marketable securities	31,834	-
Acquisitions, net of cash acquired	(49,211)	(39,593)
Purchases of property and equipment	(4,870)	(3,587)
Net cash used in investing activities	(231,578)	(43,180)
Cash flows from financing activities
Payment of issuance costs for the issuance of convertible senior notes	(639)	-
Proceeds from issuance of common stock, net of underwriting discounts, commissions and offering costs	-	22,264
Proceeds from the exercise of common stock options	10,174	10,120
Proceeds from issuance of common stock for employee stock purchase plan	8,778	6,824
Net cash provided by financing activities	18,313	39,208
Net (decrease) increase in cash, cash equivalents, and restricted cash	(185,302)	17,326
Cash, cash equivalents, and restricted cash at beginning of year	412,976	201,972
Cash, cash equivalents, and restricted cash at end of period	$227,674	$219,298
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$227,606	$219,298
Restricted cash included in other assets	68	-
Total cash, cash equivalents, and restricted cash	$227,674	$219,298

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31,
	2018	2017
Supplemental disclosure of cash flow data
Cash paid for income taxes	$4,056	$632
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised stock options	$273	$2,128
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$897	$72

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

The condensed consolidated balance sheet as of January 31, 2018, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis.  Certain amounts in the condensed consolidated financial statements and notes to the condensed consolidated financial statements for the prior period have been reclassified to conform to the presentation for the three and nine months ended October 31, 2018. Net operating results have not been affected by these reclassifications.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including, but not limited to, the valuation of accounts receivable, the lives of tangible and intangible assets, stock-based compensation, the fair value of the contingent stock consideration, the valuation of acquired intangible assets and the recoverability or impairment of tangible and intangible assets, including goodwill, revenue recognition, the fair value of marketable securities, convertible senior notes fair value, the benefit period of deferred commissions, and provision for (benefit from) income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive gain or loss consists of other comprehensive gain or loss in relation to defined benefits plans, and unrealized gain or loss on marketable securities, net of tax.

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

Subscription Services Revenues

The Company offers subscriptions to its cloud-based business spend management platform, including procurement, invoicing and expense management. Subscription services revenues consist primarily of fees to provide the Company’s customers access to its cloud-based platform, which includes routine customer support. Subscription service contracts do not provide customers with the right to take possession of the software, are non-cancelable, and do not contain general rights of return. Generally revenues are recognized ratably over the contractual term of the arrangement, beginning on the date that the service is made available to the customer. Subscription contracts typically have a term of three years with invoicing occurring in annual installments at the beginning of each year in the subscription period.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. The Company records a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Subscription services and certain professional services arrangements are commonly billed in advance, recognized as deferred revenue, and then amortized as revenue over time.  However, other professional services arrangements, primarily those recognized on a time-and-materials basis, are billed in arrears following services that have been rendered.  This may result in revenue recognition greater than invoiced amounts which results in a receivable balance.  Receivables represent an unconditional right to payment. As of October 31, 2018 and January 31, 2018, the balance of accounts receivable, net of the allowance for doubtful accounts, was $50.5 million and $61.4 million, respectively.  Of these balances, $1.7 million and $1.2 million represent unbilled receivable amounts as of October 31, 2018 and January 31, 2018, respectively.

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

At any point in the contract term, transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied.  These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods.  As of October 31, 2018, approximately $406.7 million of revenue is expected to be recognized from remaining performance obligations, a majority of which is related to multi-year subscription arrangements.  The Company expects to recognize revenue on approximately three fourths of these remaining performance obligations within the next 24 months and the remainder thereafter.  The Company applies the practical expedient to exclude remaining performance obligations that are part of contracts with an original expected duration of one year or less. During the three and nine months ended October 31, 2018, the revenue recognized from performance obligations satisfied in prior periods was approximately $193,000 and $825,000.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the normal course of business, and does not require cash collateral or other security to support the collection of customer receivables. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, historical experience, and communications with customers, and provides a reserve when needed. Accounts receivable are written off when deemed uncollectible. The allowance for doubtful accounts was not material at October 31, 2018 and January 31, 2018.

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancellable contracts that have not yet been billed. During the three and nine months ended October 31, 2018, the Company recognized revenue of $56.5 million that was included in the deferred revenue balance as of July 31, 2018 and $113.8 million that was included in the deferred revenue balance as of January 31, 2018.

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

Deferred commissions totaled $21.0 million at October 31, 2018.  For the three and nine months ended October 31, 2018, $1.5 million and $4.1 million of deferred commissions were amortized to sales and marketing expense in the accompanying condensed consolidated statements of operations.

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

Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. The Company evaluates its marketable securities to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other than temporary if they are related to a deterioration in credit risk or if it is likely that the Company will sell the securities before recovering its cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in interest income and other, net in the condensed consolidated statements of operations.

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

The impact of adoption on the condensed consolidated statements of cash flows for the nine months ended October 31, 2018 was immaterial.  The impact to sales and marketing expense within the condensed consolidated statements of operations was a decrease of approximately $1.3 million and $3.4 million for the three and nine months ended October 31, 2018, respectively, due to deferred commission costs that would have been expensed prior to adoption of the new standard. The following table summarizes the effects of the new revenue standard for revenue recognition on line items within the Condensed Consolidated Balance Sheets (in thousands):

	As of October 31, 2018
	Prior to Adoption of the New Revenue Standard	Adjustments for the New Revenue Standard	As Adjusted
Assets
Deferred commissions, current portion	$4,429	$1,600	$6,029
Deferred commissions, net of current portion	4,133	10,856	14,998
Liabilities and Stockholders’ Equity
Deferred revenue, current portion	130,915	(2,232)	128,683
Deferred revenue, net of current portion	1,421	9	1,430
Accumulated deficit	(223,599)	14,688	(238,287)

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

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”) which provides guidance for lease accounting. Since the issuance of ASU 2016-02, the FASB has also issued ASU 2017-13, ASU 2018-01, ASU 2018-10 and ASU 2018-11, all of which clarify certain aspects of ASU 2016-02. The new lease standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new lease standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

The Company will adopt the new lease standard in the first quarter of fiscal 2020 and plans to utilize certain practical expedients for this adoption. Upon adoption, the Company will recognize right-of-use assets and operating lease liabilities on the Company’s condensed consolidated balance sheets, which will increase total assets and total liabilities. The Company anticipates that the adoption of the new lease standard will have a material impact on its condensed consolidated balance sheets given that the Company had operating lease commitments of approximately $34.2 million as of October 31, 2018, on an undiscounted basis.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment, and clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual reporting periods beginning after January 1, 2020 and interim periods within those fiscal years. The Company is not expecting this standard to have an impact on its historical financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-Employee Share Based Payment Accounting (“ASU 2018-07”), with an intent to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees. The amendments in ASU 2018-07 provide for the simplification of the measurement of share-based payment transactions for acquiring goods and services from non-employees. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This standard expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, aligning the accounting for share-based payments to nonemployees and employees. ASU 2018-17 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2018-07 on its consolidated financial statements.In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2021, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2021 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company is currently evaluating the impact of adopting ASU 2018-13 on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-use Software (subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The effective date is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption allowed. The Company is currently evaluating the method of adoption and related impact of ASU 2018-15 on its consolidated financial statements.

Note 3. Marketable Securities

The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets at October 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
U.S. agency obligations	$37,148	$-	$(23)	$37,125
U.S. treasury securities	85,186	-	(27)	85,159
Corporate notes and bonds	26,779	-	(40)	26,739
Commercial paper	17,844	-	-	17,844
Asset backed securities	11,829	1	(11)	11,819
Total marketable securities	$178,786	$1	$(101)	$178,686

As of October 31, 2018, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$161,436
Due in one year through five years	17,250
$178,686

The Company does not believe that any unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence. To determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value and its intent and ability to retain the marketable securities for a period of time sufficient to allow for any anticipated recovery in fair value. The Company considers all marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities as current assets in the accompanying condensed consolidated balance sheets. No marketable securities were sold during the three months ended October 31, 2018.

Note 4. Business Combinations

Vinimaya, Inc. (d/b/a Aquiire)

On October 12, 2018, the Company completed its acquisition of Vinimaya, Inc. which conducted business as Aquiire (“Aquiire”) pursuant to an agreement dated October 7, 2018. Aquiire is a real-time supplier catalog search company, and the acquisition extended the Company’s capability to deliver a comprehensive business-to-business shopping experience spanning real-time, cached, and localized catalog search.

The acquisition was accounted for as a business combination and, accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. The purchase consideration comprises $30.5 million in cash (of which $3.8 million is being held back by the Company for 18 months after closing of the acquisition) and 300,560 shares of the Company’s common stock (of which 37,570 shares are being held back by the Company for 18 months after closing of the acquisition).

The major classes of assets and liabilities to which the Company has allocated the fair value of purchase consideration were as follows (in thousands):

October 12, 2018
Accounts receivable	$1,511
Intangible assets	12,400
Other assets	1,104
Goodwill	41,850
Accounts payable and other liabilities	(1,610)
Deferred revenue	(2,609)
Deferred tax liability, net	(3,126)
Total consideration	$49,520

Other assets include indemnification assets totaling approximately $1.1 million due to assumed liability for which the seller is responsible. The Company continues to collect information and reevaluate the estimates and assumptions and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Aquiire and is not expected to be deductible for income tax purposes.  The Company determined the fair values of intangible assets acquired and liabilities assumed with the assistance of third party valuation consultants. Based on this valuation, the intangible assets acquired are (in thousands):

	Fair Value	Useful life (in Years)
Developed technology	$8,900	5
Customer relationships	3,500	5
Total intangible assets	$12,400

The Company incurred costs related to this acquisition of approximately $424,000 during the three months ended October 31, 2018. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.

The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date and are not material to the Company’s consolidated financial results. Pro forma results of operations for this acquisition have not been presented as the financial impact to the Company’s condensed consolidated financial statements would be immaterial.

DCR Workforce, Inc.

On August 1, 2018, the Company completed the acquisition of the technology assets of DCR Workforce Inc. ("DCR") for aggregate cash consideration of $25 million paid at closing (of which $3.75 million is being held back by the Company until the second anniversary after closing of the acquisition) and certain contingent stock consideration that may be earned and issued in the future. The maximum contingent stock consideration that may be earned and issued is up to 668,740 shares of the Company’s common stock. The payout of the contingent stock consideration will be determined based on the achievement of distinct revenue performance targets for each of three separate measurement periods that continue through December 31, 2022. As of October 31, 2018, the revenue performance target for the first measurement period ending October 31, 2019 has been met, and the Company expects to issue 291,602 shares of the Company’s common stock to the shareholders of DCR in the fourth quarter ending January 31, 2019.

The acquisition was accounted for as a business combination. The contingent stock consideration for each of three separate measurement periods may individually result in the delivery of a fixed number of shares and as a result it was classified as equity on the Company’s consolidated balance sheet. The fair value of the contingent stock consideration as of August 1, 2018, was determined to be $27.2 million using the Monte Carlo simulation method. This estimate was based on level 3 inputs under the fair value measurement and disclosure guidance which are not observable in the market including estimated financial forecasts.

The aggregate fair value of purchase consideration of $52.2 million, comprising of $25 million cash consideration and $27.2 million stock consideration, was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date.

The major classes of assets to which the Company has allocated the fair value of purchase consideration were as follows (in thousands):

August 1, 2018
Other current assets	$46
Intangible assets	12,800
Goodwill	39,361
Total consideration	$52,207

There were no liabilities assumed by the Company for the DCR acquisition. The Company continues to collect information and reevaluate the estimates and assumptions and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of DCR and is expected to be deductible for income tax purposes.  The Company determined the fair values of intangible assets acquired with the assistance of third party valuation consultants. Based on this valuation, the intangible assets acquired are as follows (in thousands):

	Fair Value	Useful life (in Years)
Developed technology	$9,500	5
Customer relationships	3,300	5
Total intangible assets	$12,800

The Company incurred costs related to this acquisition of approximately $316,000 during the three months ended October 31, 2018. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.

The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date. Pro forma results of operations for this acquisition have not been presented as the financial impact to the Company’s condensed consolidated financial statements would be immaterial.

In conjunction with the acquisition of technology assets of DCR, the Company signed a license agreement with DCR pursuant to which the Company granted DCR a limited, non-sublicensable, non-transferable, and nonexclusive license right to use certain of the intellectual property that the Company acquired from DCR. The Company also signed a transition service agreement, pursuant to which DCR will provide administrative services to the Company during a transitional service period to support the continuing operation of the acquired business. In addition, the Company signed a three-year office lease agreement beginning from August 1, 2018 with an entity that is wholly owned by the shareholders of DCR. Refer to Note 15 Related Parties for additional disclosure on the agreements.

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

The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Simeno and is not expected to be deductible for income tax purposes.  The Company determined the fair values of intangible assets acquired and liabilities assumed with the assistance of third party valuation consultants. Based on this valuation, the intangible assets acquired are as follows (in thousands):

	Fair Value	Useful life (in Years)
Developed technology	$2,300	4
Customer relationships	1,520	4
Total intangible assets	$3,820

Simeno maintained a pension plan covering employees in Switzerland pursuant to the requirements of Swiss pension law, which has been assumed by the Company upon the completion of the acquisition. The pension plan is accounted for as a defined benefit pension plan, which requires the Company to recognize the underfunded status of the plan as a liability in the consolidated balance sheets and changes in the funded status of defined benefit pension plan through other comprehensive loss. As of the acquisition date in December 2017, the Company recorded net liabilities of $4.2 million on its consolidated balance sheet in connection with this pension plan.

The Company incurred costs related to this acquisition of approximately $445,000 during the year ended January 31, 2018 and no significant costs were incurred during the nine months ended October 31, 2018. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.

Trade Extensions TradeExt AB

On May 3, 2017, the Company acquired substantially all of the issued and outstanding capital stock held by shareholders of Trade Extensions TradeExt AB (“Trade Extensions”), a Swedish corporation. The acquisition enabled the Company to broaden its cloud platform for business spend, particularly in the area of strategic sourcing.

Upon the closing of the acquisition, the Company paid aggregate consideration of approximately $40.9 million in cash, of which $7.2 million is being held in escrow for 18 months after the transaction closing date. In November 2018, substantially all of the amount that was being held in escrow was released after deducting certain amounts to cover indemnification obligations and associated contractual provisions.

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

Note 5. Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive loss when they occur. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurement or assumptions that market participants would use in pricing the assets or liabilities, such as inherent risk, transfer restrictions and credit risk.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
October 31, 2018
Cash equivalents:(1)
Money market funds	$191,027	$-	$-	$191,027
U.S. agency obligations	-	9,170	-	9,170
Commercial paper	-	1,597	-	1,597
Marketable securities:
U.S. agency obligations	-	37,125	-	37,125
U.S. treasury securities	-	85,159	-	85,159
Corporate notes and bonds	-	26,739	-	26,739
Commercial paper	-	17,844	-	17,844
Asset backed securities	-	11,819	-	11,819
January 31, 2018
Money market funds (1)	389,357	-	-	389,357

(1)	Included in cash and cash equivalents.

The Company carries Convertible Senior Notes (the “Convertible Notes”) at face value less unamortized discount and issuance costs on its consolidated balance sheet, and presents the fair value for required disclosure purposes only. As of October 31, 2018, the fair value of the Convertible Notes was $356.9 million. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on the quoted bid prices of the Convertible Notes on the last trading day of each reporting period. As of January 31, 2018, the fair value of the Convertible Notes approximated its carrying amount at that time. For Note 9 for further information on the Convertible Notes.

Note 6. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	October 31,	January 31,
	2018	2018
Furniture and equipment	$2,829	$1,897
Software development costs	21,845	16,574
Leasehold improvements	848	557
Construction in progress	-	149
Total property and equipment	25,522	19,177
Less: accumulated depreciation and amortization	(16,939)	(13,991)
Property and equipment, net	$8,583	$5,186

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $205,000 and $140,000 for the three months ended October 31, 2018 and 2017, respectively and $581,000 and $379,000 for the nine months ended October 31, 2018 and 2017, respectively.

Amortization expense related to software development costs was approximately $753,000 and $932,000 for the three months ended October 31, 2018 and 2017, respectively, and $2.4 million and $3.0 million for the nine months ended October 31, 2018 and 2017, respectively.

Note 7. Goodwill and Other Intangible Assets

Goodwill

The following table represents the changes in goodwill (in thousands):.

Balance at January 31, 2018	$44,410
Additions from acquisitions	81,211
Balance at October 31, 2018	$125,621

Other Intangible Assets

The following table summarizes the other intangible asset balances (in thousands):

	As of
	October 31, 2018			January 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$38,435	$(7,190)	31,245	$19,385	$(4,153)	15,232
Customer relationships	11,494	(1,550)	9,944	4,694	(597)	4,097
Trademarks	160	(160)	-	160	(119)	41
In-process research and development	-	-	-	650	-	650
Total other intangible assets	$50,089	$(8,900)	$41,189	$24,889	$(4,869)	$20,020

The increase in the intangible assets balance is fully attributed to intangible assets acquired from business combinations. Refer to Note 4 for further information.

Amortization expense related to other intangible assets was approximately $1.9 million and $942,000 for the three months ended October 31, 2018 and 2017, respectively, and $4.0 million and $2.4 million for the nine months ended October 31, 2018 and 2017, respectively.

As of October 31, 2018, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2019 (remaining three months)	$2,348
2020	9,323
2021	9,304
2022	8,879
2023	6,586
Thereafter	4,749
Total	$41,189

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

Preferred Stock

As of October 31, 2018, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.

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

As of October 31, 2018, the Company had 6,071,661 shares of its common stock available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will automatically increase on the first day of each fiscal year during the term of the 2016 Plan by a number of shares equal to 5% of its outstanding shares of common stock on the last day of the prior fiscal year. The number and class of shares reserved under the Company’s 2016 Plan will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the nine months ended October 31, 2018 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at January 31, 2018	9,301,253	$7.19	7.30	$288,713
Option grants	553,697	$48.47	-	-
Options exercised	(2,236,550)	$4.67	-	-
Options forfeited	(160,017)	$9.69	-	-
Balance at October 31, 2018	7,458,383	$10.96	7.02	$401,815
Vested and expected to vest at October 31, 2018	7,458,383	$10.96	7.02	$401,815
Exercisable at October 31, 2018	4,899,061	$6.82	6.57	$284,212

The options exercisable as of October 31, 2018 include options that are exercisable prior to vesting. The aggregate intrinsic value of options vested and exercisable as of October 31, 2018 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of October 31, 2018. The aggregate intrinsic value of exercised options was $46.7 million and $24.9 million for the three months ended October 31, 2018 and 2017, respectively, and $121.2 million and $69.4 million for the nine months ended October 31, 2018 and 2017, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The weighted-average grant date fair value of options granted was $21.56 and $11.26 per share for the nine months ended October 31, 2018 and 2017, respectively. No options were granted for the three months ended October 31, 2018 or 2017.

Early Exercises of Stock Options

Certain option grants under the 2006 Stock Plan are allowed to be exercised prior to vesting. The unvested shares of common stock exercised are subject to the Company’s right to repurchase at the lower of the original exercise price or the fair market value of the share at the time the repurchase right is exercised. Early exercises of options are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises are initially recorded in accrued expenses and other current liabilities and reclassified to additional paid-in capital as the underlying shares vest. At October 31, 2018, the Company had $61,000 recorded in accrued expenses and other current liabilities related to early exercises of stock options, and the related number of unvested shares subject to repurchase was 9,548.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity related to the Company’s RSUs:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Awarded and unvested at January 31, 2018	1,971,778	$27.14
Awards granted	1,808,733	$51.24
Awards vested	(615,282)	$32.36
Awards forfeited	(264,720)	$34.61
Awarded and unvested at October 31, 2018	2,900,509	$40.38

2016 Employee Stock Purchase Plan

The Board of Directors adopted the 2016 Employee Stock Purchase Plan (the “ESPP”) in September 2016 and it has been approved by the Company’s stockholders. The ESPP allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code.

As of October 31, 2018, the Company had 931,493 shares of its common stock available for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year during the term of the ESPP by a number of shares equal to the least of (i) 1% of its outstanding shares of common stock on the last day of the prior fiscal year, (ii) 1,250,000 shares or (iii) a lesser number of shares determined by the Board of Directors. The number and class of shares reserved under the ESPP will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

Each offering period will last a number of months determined by the administrator, up to a maximum of 27 months. The initial offering period began on the effective date of the Company’s initial public offering, October 5, 2016, and ended on September 15, 2018, and new 24 month offering periods will begin on each March 16 and September 16 thereafter. Currently each offering period consists of four consecutive purchase periods, of approximately six months duration, at the end of which payroll contributions are used to purchase shares of the Company’s common stock. Participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation. Participants may withdraw from the ESPP and receive a refund of their accumulated payroll contributions at any time prior to a purchase date. Unless changed by the administrator, the purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first day of the applicable offering period (or, in the case of the initial offering period, the price at which one share of common stock is offered to the public in its initial public offering) or the fair market value per share on the applicable purchase date.

As of October 31, 2018, 946,841 shares of common stock were purchased under the 2016 ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2016 ESPP. As of October 31, 2018, total unrecognized compensation cost related to the 2016 ESPP was $6.8 million which will be amortized over a weighted-average period of approximately two years.

Market-based Options

In September 2016, the Board of Directors of the Company granted 544,127 stock options to the Chief Executive Officer (the “2016 CEO Grant”) under the 2006 Stock Plan with an exercise price of $13.04 per share. The 2016 CEO Grant is eligible to vest based on the achievement of market capital appreciation targets after the consummation of the initial public offering, as well as continuous service over a four-year period following the grant date. In March 2018, the Board of Directors granted 334,742 stock options to the Chief Executive Officer (the “2018 CEO Grant”) under the 2016 Equity Plan with an exercise price of $48.47 per share. The 2018 CEO Grant is eligible to vest based on the achievement of a stock price appreciation target as well as continuous service over a four-year period following the grant date. The fair value of the 2016 and 2018 CEO Grants were determined using a Monte Carlo simulation approach. The Company amortizes the fair value of the option awards using the graded-vesting method.

As of October 31, 2018, all performance-based milestones of the 2016 CEO Grant were achieved, resulting in 283,397 shares being vested and exercisable. As of October 31, 2018, the performance-based milestone was not achieved on the 2018 CEO Grant, resulting in no shares being vested and exercisable. Stock-based compensation expense recognized for market-based awards was approximately $531,000 and $356,000 for the three months ended October 31, 2018 and 2017, respectively, and $1.7 million and $1.3 million for the nine months ended October 31, 2018 and 2017, respectively.

Stock-based Compensation

The Company’s total stock-based compensation expense as of the dates indicated was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Cost of revenue:
Subscription services	$1,152	$585	$3,076	$1,469
Professional services and other	1,071	685	3,086	1,965
Research and development	3,046	1,999	8,551	4,798
Sales and marketing	3,899	2,212	10,732	6,152
General and administrative	4,652	2,386	13,245	6,399
Total	$13,820	$7,867	$38,690	$20,783

Stock-based compensation capitalized in capitalized software development costs was approximately $806,000 at October 31, 2018. The amortization of stock-based compensation was immaterial for all periods presented.

Of the total stock-based compensation expense, costs recognized for options granted to non-employees were immaterial for all periods presented.

As of October 31, 2018, there was approximately $18.8 million of total unrecognized compensation cost related to unvested stock options granted to employees and non-employee service providers under the Company’s 2006 Stock Plan and 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately two years.

As of October 31, 2018, there was approximately $109.9 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately three years.

The fair values of the Company’s stock options granted during the nine months ended October 31, 2018 and 2017 were estimated using the following assumptions:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Employee Stock Options:
Expected term (in years)	-	6.0	6.0	6.0
Volatility	-	46.0%	42.2%	46.0%
Risk-free interest rate	-	1.9%	2.8%	1.9% - 2.2%
Dividend yield	-	-	-	-
Employee Stock Purchase Plan:
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	31.1% - 34.1%	37.3% - 40.9%	31.1% - 34.1%	37.3% - 42.6%
Risk-free interest rate	2.4% - 2.8%	1.2% - 1.4%	2.0% - 2.8%	0.9% - 1.4%
Dividend yield	-	-	-	-
Market-based Award
Expected term (in years)	-	-	7.1	-
Volatility	-	-	43.7%	-
Risk-free interest rate	-	-	2.8%	-
Dividend yield	-	-	-	-

These assumptions and estimates are as follows:

•	Fair Value of Common Stock. The Company used the publicly quoted price as reported on the Nasdaq Global Select Market as the fair value of its common stock.
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

The Convertible Notes consisted of the following (in thousands):

	October 31, 2018	January 31, 2018
Liability:
Principal	$230,000	$230,000
Less: debt discount, net of amortization	(58,395)	(66,990)
Net carrying amount	$171,605	$163,010
Equity	$60,470	$60,470

As of October 31 and January 31, 2018, the debt discount on the Convertible Notes will be amortized over the remaining period of approximately 4.2 years and 5.0 years, respectively.

For more than twenty trading days during the thirty consecutive trading days ended October 31, 2018, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the Convertible Notes. As a result, the Convertible Notes were convertible at the option of the holders and remained classified as current liabilities on the condensed consolidated balance sheet as of October 31, 2018. As of the date of this filing, none of the holders of the Convertible Notes have submitted requests for conversion.

The following table sets forth interest expense recognized related to the Convertible Notes for the three and nine months ended October 31, 2018 (dollars in thousands):

	Three Months Ended	Nine Months Ended
	October 31, 2018	October 31, 2018
Contractual interest expense	$253	$540
Amortization of debt issuance costs	223	649
Amortization of debt discount	2,730	7,950
Total	$3,206	$9,139
Effective interest rate of the liability component	7.66%	7.66%

As of October 31, 2018, the if-converted value of the Company’s Convertible Notes exceeded the principal amount by $105.0 million. As of January 31, 2018, the if-converted value of the Company's Convertible Notes did not exceed the principal amount.

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

Note 10. Commitments and Contingencies

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates through April 2024. Rent expense, which is being recognized on a straight-line basis over the lease term, was approximately $1.8 million and $1.5 million for the three months ended October 31, 2018 and 2017, respectively, and $5.4 million and $4.0 million for the nine months ended October 31, 2018 and 2017, respectively. The difference between the lease payments made and the lease expense recognized to date using the straight-line method is recorded as prepaid expenses and other current assets or accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet. Additionally, the Company has current contractual purchase obligations for hosting services that support business operations.

Future minimum payments by year for the Company’s non-cancelable leases and purchase obligations as of October 31, 2018 are as follows (in thousands):

Year Ending January 31,
2019 (remaining three months)	$5,469
2020	19,260
2021	18,831
2022	6,553
2023	5,935
Thereafter	6,370
Total	$62,418

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

The Company recorded a tax benefit of approximately $2.3 million and $1.4 million for the three and nine months ended October 31, 2018, respectively. The Company recorded a tax provision of approximately $263,000 and $438,000 for the three and nine months ended October 31, 2017, respectively. Effective tax rates for the nine months ended October 31, 2018 and 2017 was 3.42% and (1.26%), respectively. The tax benefit during the three and nine months ended October 31, 2018 was primarily due to the release of valuation allowance of approximately $3.1 million as a result of recognition of a deferred tax liability from the Aquiire acquisition, partially offset by the provision for foreign taxes. Refer to Note 4 for further information on the Aquiire acquisition.

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

The Company has calculated its best estimate of the impact of the Tax Act in its fiscal 2018 year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. Based on the preliminary calculation, the effects of the transition tax have been offset by the Company’s available tax credits in the United States. As the Company completes the analysis of the Tax Act, collects and prepares necessary data, and interprets any additional guidance, the Company may make adjustments to its initial assessment. Pursuant to Staff Accounting Bulletin No. 118, adjustments to the provisional amounts recorded by the Company as of January 31, 2018 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.

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

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Numerator:
Net loss attributable to common stockholders	$(9,645)	$(11,302)	$(38,953)	$(35,082)
Denominator:
Weighted-average common shares outstanding	58,212	53,779	57,030	52,388
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.21)	$(0.68)	$(0.67)

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

	As of October 31,
	2018	2017
Options to purchase common stock	7,458,383	10,033,498
RSUs	2,900,509	1,963,015
Unvested common shares subject to repurchase	317,711	257,215
Shares committed under the ESPP	66,940	69,633
Contingent stock consideration for DCR acquisition	668,740	-
Holdback shares for Aquiire acquisition	37,570	-
Total	11,449,853	12,323,361

Additionally, approximately 5.2 million shares underlying the conversion option in the Convertible Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the three and nine months ended October 31, 2018, the average market price of the Company’s common stock exceeded the conversion price of the Convertible Notes of $44.51 per share.

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

Note 14. Significant Customers and Geographic Information

No customer balance comprised 10% or more of total accounts receivable at October 31, 2018 or January 31, 2018.

During the three and nine months ended October 31, 2018 and October 31, 2017, revenues by geographic area, based on billing addresses of the customers, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
United States	$42,510	$31,272	$114,804	$87,335
Foreign countries	24,945	16,068	70,654	45,693
Total revenues	$67,455	$47,340	$185,458	$133,028

No single foreign country represented more than 10% of the Company’s revenues in any period. Additionally, no single customer represented more than 10% of the Company’s revenues in any period.

Note 15. Related Parties

One of the Company’s customers, T. Rowe Associates, Inc., is an investment adviser of certain of the Company’s stockholders. The Company recognized subscription revenue from this customer of approximately $141,000 and $171,000 for the three months ended October 31, 2018 and 2017, respectively, and $439,000 and $436,000 for the nine months ended October 31, 2018 and 2017, respectively. The Company had no outstanding receivables from this customer as of October 31, 2018 or January 31, 2018.

As disclosed in Note 4 Business Combination, in conjunction with the acquisition of the technology assets of DCR, the Company signed a license agreement and a transition service agreement with DCR. For the three months ended October 31, 2018, the Company recognized revenue of approximately $550,000 for the license agreement and recorded expenses of approximately $2.5 million related to the transition service agreement, which primarily included compensation for employees and contractors that DCR had paid on behalf of the Company during the transitional period. In addition, the Company recorded approximately $61,000 rent expenses related to a lease agreement with one entity owned by shareholders of DCR. As of October 31, 2018, outstanding payables due to DCR were approximately $1.2 million. There were no outstanding receivables due from DCR related to the license agreement.

Note 16. Subsequent Event

On December 7, 2018, the Company completed the acquisition of all the equity interest in Hiperos, LLC and GTCR/Opus Blocker Corp. (the “Targets”) for consideration of approximately $95.0 million in cash, of which approximately $8.6 million will be held in escrow for 18 months after the transaction closing date. The purchase consideration is subject to customary upward or downward adjustments based on the amount of working capital of the Targets and other matters for up to 90 days following the transaction closing date.

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

Overview

We are a leading provider of business spend management, or BSM, solutions, with a comprehensive, cloud-based platform that connects our customers with more than four million suppliers globally.

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

We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the three and nine months ended October 31, 2018 and 2017, respectively.

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

We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and modules to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa, Latin America and Asia-Pacific, including Japan. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 37% and 34% for the three months ended October 31, 2018 and 2017, respectively, and 38% and 34% for the nine months ended October 31, 2018 and 2017, respectively. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.

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

Key Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of October 31,
	2018	2017
Cumulative spend under management (in billions)	$940.1	$570.9
Deferred revenue (in millions)	$130.1	$97.6

Cumulative Spend Under Management

Cumulative spend under management represents the aggregate amount of money that has been transacted through our core Coupa platform for all of our customers collectively since we launched our core platform. We calculate this metric by aggregating the actual transaction data, such as invoices, purchase orders and expenses, from customers on our core Coupa platform. Cumulative spend under management does not include spending data associated with modules from acquired companies, including Aquiire, DCR, Spend360, Trade Extensions, and Simeno. The cumulative spend under management metrics presented above do not directly correlate to our revenue or results of operations because we do not generally charge our customers based on actual usage of our core platform. However, we believe the cumulative spend under management metrics do illustrate the adoption, scale and value of our platform, which we believe enhances our ability to maintain existing customers and attract new customers.

Deferred Revenue

Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenues as of the end of a reporting period. We generally sign multiple year subscription contracts for our platform and invoice an initial amount at contract signing followed by subsequent annual invoices. The majority of our deferred revenue balance consists of subscription revenues that are recognized ratably over the contractual period. Our deferred revenue does not include future non-cancellable amounts to be invoiced under our arrangements. These amounts are disclosed as remaining performance obligations as of October 31, 2018, which includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of October 31, 2018, approximately $406.7 million of revenue is expected to be recognized from remaining performance obligations, a majority of which is related to multi-year subscription arrangements.

Non‑GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non‑GAAP measures are useful in evaluating our operating performance. We regularly review the measures set forth below as we evaluate our business (in thousands).

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Non-GAAP operating profit (loss)	$5,763	$(2,350)	$10,109	$(12,717)
Non-GAAP net profit (loss)	$5,461	$(2,834)	$8,221	$(12,717)
Free cash flows	$2,565	$3,691	$23,093	$17,711

We define non‑GAAP operating profit (loss) as operating profit or loss before stock‑based compensation, and amortization of acquired intangible assets. We define non‑GAAP net profit (loss) as net profit (loss) before stock‑based compensation and amortization of acquired intangible assets, amortization of debt discount and issuance costs, and related tax effects including non-recurring income tax adjustments. We define free cash flows as operating cash flows less purchases of property and equipment.

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Loss from operations	$(9,918)	$(11,159)	$(32,611)	$(35,905)
Stock-based compensation	13,820	7,867	38,690	20,783
Amortization of acquired intangible assets	1,861	942	4,030	2,405
Non-GAAP operating profit (loss)	$5,763	$(2,350)	$10,109	$(12,717)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Net loss	(9,645)	(11,302)	$(38,953)	$(35,082)
Stock-based compensation	13,820	7,867	38,690	20,783
Amortization of acquired intangible assets	1,861	942	4,030	2,405
Amortization of debt discount and issuance costs	2,953	-	8,595	-
Income tax effects and adjustments	(3,528)	(341)	(4,141)	(823)
Non-GAAP net profit (loss)	$5,461	$(2,834)	$8,221	$(12,717)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Net cash provided by operating activities	$4,019	$5,177	$27,963	$21,298
Less: purchases of property and equipment	(1,454)	(1,486)	(4,870)	(3,587)
Free cash flows	$2,565	$3,691	$23,093	$17,711

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

Generally subscription fees are recognized ratably as revenues over the contract term beginning on the date the application is made available to the customer. Our new business subscriptions typically have a term of three years. We generally invoice our customers in annual installments at the beginning of each year in the subscription period. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period. Amounts that will be invoiced and recognized as revenue in future periods are reflected as remaining performance obligations within our notes to our condensed consolidated financial statements.

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

Provision for (Benefit from) Income Taxes

Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. Benefit from income taxes is primarily related to the release of a valuation allowance for deferred tax assets for the quarter ended October 31 ,2018, partially offset by income taxes related to foreign and state jurisdictions. We maintain a full valuation allowance on net deferred tax assets of our U.S. and the majority of our international entities as we have concluded that it is not more likely than not that the deferred assets will be utilized.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
	(in thousands)
Revenues:
Subscription services	$60,559	$42,795	$165,899	$118,223
Professional services and other	6,896	4,545	19,559	14,805
Total revenues	67,455	47,340	185,458	133,028
Cost of revenues:
Subscription services	13,990	9,554	36,937	26,575
Professional services and other	7,674	5,441	21,492	16,865
Total cost of revenues	21,664	14,995	58,429	43,440
Gross profit	45,791	32,345	127,029	89,588
Operating expenses:
Research and development	16,077	11,409	42,693	31,301
Sales and marketing	25,622	22,402	76,862	66,892
General and administrative	14,010	9,693	40,085	27,300
Total operating expenses	55,709	43,504	159,640	125,493
Loss from operations	(9,918)	(11,159)	(32,611)	(35,905)
Interest expense	(3,181)	(6)	(9,276)	(12)
Interest income and other, net	1,112	126	1,562	1,273
Loss before provision for (benefit from) income taxes	(11,987)	(11,039)	(40,325)	(34,644)
Provision for (benefit from) income taxes	(2,342)	263	(1,372)	438
Net loss	$(9,645)	$(11,302)	$(38,953)	$(35,082)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Revenues:
Subscription services	90%	90%	89%	89%
Professional services and other	10	10	11	11
Total revenues	100	100	100	100
Cost of revenues:
Subscription services	21	20	20	20
Professional services and other	11	11	12	13
Total cost of revenues	32	31	32	33
Gross profit	68	69	68	67
Operating expenses:
Research and development	24	24	23	24
Sales and marketing	38	47	41	50
General and administrative	21	20	22	21
Total operating expenses	83	91	86	95
Loss from operations	(15)	(22)	(18)	(28)
Interest expense	(5)	—	(5)	—
Interest income and other, net	2	—	1	1
Loss before provision for (benefit from) income taxes	(18)	(22)	(22)	(27)
Provision for (benefit from) income taxes	(3)	1	(1)	—
Net loss	(15)%	(23)%	(21)%	(27)%

Three Months Ended October 31, 2018 and October 31, 2017

Revenues

	Three Months Ended
	October 31,
	2018	2017	% Change
	(in thousands)
Subscription services	$60,559	$42,795	42%
Professional services and other	6,896	4,545	52%
Total revenues	$67,455	$47,340	42%

Total revenues were $67.5 million for the three months ended October 31, 2018 compared to $47.3 million for the three months ended October 31, 2017, an increase of $20.2 million, or 42%. Subscription services revenues were $60.6 million, or 90% of total revenues, for the three months ended October 31, 2018, compared to $42.8 million, or 90% of total revenues, for the three months ended October 31, 2017. This increase in absolute dollars was primarily due to the acquisition of new customers and the sale of additional modules and users to existing customers, and to a lesser extent, new revenues generated by the acquisitions completed during the current quarter and fourth quarter of the fiscal year ended January 31, 2018. Professional services revenues were $6.9 million for the three months ended October 31, 2018 compared to $4.5 million for the three months ended October 31, 2017. The increase of $2.4 million, or 52%, was primarily due to an increase in customers and training revenues, and new revenues generated from an acquisition completed during the current quarter and the fourth quarter of the fiscal year ended January 31, 2018.

Cost of Revenues

	Three Months Ended
	October 31,
	2018	2017	% Change
	(in thousands)
Subscription services	$13,990	$9,554	46%
Professional services and other	7,674	5,441	41%
Total cost of revenues	$21,664	$14,995	44%

Cost of subscription services was $14.0 million for the three months ended October 31, 2018 compared to $9.6 million for the three months ended October 31, 2017, an increase of $4.4 million, or 46%. The increase in cost of subscription services was primarily due to increases of $1.7 million in employee compensation costs related to higher headcount, $1.7 million in hosting fees to accommodate increased customer spend, $0.8 million increase in intangible amortization and $0.2 million in other costs driven by our overall growth.

Cost of professional services was $7.7 million for the three months ended October 31, 2018 compared to $5.4 million for the three months ended October 31, 2017, an increase of $2.2 million, or 41%. The increase in cost of professional services was primarily due to an increase of $1.7 million in employee compensation costs and $0.5 million in other costs driven by our overall growth.

Gross Profit

	Three Months Ended
	October 31,
	2018	2017	% Change
	(in thousands)
Gross profit	$45,791	$32,345	42%

Gross profit was $45.8 million for the three months ended October 31, 2018 compared to $32.3 million for the three months ended October 31, 2017, an increase of $13.4 million, or 42%. The increase in gross profit was primarily the result of an increase in our subscription services revenues. Gross profit as a percentage of revenue was 68% and 69% for the three months ended October 31, 2018 and 2017, respectively.

Operating Expenses

Research and Development

	Three Months Ended
	October 31,
	2018	2017	% Change
	(in thousands)
Research and development	$16,077	$11,409	41%

Research and development expenses were $16.1 million for the three months ended October 31, 2018 compared to $11.4 million for the three months ended October 31, 2017, an increase of $4.7 million, or 41%. The increase was primarily due to increases of $3.5 million in employee compensation costs related to higher headcount, $1.0 million increase in contracted consultant costs related to the workforce of acquired entities and $0.5 million related to allocated facilities and other costs driven by our overall growth, offset by an increase of $0.3 million in development costs capitalized in the period. We expect research and development expenses will continue to increase in fiscal 2019 in absolute dollars as we continue to invest in research and development activities.

Sales and Marketing

	Three Months Ended
	October 31,
	2018	2017	% Change
	(in thousands)
Sales and marketing	$25,622	$22,402	14%

Sales and marketing expenses were $25.6 million for the three months ended October 31, 2018 compared to $22.4 million for the three months ended October 31, 2017, an increase of $3.2 million, or 14%. The increase was primarily due to an increase of $2.8 million in employee compensation costs related to higher headcount, and an increase of $0.9 million related to allocated facilities, travel and other costs, offset by a decrease of $0.5 million in commission expenses due to adoption of the new revenue standard as of February 1, 2018. We expect sales and marketing expenses will increase in fiscal 2019 due to the continuing expansion of our global sales and marketing activities.

General and Administrative

	Three Months Ended
	October 31,
	2018	2017	% Change
	(in thousands)
General and administrative	$14,010	$9,693	45%

General and administrative expenses were $14.0 million for the three months ended October 31, 2018 compared to $9.7 million for the three months ended October 31, 2017, an increase of $4.3 million, or 45%. The increase was primarily due to $3.9 million in employee compensation costs related to higher headcount, an increase of $0.2 million for professional and outside service costs, and an increase of $0.2 million related to allocated facilities and other costs driven by our overall growth.  We expect general and administrative expenses will continue to increase in fiscal 2019 in absolute dollars due to the growth of our company.

Interest Expense

	Three Months Ended
	October 31,
	2018	2017	% Change
	(in thousands)
Interest expense	$3,181	$6	NM

Interest expense was $3.2 million for the three months ended October 31, 2018 compared to $6,000 for the three months ended October 31, 2017. The $3.2 million increase in interest expense was primarily due to the interest accrued on the convertible notes and amortization of the debt discount and issuance costs on our convertible senior notes issued in the fourth quarter of fiscal 2018.

Interest Income and Other, Net

	Three Months Ended
	October 31,
	2018	2017	% Change
	(in thousands)
Interest income and other, net	$1,112	$126	NM

Interest income and other, net was $1.1 million for the three months ended October 31, 2018 compared to $0.1 million for the three months ended October 31, 2017. The $1.0 million increase in other income, net was due to a $1.5 million increase in interest income earned from our greater investment in marketable securities and money market funds, partially offset by a $0.5 million increase in net currency losses, primarily driven by the weakened British Pound and Euro during the period.

Provision for (Benefit from) Income Taxes

	Three Months Ended
	October 31,
	2018	2017	% Change
	(in thousands)
Provision for (benefit from) income taxes	$(2,342)	$263	NM

The benefit from income taxes was $2.3 million for the three months ended October 31, 2018 compared to an income tax provision of $0.3 million for income taxes for the three months ended October 31, 2017. The $2.6 milllion decrease primarily relates to an income tax benefit of $3.1 million due to the release of valuation allowance for deferred tax assets, which resulted from the recognition of deferred income tax liabilities associated with the Aquiire acquisition during the quarter. This decrease was partially offset by a higher provison for income taxes related to foreign taxes.

Nine months ended October 31, 2018 and October 31, 2017

Revenues

	Nine Months Ended
	October 31,
	2018	2017	% Change
	(in thousands)
Subscription services	$165,899	$118,223	40%
Professional services and other	19,559	14,805	32%
Total revenues	$185,458	$133,028	39%

Total revenues were $185.5 million for the nine months ended October 31, 2018 compared to $133.0 million for the nine months ended October 31, 2017, an increase of $52.4 million, or 39%. Subscription services revenues were $165.9 million, or 89% of total revenues, for the nine months ended October 31, 2018, compared to $118.2 million, or 89% of total revenues, for the nine months ended October 31, 2017. This increase in absolute dollars was primarily due to the acquisition of new customers and the sale of additional modules and users to existing customers, and to a lesser extent, new revenues generated by the acquisitions. Professional services revenues were $19.6 million for the nine months ended October 31, 2018 compared to $14.8 million for the nine months ended October 31, 2017. The increase of $4.8 million, or 32%, was primarily due to new revenues generated from expanding headcount resources and acquisitions along with an increase in customers and training revenues.

Cost of Revenues

	Nine Months Ended
	October 31,
	2018	2017	% Change
	(in thousands)
Subscription services	$36,937	$26,575	39%
Professional services and other	21,492	16,865	27%
Total cost of revenues	$58,429	$43,440	35%

Cost of subscription services was $36.9 million for the nine months ended October 31, 2018 compared to $26.6 million for the nine months ended October 31, 2017, an increase of $10.4 million, or 39%. The increase in cost of subscription services was primarily due to increases of $4.4 million in employee compensation costs related to higher headcount, $4.0 million in hosting fees to accommodate increased customer spend, $1.3 million increase in intangible amortization and $0.7 million in other costs driven by our overall growth.

Cost of professional services was $21.5 million for the nine months ended October 31, 2018 compared to $16.9 million for the nine months ended October 31, 2017, an increase of $4.6 million, or 27%. The increase in cost of professional services was primarily due to increases of $3.9 million in employee compensation costs related to higher headcount, and $0.7 million related to allocated facilities and other costs driven by our overall growth.

Gross Profit

	Nine Months Ended
	October 31,
	2018	2017	% Change
	(in thousands)
Gross profit	$127,029	$89,588	42%

Gross profit was $127.0 million for the nine months ended October 31, 2018 compared to $89.6 million for the nine months ended October 31, 2017, an increase of $37.4 million, or 42%. The increase in gross profit is mainly the result of the increase in our subscription services revenues due primarily to the addition of new customers during the period. Gross profit as a percentage of revenue was 68% and 67% for the nine months ended October 31, 2018 and 2017, respectively.

Operating Expenses

Research and Development

	Nine Months Ended
	October 31,
	2018	2017	% Change
	(in thousands)
Research and development	$42,693	$31,301	36%

Research and development expenses were $42.7 million for the nine months ended October 31, 2018 compared to $31.3 million for the nine months ended October 31, 2017, an increase of $11.4 million, or 36%. The increase was primarily due to increases of $9.0 million in employee compensation costs related to higher headcount, $1.4 million related to allocated facilities and other costs driven by our overall growth, and $1.0 million in contracted consultant costs related to the workforce of acquired entities.

Sales and Marketing

	Nine Months Ended
	October 31,
	2018	2017	% Change
	(in thousands)
Sales and marketing	$76,862	$66,892	15%

Sales and marketing expenses were $76.9 million for the nine months ended October 31, 2018 compared to $66.9 million for the nine months ended October 31, 2017, an increase of $10 million, or 15%. The increase was primarily due to increases of $8.2 million in employee compensation costs related to higher headcount, $1.8 million related to allocated facilities and other costs, $0.7 million in marketing and events costs, including travel, $0.5 million related to outside services and consulting costs, and an increase of $0.5 million related to amortization of intangible assets, offset by a decrease of $1.7 million in commission expenses due to adoption of the new revenue standard as of February 1, 2018.

General and Administrative

	Nine Months Ended
	October 31,
	2018	2017	% Change
	(in thousands)
General and administrative	$40,085	$27,300	47%

General and administrative expenses were $40.1 million for the nine months ended October 31, 2018 compared to $27.3 million for the nine months ended October 31, 2017, an increase of $12.8 million, or 48%. The increase was primarily due to increases of $11.2 million in employee compensation costs related to higher headcount, $1 million related to allocated facilities and other costs driven by our overall growth, and $0.6 million for professional and outside service costs.

Interest Expense

	Nine Months ended
	October 31,
	2018	2017	% Change
	(in thousands)
Interest expense	$9,276	$12	NM

Interest expense was $9.3 million for the nine months ended October 31, 2018 compared to $12,000 for the nine months ended October 31, 2017. The $9.3 million increase in interest expense was primarily due to the interest accrued on the convertible notes and amortization of the debt discount and issuance costs on our convertible senior notes issued in the fourth quarter of fiscal 2018.

Interest Income and Other, Net

	Nine Months Ended
	October 31,
	2018	2017	% Change
	(in thousands)
Interest income and other, net	$1,562	$1,273	23%

Interest income and other, net was $1.6 million for the nine months ended October 31, 2018 compared to $1.3 million for the nine months ended October 31, 2017, an increase in other income of $0.3 million, or 23%. The increase in other income, net was due to $3.4 million increase in interest income earned from our greater investment in marketable securities and money market funds offset by a $3.1 million increase in net currency losses, primarily driven by the weakened British Pound and Euro during the period.

Provision for (Benefit from) Income Taxes

	Nine Months Ended
	October 31,
	2018	2017	% Change
	(in thousands)
Provision for (benefit from) income taxes	$(1,372)	$438	NM

The benefit from income taxes was $1.4 million for the nine months ended October 31, 2018 compared to an income tax provision of $0.4 million for the nine months ended October 31, 2017. The $1.8 million decrease primarily relates to an income tax benefit of $3.1 million which was recognized during Q3 fiscal 2019, offset by increased income tax expenses for our overseas entities. The income tax benefit of $3.1 million was due to release of valuation allowance for deferred tax assets, which resulted from the recognition of deferred income tax liabilities associated with the Aquiire acquisition during the quarter.

Liquidity and Capital Resources

As of October 31, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities of approximately $406 million. We had an outstanding debt in the form of convertible senior notes with a $230 million principal amount as of October 31, 2018. For more than twenty trading days during the thirty consecutive trading days ended October 31, 2018, the last reported sale price of our common stock exceeded 130% of the conversion price of the convertible senior notes. As a result, the convertible senior notes were convertible at the option of the holders.

In conjunction with the issuance of the convertible senior notes, we entered into a capped call transaction that also limits our exposure to additional cash payments above the $230 million principal balance in the event of a cash conversion of the senior convertible notes. We may owe additional cash to the note holders upon early conversion if our stock price exceeds $63.821 per share. Although our incremental exposure to the additional cash payment above the principal amount of the senior convertible notes is limited by the capped call, we may experience dilution to the ownership interests of existing stockholders.

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

Operating Activities

Cash provided by operating activities of $28.0 million for the nine months ended October 31, 2018, was due to a net loss of $39.0 million, net accretion of discounts and amortization of premiums on marketable securities for $1.0 million, and other non-cash items for $0.4 million, offset by stock-based compensation of $38.7 million, depreciation and amortization, including deferred commissions, of $10.8 million, and amortization of debt discount and issuance costs of $8.6 million. The net change in operating assets and liabilities was favorable primarily due to a $12.4 million decrease in accounts receivable from the collection of customer payments which is typically higher in the first half of our fiscal year, in addition to other operating activities generating a cash inflow of $10.1 million, partially offset by an unfavorable variance due to increases of $8.5 million in deferred commissions, $3.3 million in prepaid expenses and other current assets mainly due to a prepayment to a hosting service provider, and $0.5 million in other assets.

Cash provided by operating activities of $21.3 million for the nine months ended October 31, 2017 was due to a net loss of $35.1 million, offset by stock-based compensation of $20.8 million, and depreciation and amortization, including deferred commissions, of $8.6 million. The net change in operating assets and liabilities was favorable primarily due to our collection of customer payments which is typically higher in the first half of our fiscal year, in addition to other operating activities generating a cash inflow of $30.5 million, partially offset by an unfavorable variance due to the increase of $3.5 million in capitalized deferred commissions, and prepaid expenses and other current assets.

Investing Activities

Cash used in investing activities for the nine months ended October 31, 2018 of $231.6 million was primarily related to the purchase of marketable securities of $209.3 million, $49.2 million spent on business acquisitions, and $4.9 million for purchases of property and equipment, offset by $31.8 million for maturities of marketable securities.

Cash used in investing activities for the nine months ended October 31, 2017 of $43.2 million was primarily related to $39.6 million spent in business acquisitions, and $3.6 million for purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the nine months ended October 31, 2018 of $18.3 million was primarily due to $10.1 million in proceeds from the exercise of stock options and $8.8 million from the proceeds received for common stock issued under the ESPP plan, offset by the payment of $0.6 million in issuance costs related to the issuance of our convertible notes in January 2018.

Cash provided by financing activities for the nine months ended October 31, 2017 of $39.2 million was primarily due to the $22.3 million in net proceeds raised in our follow-on offering, $10.1 million in proceeds from the exercise of stock options and $6.8 million from the proceeds received for common stock issued under the ESPP plan.

Off-Balance Sheet Arrangements

Through October 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

Our principal commitments and contractual obligations consist of our senior notes due in 2023, obligations under operating leases for office facilities and contractual purchase obligations for hosting services that support our business operations. The following table summarizes our non-cancelable contractual obligations as of October 31, 2018:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Convertible senior notes (1)	$230,000	$-	$-	$230,000	$-
Aggregate interest obligations (1)(2)	3,892	855	1,713	1,324	-
Operating lease obligations	34,168	6,750	13,514	11,431	2,473
Purchase obligations	28,250	3,750	24,500	-	-
Total contractual obligations	$296,310	$11,355	$39,727	$242,755	$2,473
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling and Swedish Krona. Due to the relative size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We performed a sensitivity analysis as of October 31, 2018 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate $2.8 million impact on our current quarter net loss. We expect our international operations to continue to grow in the near term and we are continually monitoring the foreign currency exposure to determine when we should begin a hedging program. The majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.

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

Our exposure to interest rate risk also is related to our interest-bearing assets, primarily our cash and cash equivalents. Fluctuations in interest rates impact the yield of the investment. A hypothetical 100 basis points increase in interest rates would have impacted interest income by $600,000 and $500,000 for the three months ended October 31, 2018 and 2017, respectively.

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

We have in the past acquired and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, we acquired Vinimaya, Inc. (d/b/a Aquiire) in October 2018, acquired certain assets from DCR Workforce in August 2018 and acquired Simeno Holdings AG in December 2017. Acquisitions may disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business.

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

We have incurred significant losses in each period since our inception in 2006. We incurred net losses of $43.8 million, $37.6 million and $46.2 million in the fiscal years ended January 31, 2018, 2017 and 2016, respectively and we incurred net losses of $9.5 million for our fiscal quarter ended October 31, 2018. We had an accumulated deficit of $204.5 million and $160.5 million at January 31, 2018 and 2017, respectively, and we had an accumulated deficit of $238.1 million at October 31, 2018. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses because costs associated with acquiring customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for shorter periods). You should not consider our recent growth in revenues as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a midterm or long term basis.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 35%, 32% and 28% of our total revenues for the fiscal years ended January 31, 2018, 2017 and 2016, respectively, and constituted 37% of our total revenues for our fiscal quarter ended October 31, 2018. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to continue to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

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

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the enterprise software industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. In particular, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the Euro zone, including instability surrounding “Brexit,” the United Kingdom’s decision to exit the European Union. We have operations, as well as current and potential new customers, throughout most of Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, many customers may delay or reduce their information technology spending.

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

As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows because our international contracts are sometimes denominated in local currencies, in particular with respect to the Euro, British Pound Sterling,  Swedish Krona, Swiss Franc, and Australian Dollar. Over time, an increasing portion of our international contracts may be denominated in local currencies. Therefore, as exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Additionally, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments. Moreover, we anticipate growing our business further outside of the United States, and the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.

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

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 9 of notes to our condensed consolidated financial statements, the conditional conversion feature was triggered as of October 31, 2018, and the Convertible Notes are currently convertible at the option of the holders as of October 31, 2018 through January 31, 2019.

In addition, even if holders of Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.  As disclosed in Note 9 of notes to our condensed consolidated financial statements, because the conditional conversion feature was triggered as of October 31, 2018, the Convertible Notes have remained classified as current liabilities on the condensed consolidated balance sheet as of October 31, 2018.

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

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes and could also impact the trading price of the Convertible Notes. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock has ranged from $22.50 to $84.53 through October 31, 2018. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 12, 2018, we closed our acquisition of Vinimaya, Inc. (d/b/a Aquiire) pursuant to which we approved the issuance of 300,560 shares of our common stock (subject to holdback provisions). This transaction was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

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

Coupa Software Incorporated

Date: December 10, 2018	By:	/s/ Robert Bernshteyn
Robert Bernshteyn
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: December 10, 2018	By:	/s/ Todd Ford
Todd Ford
Chief Financial Officer (Principal Financial Officer)