Form 10-K
period 2019-01-31
Coupa Software Inc
filed 2019-03-27
CIK 1385867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex-change Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2018, the aggregate market value of its shares (based on a closing price of $61.31 per share) held by non-affiliates was approximately $3.5 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of March 22, 2019 was 61,043,546.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2019 Annual Meeting of Stockholders, scheduled to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended January 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COUPA SOFTWARE INCORPORATED

Form 10-K for the Fiscal Year Ended January 31, 2019

i

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

ii

PART I

Item 1. Business.

Overview

We are a leading provider of business spend management (“BSM”) solutions. We offer a comprehensive, cloud-based BSM platform that has connected hundreds of organizations with more than four million suppliers globally. Our platform provides greater visibility into and control over how companies spend money. Using our platform, businesses are able to achieve real, measurable value and savings that drive their profitability.

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

Economic conditions, intense competition and the global regulatory environment are forcing businesses to find new ways to drive operational efficiencies, track processes, reduce costs, fund business growth and innovation, and enhance profitability and cash flow. Therefore, managing business spend has increasingly become a major strategic imperative to help businesses achieve cost savings. Indirect spend, which refers to goods and services that support a company’s operations as opposed to direct spend that flows into the products a company manufactures, is particularly difficult to manage due to inefficient employee spending behavior and disparate systems that obstruct spend visibility.

We offer a comprehensive cloud-based BSM platform that delivers a broad range of capabilities that would typically require the purchase and use of multiple disparate point applications. The core of our platform consists of procurement, invoicing, expense management and payments modules that form the transactional engine for managing a company’s business spend. In addition, our platform offers supporting modules to help companies further manage their spend, including strategic sourcing, spend analysis, contract management, supplier management, and contingent workforce management. Our Coupa Community Intelligence solutions provide benchmarking and insights on our BSM platform. Additionally, we provide a purchasing program, Coupa Advantage, that leverages the collective buying power of Coupa customers to provide advantageous, pre-negotiated discounts from various suppliers.  Moreover, through our Coupa Open Business Network, suppliers of all sizes can easily interact with buyers electronically, thus significantly reducing paper, improving operating efficiencies and reducing costs.

Our company culture and our interactions with customers are driven by three guiding principles (which we refer to as our core values): (1) ensuring customer success, (2) focusing on results and (3) striving for excellence.  In particular, this strong focus on customer success, which includes delivering quantifiable business value to our customers by helping them maximize their spend under management, serves as the foundation for the successful execution of our strategy, and, as a result, is critical to our growth.  With a rapid time-to-deployment, typically ranging from a few weeks to several months, and an easy-to-use interface that shields users from unnecessary complexity, our customers can achieve widespread user adoption quickly and generate value within a short timeframe, thus benefitting from a rapid return on investment.

We benefit from powerful network effects. As more businesses subscribe to our BSM platform, the collective spend under management on our platform grows. Greater aggregate spend under management on our platform attracts more suppliers, which in turn attracts more businesses that want to take advantage of the goods and services available through our platform. In addition, as more businesses and employees use our platform, the amount of spend under management continues to increase. This leads to increasingly more powerful prescriptive spend management and risk management recommendations from our Coupa Community Intelligence solutions, helping to create more value for customers and improving our ability to attract more businesses. The resulting increase in sales enables us to further invest in our platform and to improve our functionality and user interface to continue to attract more businesses and suppliers to our platform, which enhances the network effects that benefit all parties.

We have developed a rich partner ecosystem of systems integrators, implementation partners, resellers and technology partners. We work closely with several global systems integrators, including Accenture, Deloitte, KPMG and others that help us scale our business, extend our global reach and drive increased market penetration. We expect the number of our partner-led implementations and sales referrals from our partners to continue to increase over time.

We have achieved rapid growth in customer adoption, cumulative spend under management and transactions conducted through our platform which is currently subscribed to by nearly 1,000 customers. Our cumulative spend under management is highlighted below:

As of January 31, 2019, 2018, and 2017, our cumulative spend under management was $1,079 billion, $680 billion and $365 billion, respectively. Cumulative spend under management does not directly correlate to our revenue or results of operations because we do not generally charge our customers based on actual usage of our BSM platform.  However, we believe that cumulative spend under management illustrates the adoption, scale and value of our platform, which we believe enhances our ability to maintain existing customers and attract new customers.

For our fiscal years ended January 31, 2019, 2018, and 2017, our revenues were $260.4 million, $186.8 million and $133.8 million, respectively, and our net losses were $55.5 million, $43.8 million and $37.6 million, respectively, as we focused on growing our business.

The Coupa BSM Platform

We offer a comprehensive cloud-based BSM platform that delivers a broad range of capabilities that would otherwise require the purchase and use of multiple disparate point applications. The core of our platform consists of procurement, invoicing, expense management and payments modules that form our transactional engine and capture a company’s business spend. In addition, our platform offers supporting modules to help companies further manage their spend, including strategic sourcing, spend analysis, contract management, supplier management, and contingent workforce management.

Our comprehensive BSM platform provides businesses with real-time visibility and control of spending. The platform’s modern, user-centric interface enables businesses to drive adoption of the platform and capture, analyze and control this spend, achieve real measurable value and savings, and directly improve their profitability:

•

Drive Adoption.  Our platform applies a distinctive user-centric approach that shields users from complexity and provides a mobile-enabled consumer Internet-like experience, thus enabling widespread adoption of our platform by users across the entire organization, and across the customer’s supplier base, as well.

•

Capture.  At the core of our platform is our transactional engine that is comprised of our procurement, invoicing, expense management and payment management modules, which comprehensively help capture and manage spend within an organization. Given purchase orders, invoices, expense reports and payments flow through our platform and the data is stored centrally in a clean and organized fashion, businesses are able to observe their spending activities in real time.

•

Analyze.  Our spending analytics capabilities provide intuitive spend analysis dashboards and reports that deliver real-time analytical insights that help businesses identify problems and make better spending decisions. Real-time analytical and prescriptive insights are critical to helping identify savings opportunities and risks, isolating problem areas in the spending process, and providing recommendations to target improvement efforts.

•

Control.  We help our customers control and streamline their spending activity, realize efficiencies that result in real savings, and reduce supplier risk. Our platform has extensive functionality that enables managers to prevent excessive spend, reduce spend through efficiencies and cost savings associated with strategic sourcing and contract compliance, and identify and manage risky suppliers across numerous levels of the supply base.

•

Value.  Within a short timeframe, we help our customers realize measurable value by taking advantage of pre-negotiated supplier discounts, achieving contract compliance, improving process efficiencies and reducing redundant and wasteful spending, as well as enable strategic sourcing via reverse auctions in which suppliers bid down prices at which they are willing to sell their goods and services to businesses.

Our BSM Platform’s Capabilities

Our comprehensive, cloud-based BSM platform includes the following capabilities:

Coupa’s Transactional Engine

The core of our platform is our transactional engine, which is comprised of the following modules:

•

Procure:  Our procurement module enables customers to strategically establish spend policies and approval rules to govern company spending. The application provides a consumerized e-commerce shopping experience so that employees can easily and quickly find the goods and services they need to do their jobs. For example, employees searching for goods can see inventory on-hand balances in the search results, which eliminates redundant spending. Our procurement module streamlines purchasing requisition and purchase order processes, allowing businesses to track and manage purchases in real time, thus reducing time and cost. Upon approval of an employee request, purchase orders are automatically sent to suppliers for fulfillment and invoicing. Benchmark data allows customers to spot process inefficiencies, while configuration ease enables businesses to effortlessly adjust business processes to meet continually changing business requirements.

•

Invoice:  Our invoicing module enables customers to improve cash management through the effective management of supplier invoices via embedded dashboards and work queues that prioritize invoices with early payment discount opportunities. Customers may quickly configure invoice approval and matching rules so invoices can be routed without accounts payable team member effort and cost. Easy, no-cost means for suppliers to create electronic invoices that comply with government regulations allow businesses to eliminate paper and further reduce their invoice processing costs, all while reducing invoice payment fraud risk.

•

Expense:  Our expense management module enables customers to gain control of the expenses incurred by employees. Innovative mobile capabilities such as GPS and geo-location make it easy for travelers to create expense reports on-the-go so businesses gain real-time expense visibility. Frugal meter capabilities automatically assess the appropriateness of employee charges based on the customer’s configured business processes. Seamless connectivity to credit card providers feed charges into our expense management module for added visibility and reporting ease.

•

Pay: We recently introduced a new component of our Coupa transactional engine that we call Coupa Pay.  This new component represents a set of solutions that will help customers consolidate and optimize their business-to-business payment processing. For example, with Coupa Pay, customers can take advantage of early payment discounts and pay authorized suppliers with one-time-use credit cards, known as virtual cards. With payments management as a core capability within a unified BSM platform, payment transactions can be directly tied to backing documentation for better visibility and control of business spend.

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

Contract Management.  Our contracts module enables customers to operationalize contracts and make them easily available for purchasing by employees across the organization. Contract compliance increases savings as employees make purchases using negotiated rates. Real-time contract enforcement and spend visibility is provided through embedded dashboards at both the contract and summary level. Full text search capabilities and automatic alerts remind employees to review contracts prior to expiration or auto-renewal dates.

Contingent Workforce. Our contingent workforce module enables customers to gain better visibility, control and optimization of services spend, as part of their holistic business spend management program. Customers can easily initiate requests for temporary work or advanced SOW-based projects as well as source and collect bids. Having better visibility to preferred suppliers helps customers optimize costs by selecting appropriate vendors with competitive rates. Onboarding and offboarding contingent workers is fast and secure, while tracking worker performance and ensuring compliance with company policies is simplified for both customers and contingent workers.

Supplier Management.  Our supplier management module enables customers to collect supplier information required to manage and pay suppliers and provides data about potential risks associated with a given supplier. Customers can also this module to help ensure compliance and mitigate third-party risk by extensively evaluating their supplier base on critical risk domains, including information security, anti-bribery and anti-corruption and GDPR compliance, while also staying informed on potential supplier risk by leveraging credit ratings and other searches of publicly available databases.

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

By using our Coupa Open Business Network, companies can become compliant with government mandates, increase profitability and reduce costs by driving electronic transactions away from paper-based transactions. Our Coupa Open Business Network user interface is easy to navigate and requires little to no training for suppliers to instantly manage transactions. Businesses are able to interact with thousands of suppliers already using our Coupa Supplier Portal, quickly onboard new suppliers, integrate directly or simply use our smart e-mail tools. Businesses can also use the Coupa Open Business Network to layer on top of their existing technology, including third-party systems such as Oracle iProcurement, SAP SRM and others. Suppliers of all sizes benefit, as they are able to join the networked economy without changing their technology or spending money on transaction fees.

Coupa Advantage

Our Coupa Advantage program offers customers the opportunity to leverage pre-negotiated discounts from select suppliers in several business categories such as office supplies, branded promotional products, background checks, employee perquisites and more. The program leverages the collective buying power of Coupa customers to offer potential savings opportunities.

Coupa Community Intelligence

Our Community Intelligence capability, which extends across our BSM platform, provides information to Coupa customers by applying artificial intelligence-powered analysis to the structured, normalized data collected from the comprehensive set of business spend transactions that have occurred on the Coupa platform. This innovative analysis provides Coupa customers with prescriptive recommendations to optimize their spend decisions and reduce risk. Participating customers are able to contribute to and benefit from Community Intelligence, with use cases spanning various areas of spend management, including Supplier Insights and Risk Aware which help companies evaluate and reduce the risk levels of suppliers, operational insights which helps businesses measure their own performance on key operational metrics against other Coupa customers, and Spend Guard, which surfaces potential errors and fraud across business spend, including invoices and employee expense reports.

Key Benefits to Businesses

•	Rapid time to value through fast deployment cycles and low cost of ownership of cloud-based model.
•	Opportunity to achieve significant and sustainable savings that can translate into improved profitability.

•	High employee adoption of our easy-to-use BSM platform, which enables better visibility into spend, allowing both procurement and sourcing professionals to better manage their time.
•	Strong supplier adoption as suppliers are motivated to join our network due to ease of enablement, flexibility and lack of supplier fees.
•	Access to extensive spending data in real time, which leads to superior decision-making that can result in significant cost savings.
•	Ability to stay agile and adapt to changes in operating and regulatory environments with our easily configurable platform.
•	Process efficiency improvements that allow businesses to free up valuable resources and staff who can be deployed effectively elsewhere in the organization.
•	Enhanced compliance with governmental regulations through greater auditability, documentation and control of spending activity.

Key Benefits to Employees

•	Intuitive and simple user experience that shields users from complexity and enables adoption of our platform with minimal training.
•	Efficiency improvements as employees are more rapidly able to procure the goods and services they need to fulfill their job responsibilities.
•	Mobile access from anywhere in the world.
•	Convenience to employees, as our platform gathers data on historical activity and leverages the insights to help populate requests and minimize data entry.
•	Faster reimbursement to employees due to more efficient expense management processes.

Key Benefits to Suppliers

•	Participating in our Coupa Open Business Network.
•	Fast registration process and flexibility to interact with customers through the Coupa Supplier Portal, direct integration or simply by use of direct email.
•	Elimination of manual processes and efficiency improvements through electronic invoicing and streamlined procurement and payment processes.
•	Real-time visibility into invoice status, often through direct push notifications without having to log in to a portal.
•	Seamless audit, documentation and archiving of electronic purchase orders and invoices that helps suppliers comply with changing government regulations, as well as avoid risks.
•	Opportunity to display supplier information and catalog of products and services on the Coupa Open Business Network for existing and prospective customers.

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

•

Powerful Network Effects.  As more businesses subscribe to our platform, the collective spend under management on our platform grows. Greater aggregate spend under management on our platform attracts more suppliers, which in turn attracts more businesses that want to take advantage of the goods and services available through our platform, thereby creating powerful network effects. In addition, as more businesses and employees use our platform, the amount of spend under management continues to increase. By harnessing the collective insights from our platform’s transactional spend data, Coupa Community Intelligence delivers prescriptive spend and risk management insights and performance benchmarking to customers. This leads to more value for customers and improves our ability to attract more businesses. The resulting increase in sales enables us to further invest in our platform and to improve our functionality and user interface to continue to attract more businesses and suppliers to our platform, which enhances the network effects that benefit all parties.

•

Fast Time-to-Value.  We are built from the ground up as a SaaS application delivered via the cloud. As a result, our total cost of ownership is low, our deployment times are short and we can seamlessly deploy the latest updates and upgrades to all our customers via our cloud-based platform.

•

Rich Partner Ecosystem.  We have developed strong strategic relationships with a number of leading partners including global systems integrators, implementation partners, resellers and technology partners. While implementation partners such as Accenture, Deloitte and KPMG help us scale our business by extending our global reach and driving increased market penetration, our various technology partners help extend and enhance the capabilities of our platform by facilitating integrations that can deliver a higher level of value to customers.

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

Growth Strategy

Key elements of our strategy include:

•	driving enterprise and mid-market customer expansion and global sales capability;
•	expanding global brand awareness, acquisition and advocacy for our solutions;

•	developing and expanding our partner ecosystem;
•	acquiring key assets to broaden our value proposition;
•	launching innovations to drive a greater share of an organization’s spending; and
•	cultivating a winning culture and community.

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

Our principal marketing programs include:

•	our annual INSPIRE user conference, which is held over multiple days to connect customers, disseminate best practices, and reinforce our brand among existing and new customers.
•	field marketing events for customers and prospective customers;
•	programmatic account-based marketing efforts in close partnership with sales to target the ICP accounts in our respective sales segments;
•	territory development representatives who respond to incoming leads to convert them into new sales opportunities;
•	participation in, and sponsorship of, user conferences, executive events, trade shows and industry events;
•	focused cross-channel campaigns with existing customers to drive expansion;
•	public relations, analyst relations and social media initiatives;
•	integrated marketing campaigns, including direct e-mail, online web advertising, blogs and webinars;
•	cooperative marketing efforts with partners, including joint press announcements, joint trade show activities, channel marketing campaigns and joint seminars;
•	development of our ideal customer profile (ICP), which are the accounts with the highest propensity to buy, for each of our sales segments;
•	customer programs, including regional user group meetings; and
•	use of our website to provide application and company information, as well as learning opportunities for potential customers;

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

•	Referral Partners. Our referral partners provide global, national and regional expertise in business spend management, procurement and expense management. They help organizations through operational transformation by leveraging process, best practices and new technology. These partners may refer customer prospects to us and assist us in selling to them. In return, we typically pay these partners a percentage of the first-year subscription revenue generated by the customers they refer.

•

Implementation Partners.  In order to offer the full breadth of implementation services, change management, and strategic consulting services to our customers, we work with leading global systems integrators such as Accenture, Deloitte and KPMG, as well as boutique and regional consulting firms. Our strategy is to enable the majority of our projects to be led by implementation partners with additional specialized support from us. Our implementation partners are highly skilled and trained by our team. When working with implementation partners, we are typically in a “co-sell” arrangement where we will sell our subscription directly to the customer and our partner will sell its implementation services directly to the customer.

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

Technology Infrastructure and Operations

The technologies used to build our platform and modules are native cloud and designed to scale to millions of users. We utilize a modern technology stack to take advantage of advancements in web-design, open source technologies, scalability and security. We have implemented industry-standard security practices to help us protect our customers’ critical information.

We have partnered with leading hosting and infrastructure companies to provide the hardware and infrastructure to support our BSM platform. With these partnerships, we are able to easily scale the service during peak load periods, allowing us to continuously add users and customers without significant downtime or lead-time to procure new capacity. We also have the ability to offer our solutions globally across various different physical locations, such as the U.S., Europe and Asia-Pacific.

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

Our competitors fall into the following categories:

•

Large enterprise software vendors such as Oracle Corporation and SAP AG that predominantly focus on database and ERP software solutions. SAP acquired both Ariba, Inc., Fieldglass, Inc. and Concur Technologies, Inc. in 2012, 2014, and 2015, respectively, to form the core of their cloud offerings that compete with us.

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

We believe that we compare favorably on the basis of these factors. However, many of our competitors have greater financial, technical and other resources, greater brand recognition and larger sales and marketing budgets; therefore, we may not compare favorably with respect to some or all of the factors above.

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

Our Customers

As of January 31, 2019, we have 988 customers that are doing business in more than 100 countries and our platform is offered in more than 20 languages. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large corporation that has an active contract with us or our partner to access our platform.  Our customers include leading businesses in a diverse set of industries, including healthcare and pharmaceuticals, retail, financial services, manufacturing, and technology.

Employees

As of January 31, 2019, we had 1,202 full-time employees globally, of which 728 work in the U.S. None of our U.S. employees are represented by a labor union or are the subject of a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We have in the past acquired and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, we acquired Hiperos LLC in December 2018, acquired Vinimaya, Inc. (d/b/a Aquiire) in October 2018 and acquired certain assets from DCR Workforce in August 2018. Acquisitions may disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business.

In addition, we have limited experience in acquiring other businesses and we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;
•	unanticipated costs, accounting charges or other liabilities associated with the acquisition;
•	incurrence of acquisition-related costs;
•	difficulty integrating the accounting systems, internal controls, operations and personnel of the acquired business;
•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business, including due to language, geographical or cultural differences;
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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets. Goodwill must be assessed for impairment at least annually, and other intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. In addition, our exposure to risks associated with various claims, including the use of intellectual property, may be increased as a result of acquisitions of other companies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired technology that has not been asserted prior to our acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

Because we recognize subscription revenues over the term of the contract, fluctuations in new sales and renewals may not be immediately reflected in our operating results and may be difficult to discern.

We generally recognize subscription revenues from customers ratably over the terms of their contracts, which are typically three years, although some customers commit for longer or shorter periods. As a result, most of the subscription revenues we report on each quarter are derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter would likely have only a small impact on our revenues for that quarter. However, such a decline would negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our pricing policies or rate of renewals, may not be fully apparent from our reported results of operations until future periods.

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

In addition, California enacted the California Consumer Privacy Act of 2018 which takes effect on January 1, 2020 and will broadly define personal information, give California residents expanded privacy rights and protections and provide for civil penalties for violations. The effects of this legislation are potentially far-reaching and may require us to modify our data management practices and to incur substantial expense in an effort to comply.

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

We have incurred significant losses in each period since our inception in 2006. We incurred net losses of $55.5 million, $43.8 million, and $37.6 million in the fiscal years ended January 31, 2019, 2018, and 2017, respectively. We had an accumulated deficit of $254.9 million at January 31, 2019. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses because costs associated with acquiring customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for longer or shorter periods). You should not consider our recent growth in revenues as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a midterm or long-term basis.

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

We rely heavily upon Amazon Web Services (“AWS”) to operate certain aspects of our platform and any disruption of or interference with our use of AWS could impair our ability to deliver our platform and modules to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers and harm to our business. We have architected our software and computer systems to use data processing, storage capabilities and other services provided by AWS. Currently, most of our cloud service infrastructure is run on AWS. Given this, we cannot easily switch our AWS operations to another cloud provider, so any disruption of or interference with our use of AWS would adversely affect our operations and potentially our business.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm. In accordance with guidance issued by the Securities and Exchange Commission (“SEC”), companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. After that time, however, the internal controls of companies that we have acquired must be included in our management report on internal controls over financial reporting and the attestation of our independent registered public accounting firm.  If we have a material weakness in our internal controls over financial reporting (including in the control environment of our acquired companies), we may not detect errors on a timely basis and our financial statements may be materially misstated. While we were able to determine the effectiveness of our internal controls over financial reporting in our management’s report as of January 31, 2019, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, in the future, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion, or otherwise assert that our internal controls are effective, and additionally, our independent registered public accounting firm may not be able to formally attest to the effectiveness of our internal controls over financial reporting.

If in the future we identify material weaknesses in our internal controls over financial reporting (including in the control environment of our acquired companies), if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC, stock exchange or other regulatory authorities, which could require additional financial and management resources to address.

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 38%, 35%, and 32% of our total revenues for the fiscal years ended January 31, 2019, 2018, and 2017, respectively. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to continue to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

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

•	adverse tax consequences;
•	unstable regional and economic political conditions; and
•	the fragmentation of longstanding regulatory frameworks caused by Brexit.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results for periods prior and subsequent to such change. For example, recent new standards issued by the FASB that could materially impact our financial statements include revenue from contracts with customers, accounting for leases, and implementation costs incurred in a hosting arrangement that is a service contract. We may adopt one or more of these standards retrospectively to prior periods and the adoption may result in an adverse change to previously reported results. Additionally, the adoption of these standards may potentially require enhancements or changes in our systems and will require significant time and cost on behalf of our financial management.

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

The prescribed periods of adoption of these standards and other pending changes in accounting principles generally accepted in the United States, are further discussed in Note 2 “Significant Accounting Policies—Recent Accounting Guidance” in the notes to our consolidated financial statements.

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

On December 22, 2017, the U.S. government enacted comprehensive federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for taxable years beginning after December 31, 2017. These changes could have a material adverse impact on the value of our U.S. deferred tax assets, result in significant one-time charges in the current or future taxable years and increase our future U.S. tax expense. For example, while the Tax Act allows for federal net operating losses incurred in tax years beginning after December 31, 2017 to be carried forward indefinitely, the Tax Act also imposes an 80% limitation on the use of net operating losses that are generated in tax years beginning after December 31, 2017. We are continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate. At this stage, it is unclear how many U.S. states will incorporate these federal law changes, or portions thereof, into their tax codes. The implementation by us of new practices and processes designed to comply with, and benefit from, the Tax Act and its rules and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations and financial condition.

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

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 9 of notes to our consolidated financial statements, the conditional conversion feature was triggered as of January 31, 2019, and the Convertible Notes are currently convertible at the option of the holders as of January 31, 2019 through April 30, 2019.

In addition, even if holders of Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. As disclosed in Note 9 of notes to our consolidated financial statements, because the conditional conversion feature was triggered as of January 31, 2019, the Convertible Notes have remained classified as current liabilities on the consolidated balance sheet as of January 31, 2019.

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

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes and could also impact the trading price of the Convertible Notes. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock has ranged from $22.50 to $87.00 through January 31, 2019. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, for whatever reason, could cause the market price of our common stock and the trading price of the Convertible Notes to decline or make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate and could impair our ability to raise capital through the sale of additional equity or equity linked securities. In addition, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144, the shares issued upon exercise of outstanding stock options, settlement of outstanding restricted stock units, or conversion of the Convertible Notes into common stock will be available for immediate resale in the United States in the open market.

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

We have additional domestic offices in New York, Cincinnati, Pittsburgh, Boca Raton, San Diego, and Reno. We also have international offices in Australia, Canada, Germany, India, Ireland, Italy, Mexico, the Netherlands, Singapore, Sweden, Switzerland, the United Kingdom, and Japan. We may further expand our facilities capacity as our employee base grows. We believe that we will be able to obtain additional space on commercially reasonable terms.

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

Holders

As of January 31, 2019 there were 109 registered stockholders of record of our common stock and we believe a substantially greater number of beneficial owners who hold shares through brokers, banks or other nominees.

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

Unregistered Sales of Equity Securities

On August 1, 2018, the Company completed the acquisition of the technology assets of DCR Workforce Inc. ("DCR") for aggregate cash consideration of $25.0 million paid at closing (of which $3.8 million is being held back by the Company until the second anniversary after closing of the acquisition) and certain contingent stock consideration that may be earned and issued in the future. The maximum contingent stock consideration that may be earned and issued is up to 668,740 shares of the Company’s common stock. The payout of the contingent stock consideration will be determined based on the achievement of distinct revenue performance targets for each of three separate measurement periods that continue through December 31, 2022. During the year ended January 31, 2019, the revenue performance target for the first measurement period ending October 31, 2019 has been fully met, and therefore the Company issued 291,602 shares of the Company’s common stock to the shareholders of DCR in the fourth quarter ending January 31, 2019. This transaction was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

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

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included within this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended January 31, 2019, 2018 and 2017, and the consolidated balance sheet data as of January 31, 2019 and 2018 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended January 31, 2016 and 2015, and the consolidated balance sheet data as of January 31, 2017, 2016 and 2015 are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Since we adopted the new revenue standard effective on February 1, 2018 using the modified retrospective method, the financial data for fiscal 2019 were prepared under the new revenue standard, and the financial data for the years from fiscal 2015 to 2018 were prepared prior to the adoption of the new revenue standard. See Note 2 “Significant Accounting Policies—Recent Accounting Guidance—Recently Adopted Accounting Pronouncements.”

	For the year ended
	January 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription services	$233,428	$164,865	$117,788	$75,667	$43,051
Professional services and other	26,938	21,915	15,987	8,011	7,794
Total revenues	260,366	186,780	133,775	83,678	50,845

Cost of revenues:
Subscription services(1)	53,153	36,481	25,055	16,804	8,813
Professional services and other(1)	30,301	23,425	21,214	15,107	9,911
Total cost of revenues	83,454	59,906	46,269	31,911	18,724
Gross profit	176,912	126,874	87,506	51,767	32,121

Operating expenses:
Research and development(1)	61,608	44,536	30,262	22,767	11,887
Sales and marketing(1)	105,659	88,722	68,562	54,713	33,724
General and administrative(1)	57,005	38,578	24,106	19,540	13,146
Total operating expenses	224,272	171,836	122,930	97,020	58,757
Loss from operations	(47,360)	(44,962)	(35,424)	(45,253)	(26,636)
Interest expense	(12,518)	(502)	(14)	—	—
Interest income and other, net	3,817	3,307	(1,321)	(568)	(563)
Loss before provision for (benefit from) income taxes	(56,061)	(42,157)	(36,759)	(45,821)	(27,199)
Provision for (benefit from) income taxes	(537)	1,648	848	335	101
Net loss	$(55,524)	$(43,805)	$(37,607)	$(46,156)	$(27,300)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(0.96)	$(0.83)	$(1.88)	$(9.81)	$9.10

Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted(2)	57,716	52,999	19,988	4,704	2,999

Other Financial Data:
Non-GAAP operating profit (loss)	$12,466	$(11,833)	$(24,869)	$(32,355)	$(17,818)
Non-GAAP net profit (loss)	$11,583	$(11,319)	$(27,125)	$(33,258)	$(18,482)
Free cash flows	$29,908	$15,138	$(25,446)	$(25,937)	$(14,299)

(1)	Includes stock-based compensation expense as follows:

	For the year ended
	January 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenues:
Subscription services	$4,285	$2,105	$715	$235	$109
Professional services and other	4,269	2,722	772	1,014	110
Research and development	11,841	6,928	1,766	1,236	337
Sales and marketing	14,786	8,476	3,130	1,347	433
General and administrative	17,765	9,464	3,069	6,736	818
Total stock-based compensation	$52,946	$29,695	$9,452	$10,568	$1,807

(2)	See Note 13 to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders.

	As of January 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$141,250	$412,903	$201,721	$92,348	$41,974
Marketable securities	180,169	—	—	—	—
Working capital	32,051	335,278	153,039	48,601	13,278
Total assets	740,064	572,450	283,864	139,926	69,606
Deferred revenue, current and non-current	182,587	128,030	90,840	64,926	40,739
Convertible senior notes, net	174,615	163,010	—	—	—
Convertible preferred stock	—	—	—	164,950	88,444
Total stockholders’ equity (deficit)	313,281	240,545	173,892	(106,239)	(72,569)

Non‑GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non‑GAAP measures are useful in evaluating our operating performance. We regularly review the measures set forth below as we evaluate our business.

	For the year ended
	January 31,
	2019	2018	2017	2016	2015
	(in thousands)
Non-GAAP operating profit (loss)	$12,466	$(11,833)	$(24,869)	$(32,355)	$(17,818)
Non-GAAP net profit (loss)	11,583	(11,319)	(27,125)	(33,258)	(18,482)
Free cash flows	29,908	15,138	(25,446)	(25,937)	(14,299)

We define non‑GAAP operating profit (loss) as operating profit (loss) before stock‑based compensation, litigation‑related costs, and amortization of acquired intangible assets. We define non‑GAAP net profit (loss) as net profit (loss) before stock‑based compensation, litigation‑related costs and amortization of acquired intangible assets, amortization of debt discount and issuance costs, and related tax effects including non-recurring income tax adjustments. We define free cash flows as operating cash flows less purchases of property and equipment.

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

We compensate for these limitations by providing investors and other users of our financial information a reconciliation of non‑GAAP operating profit (loss) to loss from operations, non-GAAP net profit (loss) to net loss, and free cash flows, to the related GAAP financial measure. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non‑GAAP operating profit (loss), non-GAAP net profit (loss), and free cash flows in conjunction with loss from operations, net loss, and the consolidated statements of cash flows. The following tables provide a reconciliation of loss from operations to non‑GAAP operating profit (loss), from net loss to non-GAAP net profit (loss), and from net cash provided by (used in) operating activities to free cash flows:

	For the year ended
	January 31,
	2019	2018	2017	2016	2015
	(in thousands)
Loss from operations	$(47,360)	$(44,962)	$(35,424)	$(45,253)	$(26,636)
Stock-based compensation	52,946	29,695	9,452	10,568	1,807
Litigation-related costs	—	—	151	1,943	6,958
Amortization of acquired intangible assets	6,880	3,434	952	387	53
Non-GAAP operating profit (loss)	$12,466	$(11,833)	$(24,869)	$(32,355)	$(17,818)

	For the year ended
	January 31,
	2019	2018	2017	2016	2015
	(in thousands)
Net loss	$(55,524)	$(43,805)	$(37,607)	$(46,156)	$(27,300)
Stock-based compensation	52,946	29,695	9,452	10,568	1,807
Litigation-related costs	—	—	151	1,943	6,958
Amortization of acquired intangible assets	6,880	3,434	952	387	53
Amortization of debt discount and issuance costs	11,605	459	—	—	—
Aggregate adjustment for income taxes	(4,324)	(1,102)	(73)	—	—
Non-GAAP net profit (loss)	$11,583	$(11,319)	$(27,125)	$(33,258)	$(18,482)

	For the year ended
	January 31,
	2019	2018	2017	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$37,436	$19,626	$(20,955)	$(22,069)	$(11,929)
Less: purchases of property and equipment	(7,528)	(4,488)	(4,491)	(3,868)	(2,370)
Free cash flows	$29,908	$15,138	$(25,446)	$(25,937)	$(14,299)

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

Overview

We are a leading provider of business spend management (“BSM”) solutions, with a comprehensive, cloud-based platform that connects our customers with more than four million suppliers globally.

Our platform provides greater visibility into and control over how companies spend money. Using our platform, businesses are able to achieve real, measurable value and savings that drive their profitability; we call this “Value as a Service.” We refer to the process companies use to purchase goods and services as business spend management and to the money that they manage with this process as spend under management. We offer a comprehensive, cloud-based BSM platform that is tightly integrated and delivers a broad range of capabilities that would otherwise require the purchase and use of multiple disparate point applications. The core of our platform consists of procurement, invoicing and expense management modules that form our transactional engine and capture a company’s spend. In addition, our platform offers supporting modules to help companies further manage their spend, including strategic sourcing, spend analysis, contract management, supplier management, contingent workforce and inventory management. We also offer a purchasing program, Coupa Advantage, that leverages the collective buying power of Coupa customers, and we provide benchmarking and insights to customers on our BSM platform through a solution we refer to as Community Intelligence. Moreover, through our Coupa Open Business Network, suppliers of all sizes can easily interact with buyers electronically, thus significantly reducing paper, improving operating efficiencies and reducing costs.

We offer access to our platform under a Software-as-a-Service (“SaaS”) business model. At the time of initial deployment, our customers often make a set of common functions available to the majority of their licensed employees, as well as incremental modules for select employees and procurement specialists, who we refer to as power users. Therefore, we are typically able to capture a majority of the expected annual recurring revenue opportunity at the inception of our customer relationships, rather than targeting specific power users at the outset of the customer relationship with the intention of expanding and getting more annual recurring revenue at later stages of the customer relationship. Customers can rapidly implement our platform, with implementation periods typically ranging from a few weeks to several months. Customers also benefit from software updates that typically require little downtime.

We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the years ended January 31, 2019, 2018 and 2017, respectively.

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

We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and modules to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”), including Japan. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 38%, 35% and 32%, respectively, of our total revenues for the years ended January 31, 2019, 2018 and 2017. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.

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

Recent Business Developments

In August 2018, we completed the acquisition of the technology assets of DCR Workforce Inc. ("DCR"), a provider of contingent workforce management and services procurement software, for aggregate cash consideration of $25.0 million paid at closing (of which $3.8 million is being held back until the second anniversary of the closing of the acquisition) and contingent stock consideration that may be earned and issued in the future. The maximum contingent stock consideration that may be earned and issued is up to 668,740 shares of Coupa’s common stock. The payout of the contingent stock consideration is determined based on the achievement of distinct revenue performance targets for each of three separate measurement periods that continue through December 31, 2022. The fair value of the contingent stock consideration was determined to be $27.2 million, resulting in a total purchase consideration of $52.2 million. During the year ended January 31, 2019, the revenue performance target for the first measurement period ending October 31, 2019 was fully met, and therefore we issued 291,602 shares of our common stock to the shareholders of DCR in the fourth quarter ending January 31, 2019.

In October 2018, we completed the acquisition of Vinimaya, Inc., a real-time supplier catalog search company, which conducted business as Aquiire. We paid aggregate consideration of approximately $49.5 million, comprised of $30.5 million in cash (of which $3.8 million is being held in escrow for 18 months after the transaction closing date) and 300,560 shares of Coupa’s common stock with fair value of approximately $19.0 million (of which 37,570 shares are being held back by Coupa for 18 months after closing of the acquisition).

In December 2018, we completed the acquisition of Hiperos, LLC, a leading third-party risk management provider. We paid aggregate consideration of approximately $94.8 million in cash (of which $8.6 million is being held in escrow for 18 months after the transaction closing date). The Hiperos acquisition extended Coupa’s capability to manage third-party risk and compliance including advanced risks such as information security, bribery and corruption, and demanding new data privacy regulations like the General Data Protection Regulation.

Our Business Model

Our business model focuses on maximizing the lifetime value of a customer relationship, and we continue to make significant investments in order to grow our customer base. Due to our subscription model, we recognize subscription revenues ratably over the term of the subscription period. As a result, the profitability of a customer to our business in any particular period depends in part upon how long a customer has been a subscriber on our platform. In general, the associated upfront costs with respect to new customers are higher in the first year than the aggregate revenues we recognize from those new customers in the first year. We believe that, over time, as our customer base grows and a relatively higher percentage of our subscription revenues are attributable to renewals versus new customers or upsells to existing customers, associated sales and marketing expenses and other allocated upfront costs as a percentage of revenues will decrease, subject to investments we plan to make in our business. Over the lifetime of the customer relationship, we also incur sales and marketing costs to manage the account, renew or upsell the customer to more modules and more users. However, these costs are significantly less than the costs initially incurred to acquire the customer. We calculate the lifetime value of our customers and associated customer acquisition costs for a particular year by comparing (i) gross profit from net new subscription revenues for the year multiplied by the inverse of the estimated subscription renewal rate to (ii) total sales and marketing expense incurred in the preceding year. On this basis, we estimate that for each of fiscal 2019, 2018 and 2017, the calculated lifetime value of our customers has exceeded six times the associated cost of acquiring them.

Key Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of January 31,
	2019	2018	2017
Cumulative spend under management ($ billions)	$1,079.2	$680.2	$364.6
Backlog ($ millions)	$349.0	$230.8	$168.2
Deferred revenue ($ millions)	$182.6	$128.0	$90.8
Total customers	988	717	535

Cumulative Spend Under Management

Cumulative spend under management represents the aggregate amount of money that has been transacted through our core Coupa platform for all of our customers collectively since we launched our core platform. We calculate this metric by aggregating the actual transaction data for purchase orders, invoices and expenses from customers on our core Coupa platform. Cumulative spend under management does not include spending data associated with modules from acquired companies. The cumulative spend under management metrics presented above do not directly correlate to our revenue or results of operations because we do not generally charge our customers based on actual usage of our core platform. However, we believe the cumulative spend under management metrics do illustrate the adoption, scale and value of our platform, which we believe enhances our ability to maintain existing customers and attract new customers.

Backlog and Deferred Revenue

Backlog represents future non-cancellable amounts to be invoiced under our agreements. We generally sign multiple-year subscription contracts and invoice an initial annual amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in our consolidated financial statements, and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals.

In addition, our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenues as of the end of a reporting period. We generally sign multiple year subscription contracts for our platform and invoice an initial amount at contract signing followed by subsequent annual invoices. The majority of our deferred revenue balance consists of subscription revenues that are recognized ratably over the contractual period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value and provides visibility into future revenue streams.

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

Components of Results of Operations

Revenues

We offer subscriptions to our cloud-based BSM platform, including procurement, invoicing and expense management. We derive our revenues primarily from subscription fees and professional services fees. Subscription revenues consist primarily of fees to provide our customers access to our cloud-based platform, which includes routine customer support at no additional cost. Professional services fees include deployment services, optimization services, and training. Subscription revenues are a function of renewal rates, the number of customers, the number of users at each customer, the number of modules subscribed to by each customer, and the price of our modules.

Generally, subscription fees are recognized ratably as revenues over the contract term beginning on the date the application is made available to the customer. Our new business subscriptions typically have a term of three years, although some customers commit for longer or shorter periods. We generally invoice our customers in annual installments at the beginning of each year in the subscription period. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period. Amounts that will be invoiced and recognized as revenue in future periods are reflected as remaining performance obligations within our notes to our consolidated financial statements.

Professional services revenues consist primarily of fees associated with the implementation and configuration of our subscription service. Professional services are generally sold on a time-and-materials or fixed-fee basis. Revenue for both time-and-material and fixed-fee arrangements are recognized over-time as the services are performed. We have the ability to reasonably measure progress toward complete satisfaction of the professional services arrangement. For fixed-fee arrangements, we recognize revenue on the basis of performed hours relative to the total estimated hours to complete satisfaction of the professional service arrangement.

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

Cost of Revenues

Subscription Services

Cost of subscription services consists primarily of expenses related to hosting our service and providing customer support. Significant expenses are comprised of data center capacity costs; personnel and related costs directly associated with our cloud infrastructure and customer support, including salaries, benefits, bonuses and stock-based compensation; allocated overhead; amortization of developed technology and capitalized software development costs.

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

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel costs of our development team, including salaries, benefits, bonuses, stock-based compensation expense and allocated overhead costs. Our cycle of frequent updates has facilitated rapid innovation and the introduction of new modules throughout our history. We have aggressively invested, and intend to continue to invest, in developing technology to support our growth. We capitalize certain software development costs that are attributable to developing new modules and features and adding incremental functionality to our platform, and we amortize such costs as costs of subscription revenues over the estimated life of the new application or incremental functionality, which is either two years or three years.

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

Provision for (Benefit from) Income Taxes

Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. Benefit from income taxes is primarily related to the release of a valuation allowance for deferred tax assets for the year ended January 31, 2019, partially offset by income taxes related to foreign and state jurisdictions. We maintain a full valuation allowance on net deferred tax assets of our U.S. and the majority of our international entities as we have concluded that it is not more likely than not that the deferred assets will be utilized.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	For the year ended
	January 31,
	2019	2018	2017
	(in thousands)
Revenues:
Subscription services	$233,428	$164,865	$117,788
Professional services and other	26,938	21,915	15,987
Total revenues	260,366	186,780	133,775
Cost of revenues:
Subscription services	53,153	36,481	25,055
Professional services and other	30,301	23,425	21,214
Total cost of revenues	83,454	59,906	46,269
Gross profit	176,912	126,874	87,506
Operating expenses:
Research and development	61,608	44,536	30,262
Sales and marketing	105,659	88,722	68,562
General and administrative	57,005	38,578	24,106
Total operating expenses	224,272	171,836	122,930
Loss from operations	(47,360)	(44,962)	(35,424)
Interest expense	(12,518)	(502)	(14)
Interest income and other, net	3,817	3,307	(1,321)
Loss before provision for (benefit from) income taxes	(56,061)	(42,157)	(36,759)
Provision for (benefit from) income taxes	(537)	1,648	848
Net loss	$(55,524)	$(43,805)	$(37,607)

	For the year ended
	January 31,
	2019	2018	2017

Revenues:
Subscription services	90%	88%	88%
Professional services and other	10	12	12
Total revenues	100	100	100
Cost of revenues:
Subscription services	20	20	19
Professional services and other	12	13	16
Total cost of revenues	32	33	35
Gross profit	68	67	65
Operating expenses:
Research and development	24	24	23
Sales and marketing	41	48	51
General and administrative	22	21	18
Total operating expenses	87	93	92
Loss from operations	(19)	(26)	(27)
Interest expense	(5)	—	—
Interest income and other, net	1	2	(1)
Loss before provision for (benefit from) income taxes	(23)	(24)	(28)
Provision for (benefit from) income taxes	—	1	1
Net loss	(23)%	(25)%	(29)%

Fiscal Years Ended January 31, 2019, 2018 and 2017

Revenues

	For the year ended
	January 31,			2018 to 2019	2017 to 2018
	2019	2018	2017	% Change	% Change
	(in thousands)
Subscription services	$233,428	$164,865	$117,788	42%	40%
Professional services and other	26,938	21,915	15,987	23%	37%
Total revenues	$260,366	$186,780	$133,775	39%	40%

Total revenues were $260.4 million for the fiscal year ended January 31, 2019, compared to $186.8 million for the fiscal year ended January 31, 2018, an increase of $73.6 million, or 39%. Subscription services revenues were $233.4 million, or 90% of total revenues, for the fiscal year ended January 31, 2019, compared to $164.9 million, or 88% of total revenues, for the fiscal year ended January 31, 2018. This increase in absolute dollars was primarily due to the acquisition of new customers, the sale of additional users or modules to existing customers, and to a lesser extent, new revenues generated by the acquisitions completed during the fourth quarter ended January 31, 2018 and the fiscal year ended January 31, 2019. Professional services revenues were $26.9 million for the fiscal year ended January 31, 2019, compared to $21.9 million for the fiscal year ended January 31, 2018. This increase of $5.0 million, or 23%, was primarily due to new revenues generated from acquisitions completed during the fiscal year ended January 31, 2019 and increase in training services.

Total revenues were $186.8 million for the fiscal year ended January 31, 2018, compared to $133.8 million for the fiscal year ended January 31, 2017, an increase of $53.0 million, or 40%. Subscription services revenues were $164.9 million, or 88% of total revenues, for the fiscal year ended January 31, 2018, compared to $117.8 million, or 88% of total revenues, for the fiscal year ended January 31, 2017. This increase in absolute dollars was primarily due to the acquisition of new customers, the sale of additional users or modules to existing customers, and to a lesser extent, new revenues generated by the acquisitions completed during the fiscal year ended January 31, 2018. Professional services revenues were $21.9 million for the fiscal year ended January 31, 2018, compared to $16.0 million for the fiscal year ended January 31, 2017. This increase of $5.9 million, or 37%, was primarily due to an increase in customers and a favorable impact from the timing of completion of various projects for which revenue was recognized under the completed performance method of accounting.

Cost of Revenues

	For the year ended
	January 31,			2018 to 2019	2017 to 2018
	2019	2018	2017	% Change	% Change
	(in thousands)
Subscription services	$53,153	$36,481	$25,055	46%	46%
Professional services and other	30,301	23,425	21,214	29%	10%
Total cost of revenues	$83,454	$59,906	$46,269	39%	29%

Cost of subscription services was $53.2 million for the fiscal year ended January 31, 2019, compared to $36.5 million for the fiscal year ended January 31, 2018, an increase of $16.7 million, or 46%. The increase in cost of subscription services was primarily due to an increase of $6.8 million in hosting fees to accommodate our increased customer footprint and increased consumption by our recent acquisitions, an increase of $6.0 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $2.6 million in amortization of intangible assets due to acquisitions completed during the fourth quarter ended January 31, 2018 and the fiscal year ended January 31, 2019, and an increase of $2.4 million related to allocated facilities and other costs driven by our overall growth. These increases were offset by a $1.1 million decrease in amortization of capitalized software development costs during the year.

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

Cost of professional services was $30.3 million for the fiscal year ended January 31, 2019, compared to $23.4 million for the fiscal year ended January 31, 2018, an increase of $6.9 million, or 29%. The increase in cost of professional services was primarily due to an increase of $5.7 million in employee related expenses related to higher headcount, including stock-based compensation costs, and an increase of $1.2 million related to allocated facilities and travel costs driven by our overall growth.

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

Gross Profit

	For the year ended
	January 31,			2018 to 2019	2017 to 2018
	2019	2018	2017	% Change	% Change
	(in thousands)
Gross profit	$176,912	$126,874	$87,506	39%	45%

Gross profit was $176.9 million for the fiscal year ended January 31, 2019, compared to $126.9 million for the fiscal year ended January 31, 2018, an increase of $50.0 million, or 39%. The increase in gross profit was primarily due to the acquisition of new customers, and the sale of new additional users or modules to existing customers, in addition and to a lesser extent, new revenues generated by the acquisitions completed during the fourth quarter ended January 31, 2018 and the fiscal year ended January 31, 2019. Gross margin percentage, defined as gross profit divided by total revenues, was 68% for the fiscal year ended January 31, 2019, compared to 67% for the fiscal year ended January 31, 2018.

Gross profit was $126.9 million for the fiscal year ended January 31, 2018, compared to $87.5 million for the fiscal year ended January 31, 2017, an increase of $39.4 million, or 45%. The increase in gross profit was primarily due to the acquisition of new customers, and the sale of new additional users or modules to existing customers, in addition and to a lesser extent, new revenues generated by the acquisitions completed during the fiscal year ended January 31, 2018. In addition, professional services gross profit improved, driven by a favorable impact from the timing of completion of various projects for which revenue was recognized under the completed performance method of accounting. Gross margin percentage, defined as gross profit divided by total revenues, was 67% for the fiscal year ended January 31, 2018, compared to 65% for the fiscal year ended January 31, 2017.

Operating Expenses

Research and Development

	For the year ended
	January 31,			2018 to 2019	2017 to 2018
	2019	2018	2017	% Change	% Change
	(in thousands)
Research and development	$61,608	$44,536	$30,262	38%	47%

Research and development expenses were $61.6 million for the fiscal year ended January 31, 2019, compared to $44.5 million for the fiscal year ended January 31, 2018, an increase of $17.1 million, or 38%. The increase was primarily due to an increase of $13.0 million in employee related expenses largely due to higher headcount and stock-based compensation costs, an increase of approximately $2.0 million primarily related to contracted consultant costs of acquired entities, and an increase of $2.1 million related to allocated facilities, travel and other costs driven by our overall growth. We expect research and development expenses will continue to increase in absolute dollars in fiscal 2020 as we continue to invest in research and development activities.

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

Sales and Marketing

	For the year ended
	January 31,			2018 to 2019	2017 to 2018
	2019	2018	2017	% Change	% Change
	(in thousands)
Sales and marketing	$105,659	$88,722	$68,562	19%	29%

Sales and marketing expenses were $105.7 million for the fiscal year ended January 31, 2019, compared to $88.7 million for the fiscal year ended January 31, 2018, an increase of $17.0 million, or 19%. The increase was primarily due to an increase of $10.4 million in employee related expenses largely due to higher headcount and stock-based compensation costs, an increase of $3.1 million in marketing, travel and event costs, an increase of $2.3 million related to allocated facilities costs and other costs driven by our overall growth, and an increase of $1.2 million for the amortization of customer relationships arising from acquisitions. We expect sales and marketing expenses will continue to increase in absolute dollars and as a percentage of revenue in fiscal 2020 as we continue to expand our operations.

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

General and Administrative

	For the year ended
	January 31,			2018 to 2019	2017 to 2018
	2019	2018	2017	% Change	% Change
	(in thousands)
General and administrative	$57,005	$38,578	$24,106	48%	60%

General and administrative expenses were $57.0 million for the fiscal year ended January 31, 2019, compared to $38.6 million for the fiscal year ended January 31, 2018, an increase of $18.4 million, or 48%. The increase was primarily due to an increase of $14.3 million in employee related expenses largely due to higher headcount and stock-based compensation costs, $2.5 million for professional and outside services primarily related to acquisition cost for the completed acquisitions during the year and recruiting expenses, and an increase of $1.6 million related to allocated facilities costs, travel and other costs driven by our overall growth. We expect general and administrative expenses will continue to increase in absolute dollars in fiscal 2020 due to the growth of our company.

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

Interest Expense

	For the year ended
	January 31,			2018 to 2019	2017 to 2018
	2019	2018	2017	% Change	% Change
	(in thousands)
Interest expense	$12,518	$502	$14	NM	NM

Interest expense was $12.5 million for the fiscal year ended January 31, 2019, compared to an interest expense of $0.5 million for the fiscal year ended January 31, 2018, an increase of $12.0 million. The increase in interest expense was primarily due to the interest accrued on the convertible notes and amortization of the debt discount and issuance costs on our convertible senior notes issued in the fourth quarter of fiscal 2018.

Interest expense was $0.5 million for the fiscal year ended January 31, 2018, compared to an interest expense of $14,000 for the fiscal year ended January 31, 2017, an increase of $488,000. The increase in interest expense was primarily due to the interest accrued on the convertible notes and amortization of the debt discount and issuance costs on our convertible senior notes issued in the fourth quarter of fiscal 2018.

Interest Income and Other, Net

	For the year ended
	January 31,			2018 to 2019	2017 to 2018
	2019	2018	2017	% Change	% Change
	(in thousands)
Interest income and other, net	$3,817	$3,307	$(1,321)	15%	NM

Interest income and other, net was $3.8 million for the fiscal year ended January 31, 2019, compared to an interest income and others of $3.3 million for the fiscal year ended January 31, 2018, an increase of $0.5 million. The increase in interest income and other net was due to a $4.6 million increase in interest income and accretion income earned from our greater investment in marketable securities and money market funds, offset by a $4.1 million unfavorable change in foreign currency exchange impact, primarily driven by the weakened British Pound and Euro during the fiscal year.

Interest income and other, net was $3.3 million for the fiscal year ended January 31, 2018, compared to a net loss of $1.3 million for the fiscal year ended January 31, 2017, an increase of $4.6 million. The increase was due to $3.1 million of favorable foreign currency impact, primarily driven by the strengthened British Pound and Euro during the period, $0.9 million increase in interest income, and $0.6 million mark-to-market expense related to an outstanding warrant that was recorded in fiscal year 2017.

Provision for (Benefit From) Income Taxes

	For the year ended
	January 31,			2018 to 2019	2017 to 2018
	2019	2018	2017	% Change	% Change
	(in thousands)
Provision for (benefit from) income taxes	$(537)	$1,648	$848	-133%	94%

The benefit from income taxes was $0.5 million for the year ended January 31, 2019, compared to an income tax provision of $1.6 million for income taxes for the year ended January 31, 2018. The $2.1 million decrease primarily relates to an income tax benefit of $3.1 million due to the release of valuation allowance which resulted from the recording of deferred income tax liabilities associated with the Aquiire acquisition during the year ended January 31, 2019. This decrease was partially offset by increased tax expense primarily in foreign jurisdictions.

Provision for income taxes was $1.6 million for the fiscal year ended January 31, 2018, compared to $0.8 million for the year ended January 31, 2017, an increase of $0.8 million.  This increase is driven by our increased tax expense primarily in foreign jurisdictions.

Liquidity and Capital Resources

As of January 31, 2019, our principal sources of liquidity were cash, cash equivalents and marketable securities of approximately $321.4 million. We had an outstanding debt in the form of convertible senior notes with a $230 million principal amount as of January 31, 2019. For more than twenty trading days during the thirty consecutive trading days ended January 31, 2019, the last reported sale price of our common stock exceeded 130% of the conversion price of the convertible senior notes. As a result, the convertible senior notes were convertible at the option of the holders and the $174.6 million carrying amount of the convertible senior notes was classified as a short-term liability which reduced the net working capital compared to the prior year.

In conjunction with the issuance of the convertible senior notes, we entered into a capped call transaction that reduces our exposure to additional cash payments above the $230 million principal balance in the event of a cash conversion of the senior convertible notes. We may owe additional cash to the note holders upon early conversion if our stock price exceeds $63.821 per share. Although our incremental exposure to the additional cash payment above the principal amount of the senior convertible notes is reduced by the capped call, we may experience dilution to the ownership interests of existing stockholders.

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

Operating Activities

For the year ended January 31, 2019, cash provided by operating activities was $37.4 million, compared to $19.6 million for the year ended January 31, 2018. This increase was driven by growth in customer billings and collections on accounts receivable, partially offset by increased payments for operating expenses which were higher compared to the previous year due to increased headcount and overall growth.

Cash provided by operating activities of $19.6 million for the fiscal year ended January 31, 2018, was primarily due to stock-based compensation of $29.7 million, depreciation and amortization, including deferred commissions, of $11.6 million, and a change in the working capital of $21.7 million, offset by a net loss of $43.8 million. The net change in operating assets and liabilities was primarily due to a favorable change from the deferred revenue balance of $36.1 million and accrued expenses and other liabilities of $7.1 million partially offset by the unfavorable change in accounts receivable of $10.7 million, deferred commissions of $5.7 million, accounts payable of $4.0 million and prepaid and other assets of $1.1 million.
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

Investing Activities

Cash used in investing activities for the fiscal year ended January 31, 2019 of $330.2 million was primarily related to the net purchase of marketable securities of $178.8 million, $143.9 million spent on business acquisitions, net of cash acquired, and purchases of property and equipment of $7.5 million.

Cash used in investing activities for the fiscal year ended January 31, 2018, of $50.6 million was primarily related to the acquisitions of Trade Extensions and Simeno for $46.1 million and purchases of property and equipment of $4.5 million.

Cash used in investing activities for the fiscal year ended January 31, 2017, of $11.2 million was primarily related to the acquisition of Spend360 for $6.8 million and purchases of property and equipment of $4.5 million.

Financing Activities

Cash provided by financing activities for the fiscal year ended January 31, 2019 of $21.1 million, was primarily due to proceeds from the exercise of stock options and issuance of our common stock under the stock purchase and stock option plans, offset by the payment of $0.6 million in issuance costs related to the issuance of our convertible notes.

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

Off-Balance Sheet Arrangements

Through January 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

Our principal commitments and contractual obligations consist of our senior notes due in 2023, obligations under operating leases for office facilities and contractual purchase obligations for hosting services that support our business operations. The following table summarizes our non-cancelable contractual obligations as of January 31, 2019.

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Convertible senior notes(1)	$230,000	$—	$—	$230,000	$—
Aggregate interest obligation(1)(2)	3,451	863	1,725	863	—
Operating lease obligations	33,694	7,349	13,791	11,323	1,231
Purchase obligations	24,500	12,500	12,000	—	—
Total contractual obligations	$291,645	$20,712	$27,516	$242,186	$1,231

(1)

The conversion period for the Convertible Notes was open as of January 31, 2019, and as such the net carrying value of the Convertible Notes is included within current liabilities on our Consolidated Balance Sheet. The principal balances of the Convertible Notes are reflected in the payment period in the table above based on the contractual maturity assuming no conversion.

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

Revenue Recognition

We derive our revenues primarily from subscription services fees and professional services fees. Revenues are recognized when control of these services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services.  Revenues are recognized net of applicable taxes imposed on the related transaction. Our revenue recognition policy follows guidance from Accounting Standards Codification 606, Revenue from Contracts with Customers (Topic 606).

We determine revenue recognition through the following five-step framework:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Subscription Services Revenues

We offer subscriptions to our cloud-based business spend management platform, including procurement, invoicing and expense management. Subscription services revenues consist primarily of fees to provide our customers access to our cloud-based platform, which includes routine customer support. Subscription service contracts do not provide customers with the right to take possession of the software, are non-cancelable, and do not contain general rights of return. Generally subscription revenues are recognized ratably over the contractual term of the arrangement, beginning on the date that the service is made available to the customer. Subscription contracts typically have a term of three years with invoicing occurring in annual installments at the beginning of each year in the subscription period.

Professional Services Revenues

We offer professional services which include deployment services, optimization services, and training. Professional services are generally sold on a time-and-materials basis or fixed-fee basis. For services billed on a time-and-materials basis, revenue is recognized over time as services are performed. For services billed on a fixed-fee basis, invoicing typically occurs in advance, and revenue is recognized over time based on the proportion performed.

Significant Judgments

Our contracts with customers often include promises to transfer multiple products and services to a customer.  For these contracts, we account for individual performance obligations separately if they are distinct.  Subscription services and professional services are both distinct performance obligations that are accounted for separately.  In contracts with multiple performance obligations, the transaction price is allocated to each separate performance obligations on a relative standalone selling price basis.

The determination of standalone selling price (“SSP”) for each distinct performance obligations requires judgment.  We determine SSP for performance obligations based on overall pricing objectives, which take into consideration market conditions and entity-specific factors. This includes a review of historical sales data related to the size of arrangements, the cloud applications being sold, customer demographics and the numbers and types of users within the arrangements. We use a range of amounts to estimate SSP for performance obligations.  There is typically more than one SSP for individual products and services due to the stratification of those products and services by certain considerations such as size and type of customer.

Deferred Commissions

Commissions are earned by sales personnel upon the execution of the sales contract by the customer, and commission payments are made shortly after they are earned. Commission costs can be associated specifically with subscription and professional services arrangements.  Commissions earned by our sales personnel are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit of five years.  We determined the period of benefit by taking into consideration our past experience with customers, future cash flows expected from customers, industry peers and other available information.

We capitalized commission costs of $15.3 million, $5.7 million and $4.5 million and amortized $5.8 million, $4.0 million and $4.0 million to sales and marketing expense in the accompanying consolidated statements of operations during the years ended January 31, 2019, 2018 and 2017, respectively. This increase of capitalized commissions costs during the fiscal year ended January 31, 2019, was primarily due to our adoption of ASC 606 on February 1, 2018.

Capitalized Software Development Costs

We capitalize certain development costs incurred in connection with software development for our cloud-based platform. Costs incurred in the preliminary stages of development are expensed as incurred.

Once software has reached the application development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. These software development costs are recorded as part of property and equipment. Capitalized software development costs are amortized on a straight-line basis over the technology’s estimated useful life, which is generally two to three years. During the fiscal year ended January 31, 2019 we capitalized $5.6 million in software development costs. Amortization expense related to software development costs was approximately $3.1 million for the fiscal year ended January 31, 2019. We capitalized software development costs of $4.2 million and amortized $3.9 million to expense during the fiscal year ended January 31, 2018. We capitalized software development costs of $4.3 million and amortized $3.3 million to expense during the fiscal year ended January 31, 2017.

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

Our use of the Black-Scholes option-pricing model requires the input of subjective assumptions, including the fair value of our underlying common stock, expected term of the option, expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

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

Business Combinations and Valuation of Goodwill and Other Acquired Intangible Assets and Assumed Liabilities

We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. For acquired businesses, we record tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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

We review goodwill for impairment annually during the fourth quarter or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of January 31, 2019, no impairment of goodwill has been identified.

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

Convertible Notes

We account for the issued Convertible Notes as separate liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. We allocated issuance costs incurred to the liability and equity components. Issuance costs attributable to the liability component are being amortized to expense over the respective term of the Convertible Notes, and issuance costs attributable to the equity component were netted with the respective equity component in Additional paid-in capital.

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

The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In connection with the initial analysis of the impact of the Tax Act during the fiscal year ended January 31, 2018, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The remeasurement of our deferred tax balance was offset by application of our valuation allowance. As of January 31, 2019, there are no specific impacts of Tax Reform that could not be reasonably estimated which the Company accounted for under prior tax law.

The SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the Tax Act in our financial statements. In the fourth quarter of fiscal 2019, we completed our analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of January 31, 2019.

Recent Accounting Pronouncements

Refer to Note 2, “Significant Accounting Policies” in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for analysis of recent accounting pronouncements that are applicable to our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British Pound Sterling. Due to the relative size of our international operations to date, our foreign currency exposure has been limited and thus we have not instituted a hedging program. We performed a sensitivity analysis as of January 31, 2019 and determined that a 10% change in the value of the U.S. dollar would result in an approximate $3.3 million impact on our current year net loss. We performed a sensitivity analysis as of January 31, 2018 and determined that a 10% change in the value of the U.S. dollar would result in an approximate $3.1 million impact on our prior year net loss. We expect our international operations to continue to grow in the near term and we are continually monitoring the foreign currency exposure to determine when we should begin a hedging program. Most of our agreements have been, and we expect will continue to be, denominated in U.S. dollars.

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

Our exposure to interest rate risk also is related to our interest-bearing assets, primarily our cash, cash equivalents and marketable securities. Fluctuations in interest rates impact the yield of the investment. A hypothetical 100 basis points increase in interest rates would have impacted interest income by $2.8 million for the year ended January 31, 2019 and $2.0 million for the year ended January 31, 2018.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the

SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of January 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. We have excluded from our evaluation of the internal control over financial reporting current year acquisitions, all of which are included in the January 31, 2019 consolidated financial statements and constituted collectively less than 3% of total assets and 3% of total revenues as of and for the year ended January 31, 2019. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2019.

The effectiveness of our internal control over financial reporting as of January 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

c)	Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item will be set forth in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2019 (Proxy Statement) and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents Filed with Report

(1) Financial Statements.

(2) Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

	Balance as of beginning of year	Additions	Deductions	Balance as of end of year
Year ended January 31, 2019
Allowance for doubtful accounts	$9	$94	$(33)	$70
Year ended January 31, 2018
Allowance for doubtful accounts	$672	$105	$(768)	$9
Year ended January 31, 2017
Allowance for doubtful accounts	$115	$562	$(5)	$672

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

(3) Exhibits.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Share purchase agreement dated April 7, 2017.	8-K	001-37901	2.1	4/7/2017

2.2	Purchase Agreement, dated December 4, 2018, by and among Coupa Software Incorporated, Hiperos, LLC, GTCR/Opus Blocker Corp., GTCR Fund X/C LP, GTCR/Opus Splitter LP, and Opus Global Holdings, LLC.	8-K	001-37901	2.1	12/10/2018

3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-Q	001-37901	3.1	12/9/2016

3.2	Amended and Restated Bylaws of Registrant.	10-Q	001-37901	3.2	12/9/2016

4.1	Amended and Restated Investors’ Rights Agreement, dated May 26, 2015, by and among the Registrant and the parties thereto.	S-1	333-213546	4.1	9/8/2016

4.2	Waiver of Notice and Registration Rights and Amendment to Amended and Restated Investors Rights Agreement.	S-1/A	333-217105	4.1.2	4/10/2017

4.3	Indenture dated as of January 17, 2018, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-37901	4.1	1/18/2018

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-213546	10.1	9/23/2016

10.2*	2006 Stock Plan, as amended, and forms of agreements thereunder.	S-1/A	333-213546	10.2	9/23/2016

10.3*	Registrant’s 2016 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-213546	10.3	9/23/2016

10.4*	Registrant’s 2016 Employee Stock Purchase Plan and form of Participation Agreement thereunder.	S-1/A	333-213546	10.4	10/4/2016

10.5*	Incentive Bonus Plan.	S-1	333-213546	10.5	9/8/2016

10.6*	Offer Letter, dated May 19, 2016, and Severance and Change in Control Agreement, between the Registrant and Robert Bernshteyn.	S-1	333-213546	10.6	9/8/2016

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.7*	Offer Letter, dated May 19, 2016, and Severance and Change in Control Agreement, between the Registrant and Todd Ford.	S-1	333-213546	10.8	9/8/2016

10.8*	Offer Letter, dated September 27, 2017, and Severance and Change in Control Agreement, between the Registrant and Mark Riggs.					X

10.9*	Offer Letter, dated August 25, 2016, between the Registrant and Steven Winter.	S-1	333-213546	10.10	9/8/2016

10.10*	Offer Letter, dated May 19, 2016, and Severance and Change in Control Agreement, between the Registrant and Ravi Thakur.	S-1	333-213546	10.9	9/8/2016

10.11	Lease Agreement, dated March 20, 2014, among the Registrant and Crossroads Associates and Clocktower Associates, as amended.	S-1	333-213546	10.11	9/8/2016

10.11.1	Third Amendment, dated May 1, 2017, to the Lease Agreement by and between the Registrant and BCSP Crossroads Property LLC.	10-Q	001-37901	10.1	9/8/2017

10.12*	Compensation Program for Non-Employee Directors.	10-Q	001-37901	10.1	9/6/2018

10.13	Form of Base Capped Call Confirmation.	8-K	001-37901	99.1	1/18/2018

10.14	Form of Additional Capped Call Confirmation.	8-K	001-37901	99.2	1/18/2018

10.15	Form of Director Confidentiality Agreement.	10-K	001-37901	10.14	3/28/2018

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan.

(b) Exhibits: See Item 15(a)(3), above.

(c) Financial Statement Schedules: See Item 15(a)(2), above.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coupa Software Incorporated

Date: March 27, 2019	By:	/s/ Robert Bernshteyn
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

Name	Title	Date

/s/ Robert Bernshteyn	Chief Executive Officer and Director	March 27, 2019
Robert Bernshteyn	(Principal Executive Officer)

/s/ Todd Ford	Chief Financial Officer	March 27, 2019
Todd Ford	(Principal Financial Officer)

/s/ Anthony Tiscornia	Chief Accounting Officer	March 27, 2019
Anthony Tiscornia	(Principal Accounting Officer)

/s/ Leslie Campbell	Director	March 27, 2019
Leslie Campbell

/s/ Roger Siboni	Director	March 27, 2019
Roger Siboni

/s/ Tayloe Stansbury	Director	March 27, 2019
Tayloe Stansbury

/s/ Scott Thompson	Director	March 27, 2019
Scott Thompson

/s/ Frank van Veenendaal	Director	March 27, 2019
Frank van Veenendaal

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Coupa Software Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coupa Software Incorporated (the Company) as of January 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 27, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers, and incremental costs to acquire contracts with customers in the year ended January 31, 2019, due to the Company’s adoption of ASC No. 2014-09, Revenue from contracts with customers.

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
March 27, 2019

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Coupa Software Incorporated

Opinion on Internal Control over Financial Reporting

We have audited Coupa Software Incorporated’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Coupa Software Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls over current year acquisitions, which are included in the 2019 consolidated financial statements of the Company and collectively constituted less than 3% of total assets as of January 31, 2019, and less than 3% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting over current year acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated balance sheets of the Company as of January 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2019 and the related notes and our report dated March 27, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California
March 27, 2019

COUPA SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of January 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$141,250	$412,903
Marketable securities	180,169	—
Accounts receivable, net of allowances	95,274	61,366
Prepaid expenses and other current assets	10,343	10,952
Deferred commissions, current portion	7,324	3,756
Total current assets	434,360	488,977
Property and equipment, net	10,549	5,186
Deferred commissions, net of current portion	18,904	3,896
Goodwill	209,560	44,410
Intangible assets, net	55,925	20,020
Other assets	10,766	9,961
Total assets	$740,064	$572,450
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,485	$1,342
Accrued expenses and other current liabilities	41,792	26,643
Deferred revenue, current portion	179,967	125,714
Convertible senior notes, net (Note 9)	174,615	—
Total current liabilities	401,859	153,699
Convertible senior notes, net (Note 9)	—	163,010
Deferred revenue, net of current portion	2,620	2,316
Other liabilities	22,304	12,880
Total liabilities	426,783	331,905
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at January 31, 2019 and 2018; zero shares issued and outstanding at January 31, 2019 and 2018	—	—
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at January 31, 2019 and January 31, 2018; 60,455,381 and 55,712,342 shares issued and outstanding as of January 31, 2019 and January 31, 2018, respectively	6	6
Additional paid-in capital	567,797	445,318
Accumulated other comprehensive income (loss)	335	(298)
Accumulated deficit	(254,857)	(204,481)
Total stockholders’ equity	313,281	240,545
Total liabilities and stockholders’ equity	$740,064	$572,450

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the year ended
	January 31,
	2019	2018	2017
Revenues:
Subscription services	$233,428	$164,865	$117,788
Professional services and other	26,938	21,915	15,987
Total revenues	260,366	186,780	133,775
Cost of revenues:
Subscription services	53,153	36,481	25,055
Professional services and other	30,301	23,425	21,214
Total cost of revenues	83,454	59,906	46,269
Gross profit	176,912	126,874	87,506
Operating expenses:
Research and development	61,608	44,536	30,262
Sales and marketing	105,659	88,722	68,562
General and administrative	57,005	38,578	24,106
Total operating expenses	224,272	171,836	122,930
Loss from operations	(47,360)	(44,962)	(35,424)
Interest expense	(12,518)	(502)	(14)
Interest income and other, net	3,817	3,307	(1,321)
Loss before provision for (benefit from) income taxes	(56,061)	(42,157)	(36,759)
Provision for (benefit from) income taxes	(537)	1,648	848
Net loss	$(55,524)	$(43,805)	$(37,607)
Net loss per share attributable to common stockholders, basic and diluted	$(0.96)	$(0.83)	$(1.88)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	57,716	52,999	19,988

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the year ended
	January 31,
	2019	2018	2017
Net loss	$(55,524)	$(43,805)	$(37,607)
Other comprehensive income (loss) in relation to defined benefit plans, net of tax	598	(298)	—
Unrealized gain on marketable securities, net of tax	35	—	—
Comprehensive loss	$(54,891)	$(44,103)	$(37,607)

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at January 31, 2016	33,431,855	$164,950	5,758,338	$1	$16,629	$—	$(122,869)	$(106,239)
Initial public offering, net of issuance costs of $5,344	—	—	8,510,000	1	137,112	—	—	137,113
Conversion of preferred stock	(33,431,855)	(164,950)	34,610,979	3	164,947	—	—	164,950
Issuance of common stock for acquisitions	—	—	150,545	—	2,357	—	—	2,357
Exercise of Series E preferred stock warrants	—	—	36,971	—	924	—	—	924
Exercise of stock options	—	—	1,184,708	—	2,186	—	—	2,186
Vesting of early exercised stock options	—	—	—	—	606	—	—	606
Stock-based compensation expense	—	—	—	—	9,551	—	—	9,551
Excess income tax benefit	—	—	—	—	51	—	—	51
Net loss	—	—	—	—	—	—	(37,607)	(37,607)
Balance at January 31, 2017	—	—	50,251,541	5	334,363	—	(160,476)	173,892
Secondary offering, net of issuance costs of $816	—	—	959,618	—	22,263	—	—	22,263
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	60,470	—	—	60,470
Purchase of capped calls	—	—	—	—	(23,322)	—	—	(23,322)
Issuance of common stock for acquisitions	—	—	369,733	—	—	—	—	—
Issuance of common stock for employee share purchase plan	—	—	441,124	—	6,824	—	—	6,824
Exercise of stock options	—	—	3,399,499	1	12,498	—	—	12,499
Vesting of early exercised stock options	—	—	—	—	2,219	—	—	2,219
Stock-based compensation expense	—	—	—	—	29,803	—	—	29,803
Vested restricted stock units	—	—	290,827	—	—	—	—	—
Impact of the adoption of new accounting pronouncements	—	—	—	—	200	—	(200)	—
Other comprehensive loss	—	—	—	—	—	(298)	—	(298)
Net loss	—	—	—	—	—	—	(43,805)	(43,805)
Balance at January 31, 2018	—	$—	55,712,342	$6	$445,318	$(298)	$(204,481)	$240,545
Issuance of common stock for acquisitions (Note 4)	—	—	553,746	—	46,157	—	—	46,157
Issuance of common stock for employee share purchase plan	—	—	505,717	—	8,778	—	—	8,778
Exercise of stock options	—	—	2,824,836	—	13,606	—	—	13,606
Vesting of early exercised stock options	—	—	—	—	333	—	—	333
Stock-based compensation expense	—	—	—	—	53,605	—	—	53,605
Vested restricted stock units	—	—	858,740	—	—	—	—	—
Impact of the adoption of new accounting pronouncements (Note 2)	—	—	—	—	—	—	5,148	5,148
Other comprehensive income	—	—	—	—	—	633	—	633
Net loss	—	—	—	—	—	—	(55,524)	(55,524)
Balance at January 31, 2019	—	$—	60,455,381	$6	$567,797	$335	$(254,857)	$313,281

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended
	January 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(55,524)	$(43,805)	$(37,607)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,442	7,562	4,575
Accretion of discounts on marketable securities, net	(1,621)	—	—
Amortization of deferred commissions	5,791	4,001	4,004
Amortization of debt discount and issuance costs	11,605	459	—
Stock-based compensation	52,945	29,694	9,452
Change in fair value of preferred stock warrant liability	—	—	627
Others	282	41	355
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	(28,493)	(10,710)	(20,041)
Prepaid expenses and other current assets	410	(390)	(4,600)
Other assets	(3,402)	(746)	(1,136)
Deferred commissions	(15,332)	(5,667)	(4,468)
Accounts payable	3,182	(4,005)	224
Accrued expenses and other liabilities	11,399	7,120	1,772
Deferred revenue	45,752	36,072	25,888
Net cash provided by (used in) operating activities	37,436	19,626	(20,955)
Cash flows from investing activities
Purchases of marketable securities	(302,922)	—	—
Maturities of marketable securities	124,139	—	—
Acquisitions, net of cash acquired	(143,885)	(46,075)	(6,750)
Purchases of property and equipment	(7,528)	(4,488)	(4,491)
Net cash used in investing activities	(330,196)	(50,563)	(11,241)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	(639)	223,675	—
Purchase of capped calls	—	(23,322)	—
Proceeds from issuance of common stock, net of underwriting discounts, commissions and offering costs	—	22,264	137,216
Proceeds from the exercise of common stock options	12,964	12,500	4,252
Excess tax benefit from stock-based compensation	—	—	51
Proceeds from issuance of common stock for employee stock purchase plan	8,778	6,824	—
Proceeds from the exercise of preferred stock warrants	—	—	50
Net cash provided by financing activities	21,103	241,941	141,569
Net increase (decrease) in cash, cash equivalents, and restricted cash	(271,657)	211,004	109,373
Cash, cash equivalents, and restricted cash at beginning of period	412,976	201,972	92,599
Cash, cash equivalents, and restricted cash at end of period	$141,319	$412,976	$201,972
Supplemental disclosure of cash flow data
Cash paid for income taxes	$4,910	$1,314	$390
Interest income received	$920	$—	$—
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in connection with acquisitions	$46,157	$—	$2,357
Vesting of early exercised stock options	$333	$2,219	$606
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$832	$70	$84
Conversion of convertible preferred stock to common stock	$—	$—	$164,950

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$141,250	$412,903	201,721
Restricted cash, included in other assets	69	73	251
Total cash, cash equivalents, and restricted cash	$141,319	$412,976	$201,972

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the results of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated during consolidation. Certain amounts in the consolidated financial statements and notes to the consolidated financial statements for prior years have been reclassified to conform to the presentation for the year ended January 31, 2019. Net operating results have not been affected by these reclassifications.

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

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the U.S. dollar. Foreign currency transaction gains and losses are included in “Interest income and other, net” in the consolidated statements of operations for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenues and expenses are translated at the transaction spot rate. For the years ended January 31, 2019, 2018 and 2017, realized foreign currency transaction gains and losses were comprised of a net loss of $225,000, a gain of $292,000, and a net loss of $638,000, respectively.

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

The Company serves customers and users from data center facilities located across various different physical locations, such as the U.S., Europe and Asia-Pacific, most of which are operated by a single third party. The Company has internal procedures to restore services in the event of disasters at the current data center facilities. Even with these procedures for disaster recovery in place, cloud applications could be significantly interrupted during the procedures to restore services.

Concentration of Risk and Significant Customers

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. Cash deposits may, at times, exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”). The Company has not experienced any losses on its deposits of cash and cash equivalents to date.

No single customer balance comprised 10% or more of total accounts receivable at January 31, 2019 or 2018.

During the years ended January 31, 2019, 2018 and 2017, revenues by geographic area, based on billing addresses of the customers, was as follows (in thousands):

	For the year ended
	January 31,
	2019	2018	2017
United States	$161,494	$121,440	$90,449
Foreign countries	98,872	65,340	43,326
Total revenues	$260,366	$186,780	$133,775

No single foreign country represented more than 10% of the Company’s revenues in any period.

Additionally, no single customer represented more than 10% of the Company’s revenues in any period.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, marketable securities, trade receivables, accounts payable, accrued liabilities, and convertible senior notes. Cash and cash equivalents and marketable securities are reported at fair value. The recorded carrying amount of trade receivables, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature. The Company carries convertible senior notes at face value less unamortized debt discount and issuance costs on its consolidated balance sheet, and it presents the fair value of the convertible senior notes for disclosure purposes only.

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

Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. The Company evaluates its marketable securities to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other than temporary if they are related to a deterioration in credit risk or if it is likely that the Company will sell the securities before recovering its cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in interest income and other, net in the consolidated statements of operations.

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

Advertising Costs

Advertising costs are expensed as incurred and are primarily included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense totaled $2.2 million, $1.6 million and $446,000 for the years ended January 31, 2019, 2018 and 2017, respectively.

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

Capitalized software development costs are amortized on a straight-line basis to cost of revenues—subscription services over the technology’s estimated useful life, which is generally two to three years. During the years ended January 31, 2019, 2018 and 2017, the Company capitalized $5.6 million, $4.2 million and $4.3 million, respectively, in software development costs.

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

Subscription Services Revenues

The Company offers subscriptions to its cloud-based business spend management platform, including procurement, invoicing and expense management. Subscription services revenues consist primarily of fees to provide the Company’s customers access to its cloud-based platform, which includes routine customer support. Subscription service contracts do not provide customers with the right to take possession of the software, are non-cancelable, and do not contain general rights of return. Generally, subscription revenues are recognized ratably over the contractual term of the arrangement, beginning on the date that the service is made available to the customer. Subscription contracts typically have a term of three years with invoicing occurring in annual installments at the beginning of each year in the subscription period.

Professional Services Revenues and Other

The Company offers professional services which include deployment services, optimization services, and training. Professional services are generally sold on a time-and-materials or fixed-fee basis. For services billed on a time-and-materials basis, revenue is recognized over time as services are performed. For services billed on a fixed-fee basis, invoicing typically occurs in advance, and revenue is recognized over time based on the proportion performed.

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

The determination of standalone selling price (“SSP”) for each distinct performance obligations requires judgment. The Company determines SSP for performance obligations based on overall pricing objectives, which take into consideration market conditions and entity-specific factors. This includes a review of historical sales data related to the size of arrangements, the cloud applications being sold, customer demographics and the numbers and types of users within the arrangements. The Company uses a range of amounts to estimate SSP for performance obligations.  There is typically more than one SSP for individual products and services due to the stratification of those products and services by considerations such as size and type of customer.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. The Company records a receivable when revenue is recognized prior to invoicing. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition. Subscription services and fixed-fee professional services arrangements are commonly billed in advance, recognized as deferred revenue, and then amortized into revenue over time. However, other professional services arrangements, primarily a time-and-materials arrangement, are billed in arrears following services that have been rendered. This may result in revenue recognition greater than invoiced amounts which results in a receivable balance. Receivables represent an unconditional right to payment. As of January 31, 2019 and 2018, the balance of accounts receivable, net of the allowance for doubtful accounts, was $95.3 million and $61.4 million, respectively. Of these balances, $1.5 million and $1.2 million represent unbilled receivable amounts as of January 31, 2019 and 2018, respectively.

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

At any point in the contract term, the transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied. These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. As of January 31, 2019, the aggregate amount allocated to performance obligations that are unsatisfied was approximately $498.6 million, a majority of which is related to multi-year subscription arrangements. Approximately three fourths of this amount is expected to be recognized as revenue within the next 24 months and the remainder thereafter. The Company applies the practical expedient to exclude remaining performance obligations for which revenue is recognized on the basis when invoices are issued and remaining obligations that are part of contracts with an original expected duration of one year or less. During the year ended January 31, 2019, the revenue recognized from performance obligations satisfied in prior periods was approximately $825,000.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the normal course of business and does not require cash collateral or other security to support the collection of customer receivables. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, historical experience, and communications with customers, and provides a reserve when needed. Accounts receivable are written off when deemed uncollectible. The allowance for doubtful accounts was not material at January 31, 2019 and 2018.

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancellable contracts that have not yet been billed. During the year ended January 31, 2019, the Company recognized revenue of $125.6 million that was included in the deferred revenue balance as of January 31, 2018.

Deferred Commissions

Commissions are earned by sales personnel upon the execution of the sales contract by the customer, and commission payments are made shortly after they are earned. Commission costs can be associated specifically with subscription and professional services arrangements. Commissions earned by the Company’s sales personnel are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit of five years. The Company determined the period of benefit by taking into consideration its past experience with customers, future cash flows expected from customers, industry peers and other available information.

The Company capitalized commission costs of $15.3 million, $5.7 million and $4.5 million and amortized $5.8 million, $4.0 million and $4.0 million to sales and marketing expense in the accompanying consolidated statements of operations during the years ended January 31, 2019, 2018 and 2017, respectively. The increase in capitalized commission costs during the year was primarily due to the adoption of the new revenue standard.

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

The Company’s policy for accounting for uncertainty in income taxes requires the evaluation of tax positions taken or expected to be taken in the course of the preparation of tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained on examination by the applicable tax authorities based on the technical merits of the position. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. Since the date of adoption of accounting for uncertain tax positions, the Company has accrued immaterial interest and penalties associated with unrecognized tax benefits for all periods presented.

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

For RSUs, the Company generally recognizes stock-based compensation using the straight-line method as the awards only contain a service condition. The fair value of an RSU is measured using the fair value of the Company’s common stock on the date of the grant.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss consists of net loss, other comprehensive income (loss) in relation to defined benefits plans, net of tax, and an unrealized gain on marketable securities, net of tax. The other comprehensive income (loss) in relationship to defined benefits plans represents net deferred gains and losses and prior service costs and credits for the defined benefit pension plans.

Recent Accounting Guidance

Recently Adopted Accounting Pronouncements

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

The following table summarizes the cumulative impact of adoption of the new revenue standard for revenue recognition on line items within the Consolidated Balance Sheets (in thousands):

	As of January 31, 2018
	As Previously Reported	Adjustments for the New Revenue Standard	As Adjusted
Assets
Deferred commissions, current portion	$3,756	$778	$4,534
Deferred commissions, net of current portion	3,896	8,257	12,153
Liabilities and Stockholders’ Equity
Deferred revenue, current portion	125,714	(1,732)	123,982
Deferred revenue, net of current portion	2,316	(10)	2,306
Accumulated deficit	(204,481)	10,777	(193,704)

The impact of adoption on the consolidated statements of cash flows for the year ended January 31, 2019 was immaterial. The impact to sales and marketing expense within the consolidated statements of operations was a decrease of approximately $1.7 million for the year ended January 31, 2019, due to deferred commission costs that would have been expensed prior to adoption of the new standard. The impact to total revenues within the consolidated statements of operations was an increase of approximately $810,000 for the year ended January 31, 2019, due to subscription and professional service revenues that would have not been recognized during the period prior to the adoption of the new standard. The following table summarizes the effects of the new revenue standard for revenue recognition on line items within the Consolidated Balance Sheets (in thousands):

	As of January 31, 2019
	Prior to Adoption of the New Revenue Standard	Adjustments for the New Revenue Standard	As Adjusted
Assets
Deferred commissions, current portion	$5,353	$1,971	$7,324
Deferred commissions, net of current portion	5,581	13,323	18,904
Liabilities and Stockholders’ Equity
Deferred revenue, current portion	182,509	(2,542)	179,967
Deferred revenue, net of current portion	2,539	81	2,620
Accumulated deficit	(272,612)	17,755	(254,857)

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

The Company will adopt this new standard as of February 1, 2019, and has elected to adopt the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward historical lease classifications. The Company will also elect the practical expedient related to comparative periods, allowing it to carry forward its current accounting treatment for leases up to the date of adoption, and the practical expedient to not separate lease and non-lease components. The Company will make an accounting policy election to keep leases with an initial term of twelve months or less off of the balance sheet. The Company will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.

The adoption of the standard will result in recognition of additional lease assets and lease liabilities between $26 million to $30 million as of February 1, 2019. The difference between the lease assets and lease liabilities will be recorded as an adjustment to retained earnings. The standard is not expected to materially affect the Company’s consolidated net earnings or liquidity.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment, and clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual reporting periods beginning after January 1, 2020 and interim periods within those fiscal years. The Company has elected to early adopt this standard on February 1, 2019 and is not expecting the adoption to have an impact on its historical financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-Employee Share Based Payment Accounting (“ASU 2018-07”), with an intent to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees. The amendments in ASU 2018-07 provide for the simplification of the measurement of share-based payment transactions for acquiring goods and services from non-employees. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This standard expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, aligning the accounting for share-based payments to nonemployees and employees. ASU 2018-17 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods, and early adoption is permitted. The Company does not believe that this standard will have a material impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-14, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this guidance remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. This guidance is effective for annual reporting periods ending after December 15, 2020, with early adoption permitted, and is required to be adopted retrospectively. The Company is currently evaluating the method of adoption and related impact of ASU 2018-14 on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-use Software (subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The effective date is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption allowed. The Company is currently evaluating the timing and impact of its adoption of this standard on its consolidated financial statements.

Note 3. Marketable Securities

The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheets at January 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
U.S. agency obligations	$40,284	$16	$(5)	$40,295
U.S. treasury securities	84,805	29	(4)	84,830
Corporate notes and bonds	29,322	10	(6)	29,326
Commercial paper	14,876	—	—	14,876
Asset backed securities	10,835	9	(2)	10,842
Total marketable securities	$180,122	$64	$(17)	$180,169

As of January 31, 2019, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$157,376
Due in one year through five years	22,793
$180,169

The Company does not believe that any unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence. To determine whether a decline in value is other-than-temporary, the

Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value and its intent and ability to retain the marketable securities for a period of time sufficient to allow for any anticipated recovery in fair value. The Company considers all marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities as current assets in the accompanying consolidated balance sheets.

Note 4. Business Combinations

Acquisitions in Fiscal Year Ended January 31, 2019

Hiperos, LLC

On December 7, 2018, the Company acquired all the outstanding equity securities of Hiperos, LLC, a Delaware limited liability company, and GTCR/Opus Blocker Corp., a Delaware corporation, (together herein referred to as “Hiperos”) for a purchase price of approximately $94.8 million in cash, subject to adjustments based on the amount of working capital of Hiperos. Approximately, $8.6 million of the purchase consideration is being held in escrow for 18 months after the transaction closing date. Hiperos is a third-party risk management provider, and the acquisition enables the Company’s business spend management solution with the advanced technology to extensively evaluate the risk of supplier base to further protect brand and bottom line.

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

December 7, 2018
Cash and cash equivalent	$167
Accounts receivable	3,904
Intangible assets	17,585
Other assets	1,025
Goodwill	83,891
Accounts payable and other current liabilities	(2,792)
Deferred revenue	(7,938)
Other non-current liabilities	(1,000)
Total consideration	$94,842

The Company continues to collect information with regards to its estimates and assumptions and will record any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Hiperos, and is partially deductible for income tax purposes. The Company determined the fair values of intangible assets acquired and liabilities assumed with the assistance of third party valuation consultants. Based on this valuation, the intangible assets acquired are (in thousands):

	Fair Value	Useful life (in Years)
Developed technology	$10,000	6
Customer relationships	7,400	5
Trademarks	$185	1
Total intangible assets	$17,585

The Company incurred costs related to this acquisition of approximately $1.0 million for the year ended January 31, 2019. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.

The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date and are not material to the Company’s consolidated financial results. The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Hiperos had been acquired as of the beginning of the comparable prior annual reporting period, giving effect on a pro forma basis to purchase accounting adjustments such as amortization of intangible assets and acquisition-related costs. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of the Company’s fiscal year 2018 or of the results of the Company’s future operations of the combined business (in thousands).

	Fiscal Year
	2019	2018
Pro forma total revenues	$277,888	$206,610
Pro forma net loss	$(54,653)	$(59,858)

Vinimaya, Inc. (d/b/a Aquiire)

On October 12, 2018, the Company completed its acquisition of Vinimaya, Inc. which conducted business as Aquiire. Aquiire is a real-time supplier catalog search company, and the acquisition extended the Company’s capability to deliver a comprehensive business-to-business shopping experience spanning real-time, cached, and localized catalog search.

The acquisition was accounted for as a business combination and, accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. The total fair value of the purchase consideration was approximately $49.5 million, comprised of $30.5 million in cash (of which $3.8 million is being held back by the Company for 18 months after closing of the acquisition) and 300,560 shares of the Company’s common stock with fair value of approximately $19.0 million (of which 37,570 shares are being held back by the Company for 18 months after closing of the acquisition).

The major classes of assets and liabilities to which the Company has allocated the fair value of purchase consideration were as follows (in thousands):

October 12, 2018
Accounts receivable	$1,511
Intangible assets	12,400
Other assets	1,104
Goodwill	41,898
Accounts payable and other liabilities	(1,610)
Deferred revenue	(2,609)
Deferred tax liability, net	(3,174)
Total consideration	$49,520

Other assets include indemnification assets totaling approximately $1.1 million due to an assumed liability for which the seller is responsible. The Company will continue to collect information and reevaluate the estimates and assumptions and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Aquiire and is not expected to be deductible for income tax purposes.  The Company determined the fair values of intangible assets acquired and liabilities assumed with the assistance of third party valuation consultants. Based on this valuation, the intangible assets acquired are (in thousands):

	Fair Value	Useful life (in Years)
Developed technology	$8,900	5
Customer relationships	3,500	5
Total intangible assets	$12,400

The Company incurred costs related to this acquisition of approximately $517,000 during the year ended January 31, 2019. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.

The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date and are not material to the Company’s consolidated financial results. Pro forma results of operations for this acquisition have not been presented as the financial impact to the Company’s consolidated financial statements would be immaterial.

DCR Workforce, Inc.

On August 1, 2018, the Company completed the acquisition of the technology assets of DCR Workforce Inc. ("DCR") for aggregate cash consideration of $25.0 million paid at closing (of which $3.8 million is being held back by the Company until the second anniversary after closing of the acquisition) and contingent stock consideration that may be earned and issued in the future. The maximum contingent stock consideration that may be earned and issued is up to 668,740 shares of the Company’s common stock. The payout of the contingent stock consideration will be determined based on the achievement of distinct revenue performance targets for each of three separate measurement periods that continue through December 31, 2022.

The acquisition was accounted for as a business combination. The contingent stock consideration for each of three separate measurement periods may individually result in the delivery of a fixed number of shares and as a result it was classified as equity on the Company’s consolidated balance sheet. The fair value of the contingent consideration as of the acquisition date was determined using the Monte Carlo simulation method. This estimate was based on level 3 inputs under the fair value measurement and disclosure guidance which are not observable in the market including estimated amount and timing of future revenues and discount rate. During the year ended January 31, 2019, the revenue performance target for the first measurement period ending October 31, 2019 has been fully met, and therefore the Company issued 291,602 shares of the Company’s common stock to the shareholders of DCR in the fourth quarter ending January 31, 2019.

The aggregate fair value of purchase consideration of $52.2 million, comprised of $25.0 million cash consideration and $27.2 million stock consideration, was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date.

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

The Company incurred costs related to this acquisition of approximately $327,000 during year ended January 31, 2019. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.

The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date. Pro forma results of operations for this acquisition have not been presented as the financial impact to the Company’s consolidated financial statements would be immaterial.

In conjunction with the acquisition of technology assets of DCR, the Company signed a license agreement with DCR pursuant to which the Company granted DCR a limited, non-sublicensable, non-transferable, and nonexclusive license right to use certain of the intellectual property that the Company acquired from DCR. The Company also signed a transition service agreement, pursuant to which DCR will provide administrative services to the Company during a transitional service period to support the continuing operation of the acquired business. In addition, the Company signed a three-year office lease agreement beginning from August 1, 2018 with an entity that is wholly owned by the shareholders of DCR. Refer to Note 16 Related Parties for additional disclosure on the agreements.

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

The major classes of assets and liabilities to which the Company has allocated the fair value of purchase consideration were as follows (in thousands):

December 1, 2017
Cash and cash equivalents	$747
Accounts receivable	1,912
Intangible assets	3,820
Other assets, net	616
Goodwill	7,264
Accounts payable and other liabilities	(1,405)
Pension plan obligation	(4,226)
Total consideration	$8,728

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

The Company incurred costs related to this acquisition of approximately $445,000 during the year ended January 31, 2018 and no significant costs were incurred during the year ended January 31, 2019. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.

Trade Extensions TradeExt AB

On May 3, 2017, the Company acquired substantially all of the issued and outstanding capital stock held by shareholders of Trade Extensions TradeExt AB (“Trade Extensions”), a Swedish corporation. The acquisition enabled the Company to broaden its cloud platform for business spend, particularly in the area of strategic sourcing.

Upon the closing of the acquisition, the Company paid aggregate consideration of approximately $40.9 million in cash, of which $7.2 million was being held in escrow for 18 months after the transaction closing date. In November 2018, substantially all of the amount that was being held in escrow was released after deducting certain amounts to cover indemnification obligations and associated contractual provisions.

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

Note 5. Goodwill and Other Intangible Assets

Goodwill

The following table represents the changes in goodwill (in thousands):

Balance at January 31, 2017	$6,306
Additions from acquisitions	38,104
Balance at January 31, 2018	44,410
Additions from acquisitions	165,150
Balance at January 31, 2019	$209,560

Other Intangible Assets

The following table summarizes the other intangible asset balances (in thousands):

		As of January 31,
		2019			2018
	Weighted Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.8	$48,435	$(9,198)	$39,237	$19,385	$(4,153)	$15,232
Customer relationships	4.4	18,894	(2,363)	16,531	4,694	(597)	4,097
Trademarks	0.8	345	(188)	157	160	(119)	41
In-process research and development	—	—	—	—	650	—	650
Total other intangible assets		$67,674	$(11,749)	$55,925	$24,889	$(4,869)	$20,020

Amortization expense related to other intangible assets was approximately $6.9 million, $3.4 million and $952,000 for the years ended January 31, 2019, 2018 and 2017, respectively.

As of January 31, 2019, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2020	$12,627
2021	12,450
2022	12,026
2023	9,732
2024	7,316
Thereafter	1,774
Total	$55,925

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

Note 6. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	As of January 31,
	2019	2018
Furniture and equipment	$3,595	$1,897
Software development costs	23,444	16,574
Leasehold improvements	1,255	557
Construction in progress	183	149
Total property and equipment	28,477	19,177
Less: accumulated depreciation and amortization	(17,928)	(13,991)
Property and equipment, net	$10,549	$5,186

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $849,000, $532,000 and $432,000 for the years ended January 31, 2019, 2018 and 2017, respectively. Amortization expense related to software development costs was approximately $3.1 million, $3.9 million and $3.3 million for the years ended January 31, 2019, 2018 and 2017, respectively.

Note 7. Fair Value Measurements

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
January 31, 2019
Cash equivalents:(1)
Money market funds	$118,204	$—	$—	$118,204
U.S. agency obligations	—	6,986	—	6,986
Commercial paper	—	2,997	—	2,997
Marketable securities:
U.S. agency obligations	—	40,295	—	40,295
U.S. treasury securities	—	84,830	—	84,830
Corporate notes and bonds	—	29,326	—	29,326
Commercial paper	—	14,876	—	14,876
Asset backed securities	—	10,842	—	10,842
January 31, 2018
Money market funds (1)	389,357	—	—	389,357

(1)	Included in cash and cash equivalents

The Company carries Convertible Senior Notes (the “Convertible Notes”) at face value less unamortized discount and issuance costs on its consolidated balance sheet and presents the fair value for required disclosure purposes only. As of January 31, 2019, the fair value of the Convertible Notes was $428.4 million. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on the quoted bid prices of the Convertible Notes on the last trading day of each reporting period. As of January 31, 2018, the fair value of the Convertible Notes approximated its carrying amount at that time. For Note 9 for further information on the Convertible Notes.

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	January 31,
	2019	2018
Accrued compensation	$23,112	$11,606
Accrued expenses	11,898	6,190
Income tax payable	2,231	5,092
Other current liabilities	4,551	3,755
Total accrued expenses and other current liabilities	$41,792	$26,643

Included in the accrued compensation liability caption for the year ended January 31, 2019 and 2018, the Company had accrued $4.3 million and $3.2 million of employee stock purchase plan contributions received, respectively. For further information on the Company’s employee stock purchase plan see Note 11.

Note 9. Convertible Senior Notes

In January 2018, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with certain counterparties relating to the Company’s sale of $230.0 million aggregate principal amount of its 0.375% Convertible Senior Notes due 2023 (the “Convertible Notes”) to the counterparties in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale by the Initial Purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Convertible Notes consisted of a $200.0 million initial placement and an overallotment option that provided the initial purchasers of the Convertible Notes with the option to purchase an additional $30.0 million of the Convertible Notes, which was exercised in full by the counterparties prior to the Convertible Notes issuance. On January 17, 2018, for a total of $230.0 million, the Convertible Notes were issued in accordance with an Indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee.

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

The Convertible Notes consisted of the following (in thousands):

	As of January 31,
	2019	2018
Liability:
Principal	$230,000	$230,000
Less: debt discount, net of amortization	(55,385)	(66,990)
Net carrying amount	$174,615	$163,010

Equity	$60,470	$60,470

As of January 31, 2019 and 2018, the debt discount on the Convertible Notes will be amortized over the remaining period of approximately 4 years and 5 years, respectively.

For more than twenty trading days during the thirty consecutive trading days ended January 31, 2019, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the Convertible Notes. As a result, the Convertible Notes were convertible at the option of the holders and remained classified as current liabilities on the consolidated balance sheet as of January 31, 2019. As of the date of this filing, none of the holders of the Convertible Notes have submitted requests for conversion.

The following table sets forth interest expense recognized related to the Convertible Notes (dollars in thousands):

	Year Ended January 31,
	2019	2018
Contractual interest expense	$863	$36
Amortization of debt issuance costs	876	36
Amortization of debt discount	10,734	423
Total	$12,473	$495

The effective interest rates of the liability component of the Convertible Notes is 7.66%. As of January 31, 2019, the if-converted value of the Company’s Convertible Notes exceeded the principal amount by $219.4 million. As of January 31, 2018, the if-converted value of the Company's Convertible Notes did not exceed the principal amount.

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

Note 10. Commitments and Contingencies

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates through April 2024. Rent expense, which is being recognized on a straight-line basis over the lease term, was $7.4 million, $5.8 million and $3.8 million during the years ended January 31, 2019, 2018 and 2017, respectively. The difference between the lease payments made and the lease expense recognized to date using the straight-line method is recorded as a liability and included within accrued expenses and other current liabilities in the accompanying consolidated balance sheet. Additionally, the Company has current contractual purchase obligations for hosting services that support business operations.

Future minimum payments by year for our non-cancelable leases and purchase obligations as of January 31, 2019 are as follows (in thousands):

Year Ending January 31,
2020	$19,849
2021	19,094
2022	6,697
2023	6,066
2024	5,257
Thereafter	1,231
Total	$58,194

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

Preferred Stock

As of January 31, 2019, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.

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

The Company has reserved 5,955,764 shares of its common stock for issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will automatically increase on the first day of each fiscal year during the term of the 2016 Plan by a number of shares equal to 5% of its outstanding shares of common stock on the last day of the prior fiscal year. The number and class of shares reserved under the Company’s 2016 Plan will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the year ended January 31, 2019 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, January 31, 2018	9,301,253	$7.19	7.30	$288,713
Option grants	553,697	48.47
Options exercised	(2,824,836)	4.82
Options forfeited	(179,186)	9.49
Balance, January 31, 2019	6,850,928	11.44	6.84	$517,353
Exercisable at January 31, 2019	4,744,831	7.30	6.43	$377,978

The options exercisable as of January 31, 2019 include options that are exercisable prior to vesting. The aggregate intrinsic value of options vested and exercisable as of January 31, 2019 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of January 31, 2019. The aggregate intrinsic value of exercised options was $157.6 million, $89.3 million and $11.0 million for the years ended January 31, 2019, 2018 and 2017, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The weighted-average grant date fair value of options granted for the years ended January 31, 2019, 2018 and 2017 was $15.93, $11.58 and $4.65 per share, respectively.

The total grant date fair value of options vested during fiscal 2019, 2018 and 2017 was $9.0 million, $9.7 million and $5.0 million, respectively.

Early Exercises of Stock Options

Certain option grants under the 2006 Stock Plan are allowed to be exercised prior to vesting. The unvested shares of common stock exercised are subject to the Company’s right to repurchase at the lower of the original exercise price or the fair market value of the share at the time the repurchase right is exercised. Early exercises of options are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises are initially recorded in accrued expenses and other current liabilities and reclassified to additional paid-in capital as the underlying shares vest. At January 31, 2019, the Company had no early exercise stock options recorded in accrued expenses and other current liabilities related to early exercises of stock options.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity related to the Company’s RSUs:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Awarded and unvested at January 31, 2018	1,971,778	$27.14
Awards granted	2,015,384	$52.54
Awards vested	(858,740)	$32.99
Awards forfeited	(336,305)	$35.90
Awarded and unvested at January 31, 2019	2,792,117	$42.62

2016 Employee Stock Purchase Plan

The board of directors adopted the 2016 Employee Stock Purchase Plan (the “ESPP”) in September 2016 and it has been approved by the Company’s stockholders. The ESPP allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code.

As of January 31, 2019, the Company had 931,493 shares of its common stock available for future issuances under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year during the term of the ESPP by a number of shares equal to the least of (i) 1% of its outstanding shares of common stock on the last day of the prior fiscal year, (ii) 1,250,000 shares or (iii) a lesser number of shares determined by the board of directors. The number and class of shares reserved under the ESPP will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

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

As of January 31, 2019, 946,841 shares of common stock were purchased under the 2016 ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2016 ESPP. As of January 31, 2019, total unrecognized compensation cost related to 2016 ESPP was $5.8 million which will be amortized over a weighted-average period of approximately one year.

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

As of January 31, 2019, all performance-based milestones of the 2016 CEO Grant were achieved, resulting in 317,407 shares being vested and exercisable. As of January 31, 2019, the performance-based milestone was not achieved on the 2018 CEO Grant, resulting in no shares being vested and exercisable. Stock-based compensation expense recognized for market-based awards was approximately $2.2 million and $1.6 million for the year ended January 31, 2019 and 2018, respectively.

Stock-based Compensation

The Company’s total stock-based compensation expense was as follows (in thousands):

	For the year ended
	January 31,
	2019	2018	2017
Cost of revenue:
Subscription services	$4,285	$2,105	$715
Professional services and other	4,269	2,722	772
Research and development	11,841	6,928	1,766
Sales and marketing	14,786	8,476	3,130
General and administrative	17,765	9,464	3,069
Total	$52,946	$29,695	$9,452

Stock-based compensation capitalized in capitalized software development costs was approximately $1.0 million and $332,000 at January 31, 2019 and 2018, respectively.

Of the total stock-based compensation expense, costs recognized for options granted to non-employees were immaterial for all periods presented.

As of January 31, 2019 and 2018, there was approximately $16.1 million and $19.3 million, respectively, of total unrecognized compensation cost related to unvested stock options granted to employees and non-employee service providers under the 2006 Stock Plan and 2016 Equity Incentive Plan. This unrecognized compensation cost as of January 31, 2019 is expected to be recognized over an estimated weighted-average amortization period of approximately 2 years.

As of January 31, 2019 and 2018, there was approximately $110.8 million and $48.4 million, respectively, of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Equity Incentive Plan. This unrecognized compensation cost as of January 31, 2019 is expected to be recognized over an estimated weighted-average amortization period of approximately 3 years.

The fair values of the Company’s stock options granted during the years ended January 31, 2019, 2018 and 2017 were estimated using the following assumptions:

	For the year ended
	January 31,
	2019	2018	2017
Employee Stock Options
Expected term (years)	6.0	6.0	6.0
Volatility	42.2%	46.0%	48.0%
Risk-free interest rate	2.8%	1.9% - 2.2%	1.3% - 2.1%
Dividend yield	—	—	—
Employee Stock Purchase Plan
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.4 - 1.9
Volatility	31.1% - 34.1%	37.3% - 42.6%	48.0%
Risk-free interest rate	2.0% - 2.8%	0.9% - 1.4%	0.5% - 0.8%
Dividend yield	—	—	—
Market-Based Awards
Expected term (years)	7.1	—	7.4
Volatility	43.7%	—	48.0%
Risk-free interest rate	2.8%	—	1.6%
Dividend yield	—	—	—

These assumptions and estimates are as follows:

•	Fair Value of Common Stock. After the initial public offering, the Company used the publicly quoted price as reported on the Nasdaq Global Select Market as the fair value of its common stock.
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

Note 12. Income Taxes

The following table presents the domestic and foreign components of loss before provision for income taxes for the periods presented (in thousands):

	For the year ended
	January 31,
	2019	2018	2017
United States	$(59,070)	$(44,977)	$(38,926)
Foreign	3,009	2,820	2,167
Loss before provision for income taxes	$(56,061)	$(42,157)	$(36,759)

The provision for income taxes is composed of the following (in thousands):

	For the year ended
	January 31,
	2019	2018	2017
Current income taxes:
Federal	$—	$—	$—
State	151	116	82
Foreign	3,514	4,248	976
Total current income taxes	3,665	4,364	1,058
Deferred income taxes:
Federal	(2,701)	(26)	13
State	(365)	7	1
Foreign	(1,136)	(2,697)	(224)
Total deferred income taxes	(4,202)	(2,716)	(210)
Total provision for (benefit from) income taxes	$(537)	$1,648	$848

The effective tax rate differs from the federal statutory rate as follows:

	For the year ended
	January 31,
	2019	2018	2017
Federal statutory income tax rate	21.0%	33.8%	34.0%
Tax reform rate change impact	—	(80.7)	—
State tax, net of federal benefit	2.9	2.6	2.6
Change in valuation allowance	(98.1)	(23.6)	(36.2)
Stock-based compensation	71.6	63.5	(2.7)
Other non-deductible items	(2.1)	(3.5)	(1.8)
Foreign rate differential	(2.9)	(0.5)	(1.4)
Tax credits	8.6	4.5	3.2
Total	1.0%	(3.9)%	(2.3)%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of January 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$110,485	$61,671
Accruals and reserves	3,209	3,259
Stock-based compensation	5,852	4,476
Tax credits	9,250	5,636
Gross deferred tax assets	128,796	75,042
Valuation allowance	(113,497)	(58,027)
Total deferred tax assets, net of valuation allowance	15,299	17,015
Deferred tax liabilities:
Fixed assets and intangibles assets	(1,693)	(1,495)
Accruals and reserves	(951)	(98)
Discount on convertible notes	(12,047)	(14,803)
Gross deferred tax liabilities	(14,691)	(16,396)
Net deferred tax assets	$608	$619

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, and lack of taxable income, the Company provided a full valuation allowance against the deferred tax assets for the U.S. and some of the international entities. The valuation allowance increased by $55.5 million, $3.4 million and $13.1 million during the years ended January 31, 2019, 2018 and 2017, respectively.

As of January 31, 2019, the Company had net operating loss carryforwards of approximately $457.6 million and $237.9 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The U.S. federal and California state net operating loss carryforwards will begin to expire in 2026 and 2029, respectively. As of January 31, 2019, the Company had research and development credit carryforwards of approximately $13.0 million and $11.2 million available to reduce its future tax liability, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin to expire in 2031. California credit carryforwards have no expiration date. As of January 31, 2019, the Company has U.S. federal foreign tax credits carryforwards of $698,000 that will begin to expire in 2025.

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

As of January 31, 2019, the Company did not have unremitted earnings when evaluating the outside basis difference relating to its U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes and state income that would be payable upon remittance of these lower tier earnings were not material as of January 31, 2019.

The Company accounts for uncertainty in income taxes in accordance with ASC 740. Tax positions are evaluated in a two-step process, whereby the Company first determines whether it is more likely than not that a tax position will be sustained upon examination by tax authorities, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognized in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	For the year ended
	January 31,
	2019	2018	2017
Unrecognized tax benefit—beginning of year	$12,663	$5,441	$3,304
Gross increases —prior year tax positions	295	—	472
Gross decreases —prior year tax positions	(8)	(5)	(248)
Gross increases — current year tax positions	7,127	7,227	1,913
Unrecognized tax benefit—end of year	$20,077	$12,663	$5,441

As of January 31, 2019, 2018, and 2017, $14.9 million, $8.0 million, and $5.3 million of the unrecognized tax benefits were accounted for as a reduction in the Company’s deferred tax assets. Due to the Company’s valuation allowance, only $5.2 million of the $20.1 million of unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. There was an immaterial amount of accrued interest and penalties related to unrecognized tax benefits as of January 31, 2019 and 2018.

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

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the Tax Act in our financial statements. The Company completed its analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of January 31, 2019.

While the Tax Act provides for a modified territorial tax system, beginning in 2018, GILTI will be applied providing an incremental tax on certain foreign income. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. Under GAAP, the Company is allowed to make an accounting policy election of either (1) treating taxes due on the future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred, or the period cost method, or (2) factoring such amounts into the Company's measurement of its deferred taxes, or the deferred method. The Company has selected the period cost method as its accounting policy with respect to the new GILTI tax rules.

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

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the years ended January 31, 2019, 2018 and 2017 (in thousands, except per share amounts):

	January 31,
	2019	2018	2017
Numerator:
Net loss attributable to common stockholders	$(55,524)	$(43,805)	$(37,607)
Denominator:
Weighted-average common shares outstanding	57,716	52,999	19,988
Net loss per share attributable to common stockholders, basic and diluted	$(0.96)	$(0.83)	$(1.88)

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

	As of January 31,
	2019	2018	2017
Options to purchase common stock	6,850,928	9,301,253	13,016,402
RSUs	2,792,117	1,971,778	77,883
Unvested common shares subject to repurchase	193,894	458,214	335,116
Shares committed under the ESPP	189,168	195,497	144,685
Contingent stock consideration for DCR acquisition	377,138	—	—
Holdback shares for Aquiire acquisition	37,570	—	—
Total	10,440,815	11,926,742	13,574,086

Additionally, approximately 5.2 million shares underlying the conversion option in the Convertible Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the year ended January 31, 2019, the average market price of the Company’s common stock exceeded the conversion price of the Convertible Notes of $44.51 per share.

Note 14. Business Segment Information

The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). The CEO reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment: cloud platform.

Note 15. Employee Benefit Plan

The Company maintained a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 90% of their eligible compensation, subject to certain limitations. The Company matches certain percentages of employee contributions. Both employee and employer contributions vest immediately upon contribution. During the years ended January 31, 2019, 2018 and 2017, the Company’s contributions to the 401(k) Plan amounted to approximately $2.0 million, $1.5 million and $1.4 million, respectively.

The Company also maintains a limited number of defined benefit plans for certain non-U.S. locations. Total costs under these plans were not significant.

Note 16. Related Parties

T. Rowe Associates, Inc. is an investment adviser of certain of the Company’s stockholders and a Company customer. The Company recognized subscription revenue from this customer of approximately $580,000, $573,000 and $509,000 for the period ended January 31, 2019, 2018 and 2017, respectively. The Company had no outstanding receivables from this customer as of January 31, 2019 and January 31, 2018.

As disclosed in Note 4 Business Combination, in conjunction with the acquisition of technology assets of DCR on August 1, 2018, the Company signed a lease, license agreement and Transition Service Agreement with DCR. For the year ended January 31, 2019, the Company recognized $1.1 million of revenue for the license agreement, and recorded $4.3 million for expenses which primarily include compensation for employees and contractors that DCR agreed to pay on behalf of the Company during the transitional period. As of January 31, 2019, outstanding accruals and payables due to DCR were $1.3 million. There were no outstanding receivables due from DCR related to the license agreement.

Note 17. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2019 and 2018 (in thousands except per share data). Since the Company adopted the new revenue standard effective on February 1, 2018 using the modified retrospective method, the financial data for each quarter in fiscal 2019 were prepared according to the new revenue standard, and the financial data for each quarter in fiscal 2018 were prepared prior to the adoption of the new revenue standard.

	Three months ended
	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,
	2019	2018	2018	2018	2018	2017	2017	2017
	(in thousands)
Total revenues	$74,908	$67,455	$61,651	$56,352	$53,752	$47,340	$44,551	$41,137
Gross profit	49,883	45,791	43,011	38,227	37,286	32,345	29,603	27,640
Loss from operations	14,749	9,918	10,624	12,069	9,057	11,159	14,359	10,387
Net loss	16,571	9,645	13,854	15,454	8,723	11,302	13,742	10,038
Net loss per share attributable to common stockholders, basic and diluted	$0.28	$0.17	$0.24	$0.28	$0.16	$0.21	$0.26	$0.20