Form 10-Q
period 2019-04-30
Coupa Software Inc
filed 2019-06-04
CIK 1385867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37901

COUPA SOFTWARE INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	20-4429448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1855 S. Grant Street San Mateo, CA	94402
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 931-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	COUP	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

As of May 30, 2019, the Registrant had 61,770,787 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	April 30,	January 31,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$346,446	$141,250
Marketable securities	—	180,169
Accounts receivable, net of allowances	65,847	95,274
Prepaid expenses and other current assets	14,861	10,343
Deferred commissions, current portion	7,999	7,324
Total current assets	435,153	434,360
Property and equipment, net	12,412	10,549
Deferred commissions, net of current portion	20,012	18,904
Goodwill	209,560	209,560
Intangible assets, net	52,747	55,925
Operating lease right-of-use assets	26,832	—
Other assets	9,296	10,766
Total assets	$766,012	$740,064
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,893	$5,485
Accrued expenses and other current liabilities	42,773	41,792
Deferred revenue, current portion	174,389	179,967
Operating lease liabilities, current portion	5,671	—
Convertible senior notes, net (Note 8)	177,576	174,615
Total current liabilities	405,302	401,859
Deferred revenue, net of current portion	1,954	2,620
Operating lease liabilities, net of current portion	22,882	—
Other liabilities	16,708	22,304
Total liabilities	446,846	426,783
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at April 30, 2019 and January 31, 2019; zero shares issued and outstanding at April 30, 2019 and January 31, 2019	—	—
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at April 30, 2019 and January 31, 2019; 61,640,573 and 60,455,381 shares issued and outstanding at April 30, 2019 and January 31, 2019, respectively	7	6
Additional paid-in capital	594,735	567,797
Accumulated other comprehensive income (loss)	(251)	335
Accumulated deficit	(275,325)	(254,857)
Total stockholders’ equity	319,166	313,281
Total liabilities and stockholders’ equity	$766,012	$740,064

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	April 30,
	2019	2018
Revenues:
Subscription services	$72,957	$49,966
Professional services and other	8,387	6,386
Total revenues	81,344	56,352
Cost of revenues:
Subscription services	17,403	11,174
Professional services and other	9,926	6,951
Total cost of revenues	27,329	18,125
Gross profit	54,015	38,227
Operating expenses:
Research and development	21,014	13,201
Sales and marketing	33,610	24,660
General and administrative	17,198	12,435
Total operating expenses	71,822	50,296
Loss from operations	(17,807)	(12,069)
Interest expense	(3,175)	(2,973)
Interest income and other, net	924	78
Loss before provision for income taxes	(20,058)	(14,964)
Provision for income taxes	410	490
Net loss	$(20,468)	$(15,454)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.28)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	60,785	55,873

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2019	2018
Net loss	$(20,468)	$(15,454)
Other comprehensive gain (loss) in relation to defined benefit plans, net of tax	(539)	40
Changes in unrealized gain on marketable securities, net of tax	(47)	—
Comprehensive loss	$(21,054)	$(15,414)

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 31, 2019	60,455,381	6	567,797	335	(254,857)	313,281
Cancellation of common stock issued from acquisitions	(7,784)	—	—	—	—	—
Issuance of common stock for employee share purchase plan	108,758	—	5,396	—	—	5,396
Exercise of stock options	856,295	1	4,481	—	—	4,482
Stock-based compensation expense	—	—	17,061	—	—	17,061
Vested restricted stock units	227,923	—	—	—	—	—
Other comprehensive loss	—	—	—	(586)	—	(586)
Net loss	—	—	—	—	(20,468)	(20,468)
Balance at April 30, 2019	$61,640,573	$7	$594,735	$(251)	$(275,325)	$319,166

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 31, 2018	55,712,342	6	445,318	(298)	(204,481)	240,545
Cancellation of common stock issued from acquisitions	(848)	—	—	—	—	—
Issuance of common stock for employee share purchase plan	248,683	—	4,137	—	—	4,137
Exercise of stock options	781,109	—	3,295	—	—	3,295
Vesting of early exercised stock options	—	—	91	—	—	91
Stock-based compensation expense	—	—	11,328	—	—	11,328
Vested restricted stock units	115,833	—	—	—	—	—
Impact of the adoption of new accounting pronouncements	—	—	—	—	5,148	5,148
Other comprehensive income	—	—	—	40	—	40
Net loss	—	—	—	—	(15,454)	(15,454)
Balance at April 30, 2018	$56,857,119	$6	$464,169	$(258)	$(214,787)	$249,130

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2019	2018
Cash flows from operating activities
Net loss	$(20,468)	$(15,454)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,036	2,015
Accretion of discounts on marketable securities, net	731	—
Amortization of deferred commissions	1,980	1,192
Amortization of debt discount and issuance costs	2,961	2,748
Stock-based compensation	16,845	11,312
Other	92	—
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	29,405	14,314
Prepaid expenses and other current assets	(4,370)	(1,679)
Other assets	1,895	161
Deferred commissions	(3,763)	(1,927)
Accounts payable	(788)	534
Accrued expenses and other liabilities	(3,519)	3,822
Deferred revenue	(6,244)	(4,402)
Net cash provided by operating activities	18,793	12,636
Cash flows from investing activities
Purchases of marketable securities	(64,789)	—
Maturities of marketable securities	44,796	—
Sales of marketable securities	199,314	—
Acquisitions, net of cash acquired	—	(1,178)
Purchases of property and equipment	(2,654)	(1,124)
Net cash provided by (used in) investing activities	176,667	(2,302)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	—	(639)
Proceeds from the exercise of common stock options	4,339	3,295
Proceeds from issuance of common stock for employee stock purchase plan	5,396	4,137
Net cash provided by financing activities	9,735	6,793
Net increase in cash, cash equivalents, and restricted cash	205,195	17,127
Cash, cash equivalents, and restricted cash at beginning of year	141,319	412,976
Cash, cash equivalents, and restricted cash at end of period	$346,514	$430,103
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$346,446	$430,030
Restricted cash included in other assets	68	73
Total cash, cash equivalents, and restricted cash	$346,514	$430,103

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2019	2018
Supplemental disclosure of cash flow data
Cash paid for income taxes	$509	$287
Interest income received	$465	$793
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised stock options	$—	$91
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$683	$95

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2019 filed with the SEC on March 27, 2019 (the “Form 10-K”). The condensed consolidated financial statements include the results of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated during consolidation.

The condensed consolidated balance sheet as of January 31, 2019, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

There have been no changes to our significant accounting policies described in the Form 10-K for the year ended January 31, 2019 except for changes applied due to the adoption of ASU 2016-02, Leases.  Refer to the “Updated Significant Accounting Policy” and “Recently Adopted Accounting Pronouncements” sections below for further information.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including, but not limited to, the valuation of accounts receivable, the lives of tangible and intangible assets, stock-based compensation, the fair value of the contingent stock consideration, the valuation of acquired intangible assets and the recoverability or impairment of tangible and intangible assets, including goodwill, revenue recognition, the fair value of marketable securities, convertible senior notes fair value, the benefit period of deferred commissions,  provision for income taxes, and the discount rate used to calculate lease liabilities. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.

Concentration of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities, and accounts receivable. Cash deposits exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Refer to Note 13, “Significant Customers and Geographic Information” for additional information on significant customers during the period.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss consists of net loss, other comprehensive income (loss) in relation to defined benefits plans, net of tax. The other comprehensive income (loss) in relationship to defined benefits plans represents net deferred gains and losses and prior service costs and credits for the defined benefit pension plans.

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

Subscription Services Revenues

The Company offers subscriptions to its cloud-based business spend management platform, including procurement, invoicing and expense management. Subscription services revenues consist primarily of fees to provide the Company’s customers access to its cloud-based platform, which includes routine customer support. Subscription service contracts do not provide customers with the right to take possession of the software, are non-cancelable, and do not contain general rights of return. Generally, revenues are recognized ratably over the contractual term of the arrangement, beginning on the date that the service is made available to the customer. Subscription contracts typically have a term of three years with invoicing occurring in annual installments at the beginning of each year in the subscription period.

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

The determination of standalone selling price (“SSP”) for each distinct performance obligation requires judgment.  The Company determines SSP for performance obligations based on overall pricing objectives, which take into consideration market conditions and entity-specific factors. This includes a review of historical data related to the size of arrangements, the cloud applications being sold, customer demographics and the numbers and types of users within the arrangements.  The Company uses a range of amounts to estimate SSP for performance obligations.  There is typically more than one SSP for individual products and services due to the stratification of those products and services by considerations such as size and type of customer.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. The Company records a receivable when revenue is recognized prior to invoicing.  Deferred revenue primarily consists of billings or payments received in advance of revenue recognition. Subscription services and fixed-fee professional services arrangements are commonly billed in advance, recognized as deferred revenue, and then amortized as revenue over time.  However, other professional services arrangements, primarily those recognized on a time-and-materials basis, are billed in arrears following services that have been rendered.  This may result in revenue recognition greater than invoiced amounts which results in a receivable balance.  Receivables represent an unconditional right to payment. As of April 30, 2019 and January 31, 2019, the balance of accounts receivable, net of the allowance for doubtful accounts, was $65.8 million and $95.3 million, respectively.  Of these balances, $1.6 million and $1.5 million represent unbilled receivable amounts as of April 30, 2019 and January 31, 2019, respectively.

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

At any point in the contract term, transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied.  These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods.  As of April 30, 2019, approximately $497.4 million of revenue is expected to be recognized from remaining performance obligations, a majority of which is related to multi-year subscription arrangements.  The Company expects to recognize revenue on approximately three-fourths of these remaining performance obligations within the next 24 months and the remainder thereafter.  The Company applies the practical expedient to exclude remaining performance obligations that are part of contracts with an original expected duration of one year or less. During the three months ended April 30, 2019, the revenue recognized from performance obligations satisfied in prior periods was approximately $184,000.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the normal course of business, and does not require cash collateral or other security to support the collection of customer receivables. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, historical experience, and communications with customers, and provides a reserve when needed. Accounts receivable are written off when deemed uncollectible. The allowance for doubtful accounts was not material at April 30, 2019 and January 31, 2019.

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancellable contracts that have not yet been billed. During the three months ended April 30, 2019, the Company recognized revenue of $67.4 million that was included in the deferred revenue balance as of January 31, 2019.

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

The Company capitalized commission costs of $3.8 million and $1.9 million and amortized $2.0 million and $1.2 million to sales and marketing expense in the accompanying condensed consolidated statements of operations during the three months ended April 30, 2019 and 2018, respectively.

Updated Significant Accounting Policy

Leases

Leases arise from contracts which convey the right to control the use of identified property or equipment for a period of time in exchange for consideration. The Company’s leasing arrangements are primarily for office space used to conduct operations. The Company determines whether contracts include a lease at the inception of the contract.

Leases are classified at commencement as either operating or finance leases. As of April 30, 2019, all of the Company’s leases are classified as operating leases. Rent expense for operating leases is recognized using the straight-line method over the term of the agreement beginning on the lease commencement date.

At commencement, the Company records a lease liability at the present value of future lease payments, net of any future lease incentives to be received. Lease agreements may include options to renew the lease term, which is not included in the lease periods to calculate future lease payments unless it is reasonably certain the Company will renew the lease. The Company estimates its incremental borrowing rate (“IBR”) based on the information available at the lease commencement date in determining the present value of lease payments. In determining the appropriate IBR, the Company considers information including, but not limited to, the lease term and the currency in which the arrangement is denominated.

At commencement, the Company also records a corresponding right-of-use asset, which is calculated based on the amount of the lease liability, adjusted for any advance lease payments made and initial direct costs incurred. Right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.

As of April 30, 2019, the Company was not a lessor in leasing arrangements or a party to any sublease arrangements.

Recent Accounting Guidance

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued a new accounting standard update on leases. Accounting Standards Codification (“ASC”) 842, Leases. The new lease standard (“ASC 842”) establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.

The Company adopted the new lease standard effective on February 1, 2019, and elected to apply practical expedients permitted under the transition guidance that allows the Company to use the beginning of the period of adoption (February 1, 2019) as the date of initial application. As a result, prior period comparative financial information was not recast under the new standard and continues to be presented under the prior lease accounting standards. Other practical expedients include the Company’s election to not separate non-lease components from lease components, and not reassess lease classification, treatment of initial direct costs, or whether an existing or expired contract contains a lease. The Company also elected to apply the short-term lease exception for all leases. Under the short-term lease exception, the Company will not recognize right-of-use assets or lease liabilities for leases that, at the commencement date, have a remaining lease term of 12 months or less.

The adoption of the new lease standard on February 1, 2019, resulted in the recognition of operating lease right-of-use assets of $27.3 million and operating lease liabilities of $28.9 million on the condensed consolidated balance sheet.  In connection with the adoption of this standard, deferred rent of $1.6 million, which was previously recorded in accrued and other current liabilities on the condensed consolidated balance sheet, was derecognized.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment, and clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual reporting periods beginning after January 1, 2020 and interim periods within those fiscal years. The Company early adopted this standard on February 1, 2019, and the adoption did not have an impact on the Company’s condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which provides the option to reclassify certain income tax effects related to the Tax Cuts and Jobs Act passed in December of 2017 between accumulated other comprehensive income and retained earnings and also requires additional disclosures.  ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  The Company adopted this standard on February 1, 2019, and the adoption did not have an impact on the Company’s condensed consolidated financial statements

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting (“ASU 2018-07”), with an intent to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees. The amendments in ASU 2018-07 provide for the simplification of the measurement of share-based payment transactions for acquiring goods and services from non-employees. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This standard expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, aligning the accounting for share-based payments to nonemployees and employees. ASU 2018-17 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods, and early adoption is permitted. The Company adopted this standard on February 1, 2019, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-use Software (subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The effective date is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption allowed. The Company early adopted the standard effective February 1, 2019, using the prospective approach, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-14, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this guidance remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. This guidance is effective for annual reporting periods ending after December 15, 2020, with early adoption permitted, and is required to be adopted retrospectively. The Company is currently evaluating the method of adoption and the related impact of ASU 2018-14 on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. Entities will apply the amendments using a modified retrospective approach. The Company is currently evaluating the method of adoption and the related impact of ASU 2016-13 on its consolidated financial statements.

Note 3. Business Combinations

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

Other assets include indemnification assets totaling approximately $1.1 million due to an assumed liability for which the seller is responsible. The Company will continue to collect information and reevaluate the estimates and assumptions and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Aquiire and is not expected to be deductible for income tax purposes.  The Company determined the fair values of intangible assets acquired and liabilities assumed with the assistance of third-party valuation consultants. Based on this valuation, the intangible assets acquired are (in thousands):

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

The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date and are not material to the Company’s condensed consolidated financial results. Pro forma results of operations for this acquisition have not been presented as the financial impact on the Company’s condensed consolidated financial statements would be immaterial.

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

The acquisition was accounted for as a business combination. The contingent stock consideration for each of three separate measurement periods may individually result in the delivery of a fixed number of shares and as a result it was classified as equity on the Company’s condensed consolidated balance sheet. The fair value of the contingent consideration as of the acquisition date was determined using the Monte Carlo simulation method. This estimate was based on level 3 inputs under the fair value measurement and disclosure guidance which are not observable in the market including estimated amount and timing of future revenues and discount rate. During the year ended January 31, 2019, the revenue performance target for the first measurement period ending October 31, 2019 has been fully met, and therefore the Company issued 291,602 shares of the Company’s common stock to the shareholders of DCR in the fourth quarter ending January 31, 2019.

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

There were no liabilities assumed by the Company for the DCR acquisition. The Company continues to collect information and reevaluate the estimates and assumptions and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of DCR and is expected to be deductible for income tax purposes. The Company determined the fair values of intangible assets acquired with the assistance of third-party valuation consultants. Based on this valuation, the intangible assets acquired are as follows (in thousands):

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

In conjunction with the acquisition of technology assets of DCR, the Company signed a license agreement with DCR pursuant to which the Company granted DCR a limited, non-sublicensable, non-transferable, and nonexclusive license right to use certain of the intellectual property that the Company acquired from DCR. The Company also signed a transition service agreement, pursuant to which DCR will provide administrative services to the Company during a transitional service period to support the continuing operation of the acquired business. In addition, the Company signed a three-year office lease agreement beginning from August 1, 2018 with an entity that is wholly owned by the shareholders of DCR. Refer to Note 14 “Related Parties” for additional disclosure on the agreements.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
April 30, 2019
Cash equivalents:(1)
Money market funds	$333,856	$—	$—	$—

January 31, 2019
Cash equivalents:(1)
Money market funds	$118,204	$—	$—	$118,204
U.S. agency obligations	—	6,986	—	6,986
Commercial paper	—	2,997	—	2,997
Marketable securities:
U.S. agency obligations	—	40,295	—	40,295
U.S. treasury securities	—	84,830	—	84,830
Corporate notes and bonds	—	29,326	—	29,326
Commercial paper	—	14,876	—	14,876
Asset backed securities	—	10,842	—	10,842

(1)	Included in cash and cash equivalents.

The Company carries Convertible Senior Notes (the “Convertible Notes”) at face value less unamortized discount and issuance costs on its condensed consolidated balance sheet and presents the fair value for required disclosure purposes only. As of April 30, 2019 and January 31, 2019, the fair value of the Convertible Notes was $532.8 million and $428.4 million, respectively. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on the quoted bid prices of the Convertible Notes on the last trading day of each reporting period.

Note 5. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	April 30,	January 31,
	2019	2019
Furniture and equipment	$4,459	$3,595
Software development costs	25,186	23,444
Leasehold improvements	1,679	1,255
Construction in progress	12	183
Total property and equipment	31,336	28,477
Less: accumulated depreciation and amortization	(18,924)	(17,928)
Property and equipment, net	$12,412	$10,549

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $339,000 and $196,000 for the three months ended April 30, 2019 and 2018, respectively.

Amortization expense related to software development costs was approximately $657,000 and $826,000 for the three months ended April 30, 2019 and 2018 , respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

Goodwill was approximately $209.6 million at April 30, 2019 and January 31, 2019.

Other Intangible Assets

The following table summarizes the other intangible asset balances (in thousands):

		As of
		April 30, 2019			January 31, 2019
	Weighted Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.60	$48,435	$(11,370)	37,065	$48,435	$(9,198)	$39,237
Customer relationships	4.20	18,894	(3,323)	15,571	18,894	(2,363)	16,531
Trademarks	0.60	345	(234)	111	345	(188)	157
Total other intangible assets		$67,674	$(14,927)	$52,747	$67,674	$(11,749)	$55,925

Amortization expense related to other intangible assets was approximately $3.2 million and $1.1 million for the three months ended April 30, 2019 and 2018, respectively.

As of April 30, 2019, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2020 (remaining nine months)	$9,449
2021	12,450
2022	12,026
2023	9,732
2024	7,316
Thereafter	1,774
Total	$52,747

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

Preferred Stock

As of April 30, 2019, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.

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

As of April 30, 2019, the Company had 7,853,221 shares of its common stock available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will automatically increase on the first day of each fiscal year during the term of the 2016 Plan by a number of shares equal to 5% of its outstanding shares of common stock on the last day of the prior fiscal year. The number and class of shares reserved under the Company’s 2016 Plan will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the three months ended April 30, 2019 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at January 31, 2019	6,850,928	$11.44	6.84	$517,353
Option grants	132,383	94.47	—	—
Options exercised	(856,295)	5.23	—	—
Options forfeited	(29,099)	8.66	—	—
Balance at April 30, 2019	6,097,917	14.13	6.78	$543,921
Exercisable at April 30, 2019	4,284,094	8.08	6.33	$408,051

The options exercisable as of April 30, 2019 include options that can be exercised prior to vesting. The aggregate intrinsic value of options vested and exercisable as of April 30, 2019 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of April 30, 2019. The aggregate intrinsic value of exercised options was $76.8 million and $32.1 million for the three months ended April 30, 2019 and 2018, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The weighted-average grant date fair value of options granted was $41.81 and $21.56 per share for the three months ended April 30, 2019 and 2018, respectively.

The total grant date fair value of options vested was $2.0 million for both of the three months ended April 30, 2019 and 2018.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity related to the Company’s RSUs:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Awarded and unvested at January 31, 2019	2,792,117	$42.62
Awards granted	1,092,288	$93.98
Awards vested	(227,923)	$36.39
Awards forfeited	(73,983)	$55.54
Awarded and unvested at April 30, 2019	3,582,499	$58.41

2016 Employee Stock Purchase Plan

The Board of Directors adopted the 2016 Employee Stock Purchase Plan (the “ESPP”) in September 2016 and it has been approved by the Company’s stockholders. The ESPP allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code.

As of April 30, 2019, the Company had 1,426,545 shares of its common stock available for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year during the term of the ESPP by a number of shares equal to the least of (i) 1% of its outstanding shares of common stock on the last day of the prior fiscal year, (ii) 1,250,000 shares or (iii) a lesser number of shares determined by the Board of Directors. The number and class of shares reserved under the ESPP will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

Each offering period will last a number of months determined by the administrator, up to a maximum of 27 months. The initial offering period began on the effective date of the Company’s initial public offering, October 5, 2016, and ended on September 15, 2018, and new 24 month offering periods will begin on each March 16 and September 16 thereafter. Currently, each offering period consists of four consecutive purchase periods, of approximately six months duration, at the end of which payroll contributions are used to purchase shares of the Company’s common stock. Participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation. Participants may withdraw from the ESPP and receive a refund of their accumulated payroll contributions at any time prior to a purchase date. Unless changed by the administrator, the purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first day of the applicable offering period (or, in the case of the initial offering period, the price at which one share of common stock is offered to the public in its initial public offering) or the fair market value per share on the applicable purchase date.

As of April 30, 2019, 1,055,599 shares of common stock were purchased under the 2016 ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2016 ESPP. As of April 30, 2019, total unrecognized compensation cost related to the 2016 ESPP was $7.0 million which will be amortized over a weighted-average period of approximately 1.5 years.

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

As of April 30, 2019, all performance-based milestones of the 2016 CEO Grant were achieved, resulting in 351,414 shares being vested and exercisable. As of April 30, 2019, the performance-based milestone was not achieved on the 2018 CEO Grant, resulting in no shares being vested and exercisable. Stock-based compensation expense recognized for market-based awards was approximately $410,000 and $642,000  for the three months ended April 30, 2019 and 2018, respectively.

Stock-based Compensation

The Company’s total stock-based compensation expense as of the dates indicated was as follows (in thousands):

	Three Months Ended
	April 30,
	2019	2018
Cost of revenue:
Subscription services	$1,388	$831
Professional services and other	1,445	946
Research and development	4,048	2,547
Sales and marketing	4,839	2,970
General and administrative	5,125	4,018
Total	$16,845	$11,312

Stock-based compensation capitalized in capitalized software development costs was approximately $1.2 million and $349,000 at April 30, 2019 and 2018, respectively.

As of April 30, 2019, there was approximately $19.0 million of total unrecognized compensation cost related to unvested stock options granted to employees and non-employee service providers under the Company’s 2006 Stock Plan and 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately two years.

As of April 30, 2019, there was approximately $197.4 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately three years.

The fair values of the Company’s stock options granted during the three months ended April 30, 2019 and 2018 were estimated using the following assumptions:

	Three Months Ended
	April 30,
	2019	2018
Employee Stock Options:
Expected term (in years)	6.0	6.0
Volatility	42.7%	42.2%
Risk-free interest rate	2.4%	2.8%
Dividend yield	—	—
Employee Stock Purchase Plan:
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	45.5% - 65.91%	31.1% - 34.1%
Risk-free interest rate	2.4% - 2.5%	2.0% - 2.3%
Dividend yield	—	—
Market-based Award
Expected term (in years)	—	7.1
Volatility	—	43.7%
Risk-free interest rate	—	2.8%
Dividend yield	—	—

These assumptions and estimates are as follows:

•	Fair Value of Common Stock. The Company used the publicly quoted price as reported on the Nasdaq Global Select Market as the fair value of its common stock.
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
•

Expected Volatility. Prior to the first quarter of fiscal year 2020, the Company used the historic volatility of publicly traded peer companies as an estimate for expected volatility to determine the fair value of stock options and the shares granted under the ESPP. In considering peer companies, characteristics such as industry, stage of development, size and financial leverage were considered. Beginning from the first quarter of fiscal year 2020, the Company began to use its own sufficient historical trading prices to calculate the expected volatility in determining the fair value of the shares granted under the ESPP. In addition, beginning from the first quarter of fiscal year 2020, the Company began using its own historical volatility in combination with publicly traded peers’ volatility to determine the expected volatility.

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

Holders may convert their Convertible Notes, at their option, prior to the close of business on the business day immediately preceding October 15, 2022, in multiples of $1,000 principal amount, only under the following circumstances:

•

during any fiscal quarter commencing after the fiscal quarter ending on April 30, 2018 (and only during such fiscal quarter), if the last reported sale price of its common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

If the Company undergoes a fundamental change, as described in the Indenture, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their Convertible Notes. The fundamental change repurchase price is equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date. If holders elect to convert their Convertible Notes in connection with a make-whole fundamental change or during a redemption period, as described in the Indenture, the Company will, to the extent provided in the Indenture, increase the conversion rate applicable to the Convertible Notes.

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

The Indenture contains customary events of default with respect to the Convertible Notes and provides that upon certain events of default occurring and continuing, the Trustee may, and the Trustee at the request of holders of at least 25% in principal amount of the Convertible Notes shall declare all principal and accrued and unpaid interest, if any, of the Convertible Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company, all of the principal of and accrued and unpaid interest on the Convertible Notes will automatically become due and payable.

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

The Convertible Notes consisted of the following (in thousands):

	April 30, 2019	January 31, 2019
Liability:
Principal	$230,000	$230,000
Less: debt discount, net of amortization	(52,424)	(55,385)
Net carrying amount	$177,576	$174,615
Equity	$60,470	$60,470

As of April 30 and January 31, 2019, the debt discount on the Convertible Notes will be amortized over the remaining period of approximately 3.7 years and 4.0 years, respectively.

For more than twenty trading days during the thirty consecutive trading days ended April 30, 2019, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the Convertible Notes. As a result, the Convertible Notes were convertible at the option of the holders and remained classified as current liabilities on the condensed consolidated balance sheet as of April 30, 2019. As of the date of this filing, none of the holders of the Convertible Notes have submitted requests for conversion.

The following table sets forth interest expense recognized related to the Convertible Notes for the three months ended April 30, 2019 (dollars in thousands):

	Three Months Ended April 30,
	2019	2018
Contractual interest expense	$212	$249
Amortization of debt issuance costs	223	207
Amortization of debt discount	2,737	2,541
Total	$3,172	$2,997

The effective interest rates of the liability component of the Convertible Notes is 7.66%. As of April 30, 2019 and January 31, 2019, the if-converted value of the Company’s Convertible Notes exceeded the principal amount by $304.0 million and $219.4 million, respectively.

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

The cost of the capped call is not expected to be tax deductible as the Company did not elect to integrate the capped call into the Convertible Notes for tax purposes. The cost of the capped call was recorded as a reduction of the Company’s additional paid-in capital in the accompanying condensed consolidated financial statements.

Note 9. Commitments and Contingencies

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates through April 2024. For the three months ended April 30, 2019, operating lease right-of-use asset costs and short term leases costs were approximately $1.8 million and $400,000, respectively. Variable lease costs were immaterial for the three months ended April 30, 2019. Total lease expenses recognized prior to our adoption of ASC 842 was $1.8 million for the three months ended April 30, 2018. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments or the lease right-of-use asset/lease liability.

For the three months ended April 30, 2019, cash paid for operating lease liabilities was approximately $1.7 million. As of April 30, 2019, the weighted-average remaining lease term was 4.6 years, and the weighted-average discount rate was 6.5%.

Additionally, the Company has current contractual purchase obligations for hosting services that support business operations. As of April 30, 2019, the remaining maturities of operating lease liabilities and future purchase obligations are as follows (in thousands):

Year Ending January 31,	Operating Lease Obligations	Future Purchase Obligations of Hosting Services
2020 (remaining nine months)	$5,379	$6,072
2021	7,147	12,000
2022	6,994	—
2023	6,365	—
2024	5,563	—
Thereafter	1,308	—
Total payments	32,756	$18,072
Less imputed interest	(4,203)
Total	$28,553

Additionally, there was approximately $1.8 million future minimum payments for non-cancelable operating leases which have not yet commenced as of April 30, 2019. These leases will commence subsequent to April 30, 2019 with lease terms greater than one year to five years.

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

Warranties and Indemnifications

The Company’s cloud-based software platform and applications are typically warranted against material decreases in functionality and to perform in a manner consistent with general industry standards and in accordance with the Company’s online documentation under normal use and circumstances.

The Company includes service level commitments to its customers, typically regarding certain levels of uptime reliability and performance and if the Company fails to meet those levels, customers can receive credits and in some cases, terminate their relationship with the Company. To date, the Company has not incurred any material costs as a result of such commitments.

The Company generally agrees to defend and indemnify its customers against legal claims that the Company’s platform infringes certain patents, copyrights or other intellectual property rights of third parties. To date, the Company has not been required to make any payment resulting from such infringement claims and has not recorded any related liabilities. In addition, the Company has indemnification agreements with its directors and certain of its officers that require the Company to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs, and not accrued any liabilities in its consolidated financial statements, as a result of these obligations.

Note 10. Income Taxes

The Company is subject to federal and various state income taxes in the United States as well as income taxes in foreign jurisdictions in which it conducts business. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely.

The Company recorded a tax provision of approximately $410,000 and $490,000 for the three months ended April 30, 2019 and 2018, respectively, representing effective tax rates of (2.04)% and (3.27)%, respectively.

The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate in all periods presented is primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets and foreign expense on the Company’s profitable jurisdictions.

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

Note 11. Net Loss per Share

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

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended
	April 30,
	2019	2018
Numerator:
Net loss attributable to common stockholders	$(20,468)	$(15,454)
Denominator:
Weighted-average common shares outstanding	60,785	55,873
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.28)

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

	As of April 30,
	2019	2018
Options to purchase common stock	6,097,917	8,993,000
RSUs	3,582,499	3,178,573
Unvested common shares subject to repurchase	161,651	410,839
Shares committed under the ESPP	30,913	74,602
Contingent stock consideration for DCR acquisition	377,138	—
Holdback shares for Aquiire acquisition	37,570	—
Total	10,287,688	12,657,014

Additionally, approximately 5.2 million shares underlying the conversion option in the Convertible Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. This number of shares is subject to adjustment up to approximately 6.8 million shares if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the three months ended April 30, 2019, the average market price of the Company’s common stock exceeded the conversion price of the Convertible Notes of $44.51 per share.

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

Note 13. Significant Customers and Geographic Information

No customer balance comprised 10% or more of total accounts receivable at April 30, 2019 or January 31, 2019.

During the three months ended April 30, 2019 and 2018, revenues by geographic area, based on billing addresses of the customers, were as follows (in thousands):

	Three Months Ended
	April 30,
	2019	2018
United States	$50,780	$34,475
Foreign countries	30,564	21,877
Total revenues	$81,344	$56,352

No single foreign country represented more than 10% of the Company’s revenues in any period. Additionally, no single customer represented more than 10% of the Company’s revenues in any period.

Note 14. Related Parties

One of the Company’s customers, T. Rowe Associates, Inc., is also an investment adviser of certain of the Company’s stockholders. The Company recognized subscription revenue from this customer of approximately $136,000 and $153,000 for the three months ended April 30, 2019 and 2018, respectively. The Company had no outstanding receivables from this customer as of April 30, 2019 or January 31, 2019.

As disclosed in Note 3, “Business Combinations” in conjunction with the acquisition of the technology assets of DCR on August 1, 2018, the Company signed a license agreement and a transition service agreement with DCR. For the three months ended April 30, 2019, the Company recognized $536,000 of revenue for the license agreement, and recorded $347,000 for expenses which primarily include compensation for employees and contractors that DCR had paid on behalf of the Company during the transitional period. In addition, the Company recorded approximately $60,000 in rent expenses related to a lease agreement with one entity owned by shareholders of DCR. As of April 30, 2019, outstanding payables due to DCR were approximately $500,000. There were no outstanding receivables due from DCR related to the license agreement.

Note 15. Subsequent Event

On May 6, 2019, the Company completed the acquisition of Exari Group, Inc. (“Exari”) for consideration of approximately $215 million in cash. The purchase consideration is subject to customary upward or downward adjustments for Exari’s working capital and other matters for up to 90 days following the transaction closing date. The acquisition extends the Company’s contract management solution with advanced contract lifecycle management capabilities to enable companies to comprehensively manage the entire contract lifecycle and operationalize their contracts against spend transactions.

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

Our platform provides greater visibility into and control over how companies spend money. Using our platform, businesses are able to achieve real, measurable value and savings that drive their profitability; we call this “Value as a Service.” We refer to the process companies use to purchase goods and services as business spend management and to the money that they manage with this process as spend under management. We offer a comprehensive, cloud-based BSM platform that is tightly integrated and delivers a broad range of capabilities that would otherwise require the purchase and use of multiple disparate point applications. The core of our platform consists of procurement, invoicing and expense management modules that form our transactional engine and capture a company’s spend. In addition, our platform offers supporting modules to help companies further manage their spend, including strategic sourcing, spend analysis, contract management, supplier management, contingent workforce, inventory management, and our newly released CoupaPay module. We also offer a purchasing program, Coupa Advantage, that leverages the collective buying power of Coupa customers, and we provide benchmarking and insights to customers on our BSM platform through a solution we refer to as Community Intelligence. Moreover, through our Coupa Open Business Network, suppliers of all sizes can easily interact with buyers electronically, thus significantly reducing paper, improving operating efficiencies and reducing costs.

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

We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the three months ended April 30, 2019 and 2018, respectively.

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

We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and modules to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa, Latin America and Asia-Pacific, including Japan. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted  38% and 39% for the three months ended April 30, 2019 and 2018, respectively. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.

Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. While we are gaining additional experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in any or all of the international markets we enter.

On May 6, 2019, we acquired Exari Group, Inc. (“Exari”) for consideration of approximately $215 million in cash. The purchase consideration is subject to customary upward or downward adjustments for Exari’s working capital and other matters for up to 90 days following the transaction closing date. The acquisition extends our contract management solution with advanced contract lifecycle management capabilities to enable companies to comprehensively manage the entire contract lifecycle and operationalize their contracts against spend transactions.

Our Business Model

Our business model focuses on maximizing the lifetime value of a customer relationship, and we continue to make significant investments in order to grow our customer base. Due to our subscription model, we recognize subscription revenues ratably over the term of the subscription period. As a result, the profitability of a customer to our business in any particular period depends in part upon how long a customer has been a subscriber on our platform. In general, the associated upfront costs with respect to new customers are higher in the first year than the aggregate revenues we recognize from those new customers in the first year. We believe that, over time, as our customer base grows and a relatively higher percentage of our subscription revenues are attributable to renewals versus new customers or upsells to existing customers, associated sales and marketing expenses and other allocated upfront costs as a percentage of revenues will decrease, subject to investments we plan to make in our business. Over the lifetime of the customer relationship, we also incur sales and marketing costs to manage the account, renew or upsell the customer to more modules and more users. However, these costs are significantly less than the costs initially incurred to acquire the customer. We calculate the lifetime value of our customers and associated customer acquisition costs for a particular year by comparing (i) gross profit from net new subscription revenues for the year multiplied by the inverse of the estimated subscription renewal rate to (ii) total sales and marketing expense incurred in the preceding year. On this basis, we estimate that for each of fiscal 2019, 2018, and 2017, the calculated lifetime value of our customers has exceeded six times the associated cost of acquiring them.

Key Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of April 30,
	2019	2018
Cumulative spend under management (in billions)	$1,197.5	$746.9
Deferred revenue (in millions)	$176.3	$121.9

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

Deferred Revenue

Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenues as of the end of a reporting period. We generally sign multiple year subscription contracts for our platform and invoice an initial amount at contract signing followed by subsequent annual invoices. The majority of our deferred revenue balance consists of subscription revenues that are recognized ratably over the contractual period. Our deferred revenue does not include future non-cancellable amounts to be invoiced under our arrangements. These amounts are disclosed as remaining performance obligations as of April 30, 2019, which includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of April 30, 2019, approximately $497.4 million of revenue is expected to be recognized in future periods from remaining performance obligations, a majority of which is related to multi-year subscription arrangements.

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

Professional services revenues consist primarily of fees associated with the implementation and configuration of our subscription service. Professional services are generally sold on a time-and-materials or fixed-fee basis. Revenue for both time-and-material and fixed-fee arrangements are recognized over-time as the services are performed. We have the ability to reasonably measure progress towards completion of the professional services arrangements. For fixed-fee arrangements, we recognize revenue on the basis of performed hours relative to the total estimated hours to complete satisfaction of the professional service arrangement.

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

Cost of Revenues

Subscription Services

Cost of subscription services consists primarily of expenses related to hosting our service and providing customer support. Significant expenses are comprised of data center capacity costs; personnel and related costs directly associated with our cloud infrastructure and customer support, including salaries, benefits, bonuses and stock-based compensation; allocated overhead; amortization of acquired developed technology and capitalized software development costs.

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

Professional services associated with the implementation and configuration of our subscription platform are performed directly by our services team, as well as by contracted third-party vendors. In cases in which third-party vendors invoice us for services performed for our customers, those fees are accrued over the requisite service period.

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

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income earned on our investments in marketable securities and cash and cash equivalents, in addition to the effects of exchange rates on our foreign currency-denominated asset and liability balances. All translation adjustments are recorded as foreign currency gains (losses) in the condensed consolidated statements of operations.

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

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended
	April 30,
	2019	2018
	(in thousands)
Revenues:
Subscription services	$72,957	$49,966
Professional services and other	8,387	6,386
Total revenues	81,344	56,352
Cost of revenues:
Subscription services	17,403	11,174
Professional services and other	9,926	6,951
Total cost of revenues	27,329	18,125
Gross profit	54,015	38,227
Operating expenses:
Research and development	21,014	13,201
Sales and marketing	33,610	24,660
General and administrative	17,198	12,435
Total operating expenses	71,822	50,296
Loss from operations	(17,807)	(12,069)
Interest expense	(3,175)	(2,973)
Interest income and other, net	924	78
Loss before provision for income taxes	(20,058)	(14,964)
Provision for income taxes	410	490
Net loss	$(20,468)	$(15,454)

	Three Months Ended
	April 30,
	2019	2018
Revenues:
Subscription services	90%	89%
Professional services and other	10	11
Total revenues	100	100
Cost of revenues:
Subscription services	21	20
Professional services and other	12	12
Total cost of revenues	33	32
Gross profit	67	68
Operating expenses:
Research and development	26	23
Sales and marketing	41	44
General and administrative	21	22
Total operating expenses	88	89
Loss from operations	(21)	(21)
Interest expense	(4)	(5)
Interest income and other, net	1	—
Loss before provision for income taxes	(24)	(26)
Provision for income taxes	1	1
Net loss	(25)%	(27)%

Three Months Ended April 30, 2019 and April 30, 2018

Revenues

	Three Months Ended
	April 30,
	2019	2018	% Change
	(in thousands)
Subscription services	$72,957	$49,966	46%
Professional services and other	8,387	6,386	31%
Total revenues	$81,344	$56,352	44%

Total revenues were $81.3 million for the three months ended April 30, 2019 compared to $56.4 million for the three months ended April 30, 2018, an increase of $24.9 million, or 44%. Subscription services revenues were $73.0 million, or 90% of total revenues, for the three months ended April 30, 2019, compared to $50.0 million, or 89% of total revenues, for the three months ended April 30, 2018. This increase in absolute dollars was primarily due to the acquisition of new customers and the sale of additional modules and users to existing customers, and to a lesser extent, new revenues generated by the acquisitions completed during the fiscal year ended January 31, 2019. Professional services revenues were $8.4 million for the three months ended April 30, 2019 compared to $6.4 million for the three months ended April 30, 2018. The increase of $2.0 million, or 31%, was primarily due to increased implementation and training services and to a lesser extent revenue generated from acquisitions completed during the fiscal year ended January 31, 2019.

Cost of Revenues

	Three Months Ended
	April 30,
	2019	2018	% Change
	(in thousands)
Subscription services	$17,403	$11,174	56%
Professional services and other	9,926	6,951	43%
Total cost of revenues	$27,329	$18,125	51%

Cost of subscription services was $17.4 million for the three months ended April 30, 2019 compared to $11.2 million for the three months ended April 30, 2018, an increase of $6.2 million, or 56%. The increase in cost of subscription services was primarily due to increases of $2.5 million in hosting fees to accommodate our increased customer footprint, an increase of $1.9 million in employee compensation costs due to higher headcount and stock-based compensation costs, an increase of $1.4 million in amortization of intangible assets due to acquisitions in fiscal year 2019 and $0.4 million in other costs driven by our overall growth. We expect cost of subscription services will continue to increase in fiscal 2020 in absolute dollars due to our continuous investment in our core platform.

Cost of professional services was $9.9 million for the three months ended April 30, 2019 compared to $7.0 million for the three months ended April 30, 2018, an increase of $2.9 million, or 43%. The increase in cost of professional services was primarily due to an increase of $2.0 million in employee compensation costs due to higher headcount and stock-based compensation costs, an increase of $0.5 million in professional and outside services primarily related to new customers implementation, and an increase of $0.4 million in other costs driven by our overall growth. We expect cost of professional services will continue to increase in fiscal 2020 in absolute dollars due to the increase of our implementation service activity costs.

Gross Profit

	Three Months Ended
	April 30,
	2019	2018	% Change
	(in thousands)
Gross profit	$54,015	$38,227	41%

Gross profit was $54.0 million for the three months ended April 30, 2019, compared to $38.2 million for the three months ended April 30, 2018, an increase of $15.8 million, or 41%. The increase in gross profit was primarily due to the acquisition of new customers, and the sale of new additional users or modules to existing customers, in addition and to a lesser extent, new revenues generated by the acquisitions completed during the year ended January 31, 2019. Gross margin percentage, defined as gross profit divided by total revenues, was 66% for the three months ended April 30, 2019, compared to 68% for the three months ended April 30, 2018.

Operating Expenses

Research and Development

	Three Months Ended
	April 30,
	2019	2018	% Change
	(in thousands)
Research and development	$21,014	$13,201	59%

Research and development expenses were $21.0 million for the three months ended April 30, 2019 compared to $13.2 million for the three months ended April 30, 2018, an increase of $7.8 million, or 59%. The increase was primarily due to an increase of $6.2 million in employee compensation costs due to higher headcount and stock-based compensation costs, and an increase of $1.6 million related to allocated facilities, travel and other costs driven by our overall growth. We expect research and development expenses will continue to increase in fiscal 2020 in absolute dollars as we continue to invest in research and development activities.

Sales and Marketing

	Three Months Ended
	April 30,
	2019	2018	% Change
	(in thousands)
Sales and marketing	$33,610	$24,660	36%

Sales and marketing expenses were $33.6 million for the three months ended April 30, 2019 compared to $24.7 million for the three months ended April 30, 2018, an increase of $8.9 million, or 36%. The increase was primarily due to an increase of $6.6 million in employee compensation costs largely due to higher headcount and stock-based compensation costs, an increase of $1.6 million related to allocated facilities, travel and other costs driven by our overall growth, and an increase of $0.7 million in amortization of customer relationship intangible assets. We expect sales and marketing expenses will increase in absolute dollars next quarter due to costs associated with our US based annual INSPIRE user conference and will increase in fiscal 2020 due to the continuing expansion of our global sales and marketing activities.

General and Administrative

	Three Months Ended
	April 30,
	2019	2018	% Change
	(in thousands)
General and administrative	$17,198	$12,435	38%

General and administrative expenses were $17.2 million for the three months ended April 30, 2019 compared to $12.4 million for the three months ended April 30, 2018, an increase of $4.8 million, or 38%. The increase was primarily due to $3.1 million in employee compensation costs largely due to higher headcount and stock-based compensation costs, an increase of $1.1 million in professional and outside service costs related to acquisition cost for the acquisition of Exari Group, Inc. (“Exari”) which was completed on May 6, 2019, and an increase of $0.6 million related to allocated facilities and other costs driven by our overall growth.  We expect general and administrative expenses will continue to increase in fiscal 2020 in absolute dollars due to the growth of our company.

Interest Expense

	Three Months Ended
	April 30,
	2019	2018	% Change
	(in thousands)
Interest expense	$3,175	$2,973	7%

Interest expense was $3.2 million for the three months ended April 30, 2019 compared to $3.0 million for the three months ended April 30, 2018. The interest expenses are related to the amortization of the debt discount, issuance costs, and contractual interest expense on our convertible senior notes issued in January 2018.

Interest Income and Other, Net

	Three Months Ended
	April 30,
	2019	2018	% Change
	(in thousands)
Interest income and other, net	$924	$78	NM

Interest income and other, net was $0.9 million for the three months ended April 30, 2019 compared to $0.1 million for the three months ended April 30, 2018. The increase in interest income and other, net was due to a $0.8 million increase in interest income earned from our greater investment in marketable securities and money market funds, and a decrease of $0.1 million in foreign currency exchange loss.

Provision for Income Taxes

	Three Months Ended
	April 30,
	2019	2018	% Change
	(in thousands)
Provision for income taxes	$410	$490	(16%)

The provision for income taxes was $0.4 million for the three months ended April 30, 2019 compared to an income tax provision for income taxes of $0.5 million for income taxes for the three months ended April 30, 2018. The $0.1 million decrease primarily relates to lower provision for income taxes related to foreign taxes.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and cash generated from operations. As of April 30, 2019, our cash and cash equivalents totaled $346.4 million. We had outstanding debt in the form of convertible senior notes with a $230.0 million principal amount as of April 30, 2019.  For more than twenty trading days during the thirty consecutive trading days ended April 30, 2019, the last reported sale price of our common stock exceeded 130% of the conversion price of the convertible senior notes. As a result, the convertible senior notes were convertible at the option of the holders and the $177.6 million carrying amount of the convertible senior notes was classified as a short-term liability. We have the ability to settle the convertible notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election.

In conjunction with the issuance of the convertible senior notes, we entered into a capped call transaction that reduces our exposure to additional cash payments above the $230.0 million principal balance in the event of a cash conversion of the senior convertible notes. We may owe additional cash to the note holders upon early conversion if our stock price exceeds $63.821 per share. Although our incremental exposure to the additional cash payment above the principal amount of the senior convertible notes is reduced by the capped call, conversion of the notes by noteholders may cause dilution to the ownership interests of existing stockholders. Our cash equivalents are comprised primarily of money market funds and bank deposits.

In May 2019, we paid approximately $215.0 million in cash consideration to complete the acquisition of Exari. Considering the cash balance after payment of the purchase consideration for Exari and continuous positive cash flows generated from operating activities, we believe our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months.

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

Operating Activities

For the quarter ended April 30, 2019, cash provided by operating activities was $18.8 million, compared to $12.6 million for the quarter ended April 30, 2018. This increase was driven by growth in customer billings and collections on accounts receivable, partially offset by increased payments for operating expenses, which were higher compared to the previous year due to increased headcount and overall growth.

Cash provided by operating activities of $12.6 million for the three months ended April 30, 2018 was due to a net loss of $15.5 million, offset by stock-based compensation of $11.3 million, depreciation and amortization, including deferred commissions, of $3.2 million, and amortization of debt discount and issuance costs of $2.8 million. The net change in operating assets and liabilities was favorable primarily due to a $14.3 million decrease in accounts receivable from the collection of customer payments, in addition to other operating activities generating a cash inflow of $4.5 million, partially offset by an unfavorable variance due to the decrease of $4.4 million in deferred revenue, an increase of $1.9 million in capitalized deferred commissions and $1.7 million in prepaid expenses and other current assets.

Investing Activities

Cash provided by investing activities for the three months ended April 30, 2019 of $176.7 million was primarily related to the sale of $199.3 million marketable securities during the quarter, $44.8 million from maturities of marketable securities, offset by purchases of marketable securities of $64.8 million and purchase of property and equipment of $2.6 million.

Cash used in investing activities for the three months ended April 30, 2018 of $2.3 million was primarily related to the payment of a holdback amount of $1.2 million in connection with a previous business acquisition, and $1.1 million for purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the three months ended April 30, 2019 of $9.7 million was primarily due to $4.3 million in proceeds from the exercise of stock options and $5.4 million from the proceeds received for common stock issued under the ESPP plan during the quarter.

Cash provided by financing activities for the three months ended April 30, 2018 of $6.8 million was primarily due to $3.3 million in proceeds from the exercise of stock options and $4.1 million from the proceeds received for common stock issued under the ESPP plan, offset by the payment of $0.6 million in issuance costs related to the issuance of our convertible notes in January 2018.

Off-Balance Sheet Arrangements

Through April 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

Our principal commitments and contractual obligations consist of our senior notes due in 2023, obligations under operating leases for office facilities and contractual purchase obligations for hosting services that support our business operations. The following table summarizes our non-cancelable contractual obligations as of April 30, 2019:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Convertible senior notes (1)	$230,000	$—	$—	$230,000	$—
Aggregate interest obligations (1)(2)	3,451	863	1,725	863	—
Operating lease obligations	34,917	8,136	14,909	11,872	—
Purchase obligations	18,072	6,072	12,000	—	—
Total contractual obligations	$286,440	$15,071	$28,634	$242,735	$—
(1)

The conversion period for the Convertible Notes was open as of April 30, 2019, and as such the net carrying value of the Convertible Notes is included within current liabilities on our condensed Consolidated Balance Sheet. The principal balances of the Convertible Notes are reflected in the payment period in the table above based on the contractual maturity assuming no conversion.

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

With the exception of changes described within Note 2, “Significant Accounting Policies” due to the adoption of ASU No. 2016-02, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended January 31, 2019.

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

	Three Months Ended
	April 30,
	2019	2018
Non-GAAP operating profit	$2,216	$317
Non-GAAP net profit (loss)	$2,145	$(537)
Free cash flows	$16,139	$11,512

We define non‑GAAP operating profit (loss) as loss from operations before stock‑based compensation and amortization of acquired intangible assets. We define non‑GAAP net profit (loss) as net loss before stock‑based compensation and amortization of acquired intangible assets, amortization of debt discount and issuance costs, and related tax effects. We define free cash flows as operating cash flows less purchases of property and equipment.

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

We compensate for these limitations by providing investors and other users of our financial information a reconciliation of non‑GAAP operating profit (loss) to loss from operations, non-GAAP net profit (loss) to net loss, and free cash flows to operating cash flows. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non‑GAAP operating profit (loss), non-GAAP net profit (loss), and free cash flows in conjunction with loss from operations, net loss, and the consolidated statements of cash flows. The following tables provide a reconciliation of loss from operations to non‑GAAP operating profit (loss), from net loss to non-GAAP net profit (loss), and from net cash provided by operating activities to free cash flows (in thousands):

	Three Months Ended
	April 30,
	2019	2018
Loss from operations	$(17,807)	$(12,069)
Stock-based compensation	16,845	11,312
Amortization of acquired intangible assets	3,178	1,074
Non-GAAP operating profit	$2,216	$317

	Three Months Ended
	April 30,
	2019	2018
Net loss	$(20,468)	$(15,454)
Stock-based compensation	16,845	11,312
Amortization of acquired intangible assets	3,178	1,074
Amortization of debt discount and issuance costs	2,960	2,748
Income tax effects and adjustments	(370)	(217)
Non-GAAP net profit (loss)	$2,145	$(537)

	Three Months Ended
	April 30,
	2019	2018
Net cash provided by operating activities	$18,793	$12,636
Less: purchases of property and equipment	(2,654)	(1,124)
Free cash flows	$16,139	$11,512

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British Pound Sterling. Due to the relative size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We performed a sensitivity analysis as of April 30, 2019 and January 31, 2019, and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate $2.7 million and $3.3 million impact on our net losses, respectively. We expect our international operations to continue to grow in the near term and we are continually monitoring the foreign currency exposure to determine when we should begin a hedging program. The majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.

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

Our exposure to interest rate risk also is related to our interest-bearing assets, primarily our cash and cash equivalents. Fluctuations in interest rates impact the yield of the investment. A hypothetical 100 basis points increase in interest rates would have impacted interest income by $600,000 and $1.0 million for the three months ended April 30, 2019 and 2018, respectively.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

We have in the past acquired and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, we acquired Exari Group, Inc. in May 2019, acquired Hiperos LLC in December 2018, acquired Vinimaya, Inc. (d/b/a Aquiire) in October 2018 and acquired certain assets from DCR Workforce in August 2018. Acquisitions may disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business.

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

In addition, California enacted the California Consumer Privacy Act of 2018 which takes effect on January 1, 2020, and which will broadly define personal information, give California residents expanded privacy rights and protections and provide for civil penalties for violations. The effects of this legislation are potentially far-reaching and may require us to modify our data management practices and to incur substantial expense in an effort to comply.

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

We have incurred significant losses in each period since our inception in 2006. We incurred net losses of $55.5 million, $43.8 million, and $37.6 million in the fiscal years ended January 31, 2019, 2018, and 2017, respectively, and we incurred net losses of $20.5 million in the three months ended April 30, 2019. We had an accumulated deficit of $275.3 million at April 30, 2019. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses because costs associated with acquiring customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for longer or shorter periods). If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis. You should not consider our recent growth in revenues as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a midterm or long-term basis.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 38%, 35%, and 32% of our total revenues for the fiscal years ended January 31, 2019, 2018, and 2017, respectively, and constituted 38% for the three months ended April 30, 2019. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. While we are gaining additional experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to continue to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results for periods prior and subsequent to such change. We may adopt new accounting standards retrospectively to prior periods and the adoption may result in an adverse change to previously reported results. Additionally, the adoption of these standards may potentially require enhancements or changes in our systems and will require significant time and cost on behalf of our financial management.

The prescribed periods of adoption of these standards and other pending changes in accounting principles generally accepted in the United States, are further discussed in Note 2 “Significant Accounting Policies—New Accounting Pronouncements Not Yet Adopted” in the notes to our condensed consolidated financial statements.

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

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 8 of notes to our condensed consolidated financial statements, the conditional conversion feature was triggered as of April 30, 2019, and the Convertible Notes are currently convertible at the option of the holders as of April 30, 2019 through July 31, 2019.

In addition, even if holders of Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. As disclosed in Note 8 of notes to our condensed consolidated financial statements, because the conditional conversion feature was triggered as of January 31, 2019, the Convertible Notes have remained classified as current liabilities on the condensed consolidated balance sheet as of January 31, 2019.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Notes.

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

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes and could also impact the trading price of the Convertible Notes. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock has ranged from $22.50 to $104.92 through April 30, 2019. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	the overall performance of the equity markets;
•	our operating performance and the performance of other similar companies;

•

changes in our projected or target operating results and key metrics that we provide to the public, as well as those published by research analysts that follow our stock, our failure to meet or exceed these projections or targets or changes in recommendations by securities analysts;

•

changes in our financial, operating or other metrics, regardless of whether we consider those metrics as reflective of the current state or long-term prospects of our business, and how those results compare to securities analyst expectations, including whether those results fail to meet, exceed, or significantly exceed securities analyst expectations;

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us, the trading price for our common stock and the trading price of the Convertible Notes will be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business or if our results fall short of the projected results published by one or more research analyst, our common stock price and the trading price of the Convertible Notes will likely decline. If one or more of these analysts ceases coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume, and the trading price of the Convertible Notes, to decline.

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

Our Restated Certificate provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our Restated Certificate or our Restated Bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions. For the avoidance of doubt, these choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

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

Coupa Software Incorporated

Date: June 4, 2019	By:	/s/ Robert Bernshteyn
Robert Bernshteyn
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: June 4, 2019	By:	/s/ Todd Ford
Todd Ford
Chief Financial Officer (Principal Financial Officer)