Form 10-Q
period 2019-07-31
Coupa Software Inc
filed 2019-09-05
CIK 1385867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

As of August 30, 2019, the Registrant had 62,842,697 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	July 31,	January 31,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$613,906	$141,250
Marketable securities	194,304	180,169
Accounts receivable, net of allowances	83,949	95,274
Prepaid expenses and other current assets	19,738	10,343
Deferred commissions, current portion	9,101	7,324
Total current assets	920,998	434,360
Property and equipment, net	15,021	10,549
Deferred commissions, net of current portion	22,757	18,904
Goodwill	372,272	209,560
Intangible assets, net	103,388	55,925
Operating lease right-of-use assets	28,477	—
Other assets	14,159	10,766
Total assets	$1,477,072	$740,064
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,903	$5,485
Accrued expenses and other current liabilities	55,239	41,792
Deferred revenue, current portion	186,493	179,967
Operating lease liabilities, current portion	6,613	—
Current portion of convertible senior notes, net (Note 9)	180,696	174,615
Total current liabilities	431,944	401,859
Convertible senior notes, net (Note 9)	544,107	—
Deferred revenue, net of current portion	2,426	2,620
Operating lease liabilities, net of current portion	23,617	—
Other liabilities	20,906	22,304
Total liabilities	1,023,000	426,783
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at July 31, 2019 and January 31, 2019; zero shares issued and outstanding at July 31, 2019 and January 31, 2019	—	—
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at July 31, 2019 and January 31, 2019; 62,727,158 and 60,455,381 shares issued and outstanding at July 31, 2019 and January 31, 2019, respectively	7	6
Additional paid-in capital	750,617	567,797
Accumulated other comprehensive income (loss)	(1,233)	335
Accumulated deficit	(295,319)	(254,857)
Total stockholders’ equity	454,072	313,281
Total liabilities and stockholders’ equity	$1,477,072	$740,064

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Revenues:
Subscription	$83,482	$55,374	$156,439	$105,340
Professional services and other	11,657	6,277	20,044	12,663
Total revenues	95,139	61,651	176,483	118,003
Cost of revenues:
Subscription	22,062	11,773	39,465	22,947
Professional services and other	12,428	6,867	22,354	13,818
Total cost of revenues	34,490	18,640	61,819	36,765
Gross profit	60,649	43,011	114,664	81,238
Operating expenses:
Research and development	23,364	13,415	44,378	26,616
Sales and marketing	39,820	26,580	73,430	51,240
General and administrative	20,269	13,640	37,467	26,075
Total operating expenses	83,453	53,635	155,275	103,931
Loss from operations	(22,804)	(10,624)	(40,611)	(22,693)
Interest expense	(8,511)	(3,122)	(11,686)	(6,095)
Interest income and other, net	1,479	372	2,403	450
Loss before provision for (benefit from) income taxes	(29,836)	(13,374)	(49,894)	(28,338)
Provision for (benefit from) income taxes	(9,842)	480	(9,432)	970
Net loss	$(19,994)	$(13,854)	$(40,462)	$(29,308)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.24)	$(0.66)	$(0.52)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	62,038	56,966	61,422	56,429

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Net loss	$(19,994)	$(13,854)	$(40,462)	$(29,308)
Other comprehensive gain (loss) in relation to defined benefit plans, net of tax	(866)	69	(1,405)	109
Changes in net unrealized loss on marketable securities, net of tax	(116)	(32)	(163)	(32)
Comprehensive loss	$(20,976)	$(13,817)	$(42,030)	$(29,231)

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended July 31, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at April 30, 2019	61,640,573	$7	$594,735	$(251)	$(275,325)	$319,166
Equity component of 2025 Notes, net of issuance costs	—	—	246,967	—	—	246,967
Purchase of capped calls	—	—	(118,738)	—	—	(118,738)
Exercise of stock options	783,226	—	6,060	—	—	6,060
Stock-based compensation expense	—	—	21,593	—	—	21,593
Vested restricted stock units	303,359	—	—	—	—	—
Other comprehensive loss	—	—	—	(982)	—	(982)
Net loss	—	—	—	—	(19,994)	(19,994)
Balance at July 31, 2019	62,727,158	$7	$750,617	$(1,233)	$(295,319)	$454,072

	Six Months Ended July 31, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 31, 2019	60,455,381	$6	$567,797	$335	$(254,857)	$313,281
Equity component of 2025 Notes, net of issuance costs	—	—	246,967	—	—	246,967
Purchase of capped calls	—	—	(118,738)	—	—	(118,738)
Cancellation of common stock issued from acquisitions	(7,784)	—	—	—	—	—
Issuance of common stock for employee share purchase plan	108,758	—	5,396	—	—	5,396
Exercise of stock options	1,639,521	1	10,541	—	—	10,542
Stock-based compensation expense	—	—	38,654	—	—	38,654
Vested restricted stock units	531,282	—	—	—	—	—
Other comprehensive loss	—	—	—	(1,568)	—	(1,568)
Net loss	—	—	—	—	(40,462)	(40,462)
Balance at July 31, 2019	62,727,158	$7	$750,617	$(1,233)	$(295,319)	$454,072

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended July 31, 2018
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at April 30, 2018	56,857,119	$6	$464,169	$(258)	$(214,787)	$249,130
Exercise of stock options	751,502	—	3,515	—	—	3,515
Vesting of early exercised stock options	—	—	91	—	—	91
Stock-based compensation expense	—	—	13,768	—	—	13,768
Vested restricted stock units	272,862	—	—	—	—	—
Other comprehensive income	—	—	—	37	—	37
Net loss	—	—	—	—	(13,854)	(13,854)
Balance at July 31, 2018	57,881,483	$6	$481,543	$(221)	$(228,641)	$252,687

	Six Months Ended July 31, 2018
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 31, 2018	55,712,342	$6	$445,318	$(298)	$(204,481)	$240,545
Cancellation of common stock issued from acquisitions	(848)	—	—	—	—	—
Issuance of common stock for employee share purchase plan	248,683	—	4,137	—	—	4,137
Exercise of stock options	1,532,611	—	6,810	—	—	6,810
Vesting of early exercised stock options	—	—	182	—	—	182
Stock-based compensation expense	—	—	25,096	—	—	25,096
Vested restricted stock units	388,695	—	—	—	—	—
Impact of the adoption of new accounting pronouncements	—	—	—	—	5,148	5,148
Other comprehensive income	—	—	—	77	—	77
Net loss	—	—	—	—	(29,308)	(29,308)
Balance at July 31, 2018	57,881,483	$6	$481,543	$(221)	$(228,641)	$252,687

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 31,
	2019	2018
Cash flows from operating activities
Net loss	$(40,462)	$(29,308)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,330	3,997
Accretion of discounts on marketable securities, net	668	(295)
Amortization of deferred commissions	4,309	2,660
Amortization of debt discount and issuance costs	10,998	5,642
Stock-based compensation	38,113	24,870
Other	(95)	(541)
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	20,450	11,583
Prepaid expenses and other current assets	(7,662)	625
Other assets	(770)	130
Deferred commissions	(9,939)	(5,285)
Accounts payable	(4,473)	1,955
Accrued expenses and other liabilities	(4,061)	5,260
Deferred revenue	1,639	2,651
Net cash provided by operating activities	20,045	23,944
Cash flows from investing activities
Purchases of marketable securities	(258,991)	(160,500)
Maturities of marketable securities	44,796	—
Sales of marketable securities	199,314	—
Acquisitions, net of cash acquired	(210,468)	(1,178)
Purchases of property and equipment	(6,173)	(3,416)
Net cash used in investing activities	(231,522)	(165,094)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	786,567	(639)
Purchase of capped calls	(118,738)	—
Proceeds from the exercise of common stock options	10,909	6,810
Proceeds from issuance of common stock for employee stock purchase plan	5,396	4,137
Net cash provided by financing activities	684,134	10,308
Net increase (decrease) in cash, cash equivalents, and restricted cash	472,657	(130,842)
Cash, cash equivalents, and restricted cash at beginning of year	141,319	412,976
Cash, cash equivalents, and restricted cash at end of period	$613,976	$282,134
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$613,906	$282,061
Restricted cash included in other assets	70	73
Total cash, cash equivalents, and restricted cash	$613,976	$282,134

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 31,
	2019	2018
Supplemental disclosure of cash flow data
Cash paid for income taxes	$883	$3,536
Cash paid for interest	$543	$426
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised stock options	$—	$182
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$348	$677

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

There have been no changes to the significant accounting policies described in the Form 10-K for the year ended January 31, 2019 except for changes applied due to the adoption of Accounting Standard Codification 842, Leases. Refer to the “Updated Significant Accounting Policy” and “Recently Adopted Accounting Pronouncements” sections below for further information.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including, but not limited to, the valuation of accounts receivable, the lives of tangible and intangible assets, stock-based compensation, the fair value of contingent stock consideration, the valuation of acquired intangible assets and the recoverability or impairment of tangible and intangible assets, including goodwill, revenue recognition, the fair value of marketable securities, convertible senior notes fair value, the benefit period of deferred commissions, provision for (benefit from) income taxes, and the discount rate used to calculate lease liabilities. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.

Concentration of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities, and accounts receivable. Cash deposits exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Refer to Note 14, “Significant Customers and Geographic Information” for additional information on significant customers during the period.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss consists of net loss, other comprehensive income (loss) in relation to defined benefits plans, net of tax, and a net unrealized loss on marketable securities, net of tax. The other comprehensive income (loss) in relation to defined benefits plans represents net deferred gains and losses and prior service costs and credits for the defined benefit pension plans.

Revenue Recognition

The Company derives its revenues primarily from subscription fees and professional services fees. Revenues are recognized when control of these services are transferred to the Company’s customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. Revenues are recognized net of applicable taxes imposed on the related transaction. The Company’s revenue recognition policy follows guidance from Accounting Standards Codification 606, Revenue from Contracts with Customers (Topic 606).

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

Subscription Revenues

The Company offers subscriptions to its cloud-based business spend management platform, including procurement, invoicing and expense management. Subscription revenues consist primarily of fees to provide the Company’s customers access to its cloud-based platform, which includes routine customer support. Subscription contracts do not provide customers with the right to take possession of the software, are non-cancelable, and do not contain general rights of return. Generally, revenues are recognized ratably over the contractual term of the arrangement, beginning on the date that the service is made available to the customer. Subscription contracts typically have a term of three years with invoicing occurring in annual installments at the beginning of each year in the subscription period. Subscription revenues also include fees to provide support and updates to legacy Exari customers. The support and update revenues associated with these customers are recognized ratably over the contract term.

Professional Services Revenues and Other

The Company offers professional services which primarily include deployment services, optimization services, and training. Professional services are generally sold on a fixed-fee or time-and-materials basis. For services billed on a fixed-fee basis, invoicing typically occurs in advance, and revenue is recognized over time based on the proportion performed. For services billed on a time-and-materials basis, revenue is recognized over time as services are performed.

Refer to Note 14, “Significant Customers and Geographic Information” for additional information on disaggregated revenue during the period.

Significant Judgments

The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. Subscription and professional services are both distinct performance obligations that are accounted for separately. In contracts with multiple performance obligations, the transaction price is allocated to separate performance obligations on a relative standalone selling price basis.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. The Company records a receivable when revenue is recognized prior to invoicing. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition. Subscription and fixed-fee professional services arrangements are commonly billed in advance, recognized as deferred revenue, and then amortized as revenue over time. However, other professional services arrangements, primarily those recognized on a time-and-materials basis, are billed in arrears following services that have been rendered. This may result in revenue recognition greater than invoiced amounts which results in a receivable balance. Receivables represent an unconditional right to payment. As of July 31, 2019 and January 31, 2019, the balance of accounts receivable, net of the allowance for doubtful accounts, was $83.9 million and $95.3 million, respectively. Of these balances, $6.7 million and $1.5 million represent unbilled receivable amounts as of July 31, 2019 and January 31, 2019, respectively. As of July 31, 2019, the Company also had long-term unbilled receivables of approximately $1.1 million which was included in Other assets on the condensed consolidated balance sheet.

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

At any point in the contract term, transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied. These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. As of July 31, 2019, approximately $569.3 million of revenue is expected to be recognized from remaining performance obligations, a majority of which is related to multi-year subscription arrangements. The Company expects to recognize revenue on approximately three-fourths of these remaining performance obligations within the next 24 months and the remainder thereafter. The Company applies the practical expedient to exclude remaining performance obligations that are part of contracts with an original expected duration of one year or less. During the three and six months ended July 31, 2019, the revenue recognized from performance obligations satisfied in prior periods was approximately $373,000 and $326,000, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the normal course of business and does not require cash collateral or other security to support the collection of customer receivables. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, historical experience, and communications with customers, and provides a reserve when needed. Accounts receivable are written off when deemed uncollectible. The allowance for doubtful accounts was not material at July 31, 2019 and January 31, 2019.

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancellable contracts that have not yet been billed. During the three months ended July 31, 2019, the Company recognized revenue of $75.1 million that was included in the deferred revenue balance as of April 30, 2019. During the six months ended July 31, 2019, the Company recognized revenue of $123.1 million that was included in the deferred revenue balance as of January 31, 2019.

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

The Company capitalized commission costs of $6.2 million and $3.4 million and amortized $2.3 million and $1.5 million to sales and marketing expense in the accompanying condensed consolidated statements of operations during the three months ended July 31, 2019 and 2018, respectively. The Company capitalized commission costs of $9.9 million and $14.3 million and amortized $4.3 million and $2.7 million to sales and marketing expense in the accompanying condensed consolidated statements of operations during the six months ended July 31, 2019 and 2018, respectively.

Updated Significant Accounting Policy

Leases

Leases arise from contracts which convey the right to control the use of identified property or equipment for a period of time in exchange for consideration. The Company’s leasing arrangements are primarily for office space used to conduct operations. The Company determines whether contracts include a lease at the inception of the contract.

Leases are classified at commencement as either operating or finance leases. As of July 31, 2019, all of the Company’s leases are classified as operating leases. Rent expense for operating leases is recognized using the straight-line method over the term of the agreement beginning on the lease commencement date.

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

As of July 31, 2019, the Company was not a lessor in leasing arrangements or a party to any sublease arrangements.

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

New Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-14, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this guidance remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. This guidance is effective for annual reporting periods ending after December 15, 2020, with early adoption permitted, and is required to be adopted retrospectively. The Company is currently evaluating the timing and method of adoption and the related impact of ASU 2018-14 on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. Entities will apply the amendments using a modified retrospective approach. The Company is currently evaluating the timing and method of adoption and the related impact of ASU 2016-13 on its consolidated financial statements.

Note 3. Marketable Securities

The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	July 31, 2019
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$95,960	$3	$(65)	$95,898
Corporate notes and bonds	57,995	—	(46)	57,949
Commercial paper	20,251	—	—	20,251
Asset backed securities	20,214	—	(8)	20,206
Total marketable securities	$194,420	$3	$(119)	$194,304

	January 31, 2019
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. agency obligations	$40,284	$16	$(5)	$40,295
U.S. treasury securities	84,805	29	(4)	84,830
Corporate notes and bonds	29,322	10	(6)	29,326
Commercial paper	14,876	—	—	14,876
Asset backed securities	10,835	9	(2)	10,842
Total marketable securities	$180,122	$64	$(17)	$180,169

As of July 31, 2019, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$194,304
Due in one year through five years	—
$194,304

The Company does not believe that any unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence. To determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value and its intent and ability to retain the marketable securities for a period of time sufficient to allow for any anticipated recovery in fair value. The Company considers all marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities as current assets in the accompanying condensed consolidated balance sheets. No marketable securities were sold during the three months ended July 31, 2019.

Note 4. Business Combinations

Exari Group, Inc.

On May 6, 2019, the Company completed the acquisition of Exari Group, Inc. (“Exari”) for consideration of approximately $216.8 million in cash, which is subject to customary upward or downward adjustments for Exari’s working capital and other matters. The acquisition extends the Company’s BSM platform with advanced contract lifecycle management capabilities to enable companies to comprehensively manage their contract lifecycle and operationalize their contracts against spend transactions.

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

May 6, 2019
Cash and cash equivalents	$6,337
Accounts receivable	9,114
Intangible assets	57,000
Other assets	5,792
Goodwill	162,915
Accounts payable and other current liabilities	(5,002)
Deferred revenue	(4,693)
Deferred tax liability, net	(10,943)
Other non-current liabilities	(3,716)
Total consideration	$216,804

The purchase price allocation is preliminary. The Company continues to collect information with regards to its estimates and assumptions, including potential liabilities, contingencies, and the determination of the consideration transferred. The Company will record adjustments to the fair value of the net assets acquired and goodwill within the measurement period, if necessary. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Exari and is partially deductible for income tax purposes. The Company determined the fair values of intangible assets acquired and liabilities assumed with the assistance of third-party valuation consultants. Based on this valuation, the intangible assets acquired were (in thousands):

	Fair Value	Useful life (in Years)
Developed technology	$45,400	3 to 5
Customer relationships	11,100	5
Trademarks	500	1
Total intangible assets	$57,000

The Company incurred costs related to this acquisition of approximately $2.6 million for the six months ended July 31, 2019. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date. The following unaudited pro forma financial information presents combined revenues for each of the periods presented, as if Exari had been acquired as of the beginning of the comparable prior annual reporting period, giving effect on a pro forma basis to purchase accounting adjustments. The below pro forma total revenue is presented based on the new revenue standards, or ASC 606, for all periods presented. Pro forma net earnings of the Company for the three and six months ended July 31, 2019 and 2018, assuming these purchases had occurred at the beginning of each period presented, would not be materially different from the results reported. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the Company’s consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of the Company’s fiscal year 2019 or of the results of the Company’s future operations of the combined business (in thousands).

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Pro forma total revenue	$95,501	$71,271	$182,761	$133,417

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

The Company continues to collect information with regards to its estimates and assumptions and will record any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Hiperos and is partially deductible for income tax purposes. The Company determined the fair values of intangible assets acquired and liabilities assumed with the assistance of third-party valuation consultants. Based on this valuation, the intangible assets acquired are (in thousands):

	Fair Value	Useful life (in Years)
Developed technology	$10,000	6
Customer relationships	7,400	5
Trademarks	185	1
Total intangible assets	$17,585

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

The major classes of assets and liabilities to which the Company has allocated the fair value of purchase consideration were as follows (in thousands):

October 12, 2018
Accounts receivable	$1,511
Intangible assets	12,400
Other assets	1,104
Goodwill	42,101
Accounts payable and other liabilities	(1,610)
Deferred revenue	(2,609)
Deferred tax liability, net	(3,377)
Total consideration	$49,520

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

•	Level 3 - Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the assets or liabilities.

The following table summarizes the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
July 31, 2019
Cash equivalents:(1)
Money market funds	$149,050	$—	$—	$149,050
Marketable securities:
U.S. treasury securities	—	95,898	—	95,898
Corporate notes and bonds	—	57,949	—	57,949
Commercial paper	—	20,251	—	20,251
Asset backed securities	—	20,206	—	20,206
January 31, 2019
Cash equivalents:(1)
Money market funds	$118,204	$—	$—	$118,204
U.S. agency obligations	—	6,986	—	6,986
Commercial paper	—	2,997	—	2,997
Marketable securities:
U.S. agency obligations	—	40,295	—	40,295
U.S. treasury securities	—	84,830	—	84,830
Corporate notes and bonds	—	29,326	—	29,326
Commercial paper	—	14,876	—	14,876
Asset backed securities	—	10,842	—	10,842

(1)	Included in cash and cash equivalents.

The Company has $805 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (the “2025 Notes”) and $230.0 million in aggregate principal amount of 0.375% convertible senior notes due in 2023 (the “2023 Notes” and together with the 2025 Notes, the “Convertible Notes”), outstanding as of July 31, 2019. Refer to Note 9 – Convertible Senior Notes for further details on the Convertible Notes.

The Company carries the Convertible Notes at face value less unamortized discount and issuance costs on its condensed consolidated balance sheet and presents the fair value for disclosure purposes only. The estimated fair value of the 2025 Notes and 2023 Notes, based on a market approach as of July 31, 2019 was approximately $916.7 million and $742.0 million, respectively, which represents a Level 2 valuation. The estimated fair value of the 2023 Notes, based on a market approach as of January 31, 2019 was approximately $428.4 million which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last trade completed prior to the end of the period.

Note 6. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	July 31,	January 31,
	2019	2019
Furniture and equipment	$5,337	$3,595
Software development costs	27,988	23,444
Leasehold improvements	1,705	1,255
Construction in progress	29	183
Total property and equipment	35,059	28,477
Less: accumulated depreciation and amortization	(20,038)	(17,928)
Property and equipment, net	$15,021	$10,549

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $406,000 and $180,000 for the three months ended July 31, 2019 and 2018, respectively, and $745,000 and $376,000 for the six months ended July 31, 2019 and 2018, respectively.

Amortization expense related to software development costs was approximately $696,000 and $787,000 for the three months ended July 31, 2019 and 2018, respectively, and $1.4 million and $1.6 million for the six months ended July 31, 2019 and 2018, respectively.

Note 7. Goodwill and Other Intangible Assets

Goodwill

The following tables represent the changes in goodwill (in thousands):

Balance at January 31, 2019	$209,560
Additions from acquisition	162,915
Adjustment	(203)
Balance at July 31, 2019	$372,272

The goodwill acquired during the six months ended July 31, 2019 was from the Exari acquisition. Please see Note 4 for further information on the Exari acquisition.

Other Intangible Assets

The following table summarizes the other intangible assets balances (in thousands):

		As of
		July 31, 2019			January 31, 2019
	Weighted Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.3	$93,836	$(16,080)	77,756	$48,435	$(9,198)	$39,237
Customer relationships	4.4	29,994	(4,808)	25,186	18,894	(2,363)	16,531
Trademarks	0.8	845	(399)	446	345	(188)	157
Total other intangible assets		$124,675	$(21,287)	$103,388	$67,674	$(11,749)	$55,925

The increase in the intangible assets balances during the six months ended July 31, 2019, was primarily attributed to the Exari acquisition. Please see Note 4 for further information on the Exari acquisition. Amortization expense related to other intangible assets was approximately $6.4 million and $1.1 million for the three months ended July 31, 2019 and 2018, respectively, and $9.6 million and $2.2 million for the six months ended July 31, 2019 and 2018, respectively.

As of July 31, 2019, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2020 (remaining six months)	$13,054
2021	25,609
2022	25,053
2023	20,500
2024	15,435
Thereafter	3,737
Total	$103,388

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

Preferred Stock

As of July 31, 2019, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.

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

As of July 31, 2019, the Company had 7,750,599 shares of its common stock available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will automatically increase on the first day of each fiscal year during the term of the 2016 Plan by a number of shares equal to 5% of its outstanding shares of common stock on the last day of the prior fiscal year. The number and class of shares reserved under the Company’s 2016 Plan will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the six months ended July 31, 2019 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at January 31, 2019	6,850,928	$11.44	6.84	$517,353
Option grants	132,383	94.47	—	—
Options exercised	(1,639,521)	6.43	—	—
Options forfeited	(33,032)	7.70	—	—
Balance at July 31, 2019	5,310,758	15.09	6.66	$640,609
Exercisable at July 31, 2019	3,825,506	8.68	6.23	$485,956

The options exercisable as of July 31, 2019 include options that can be exercised prior to vesting. The aggregate intrinsic value of options vested and exercisable as of July 31, 2019 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of July 31, 2019. The aggregate intrinsic value of exercised options was $166.6 million and $74.6 million for the six months ended July 31, 2019 and 2018, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The weighted-average grant date fair value of options granted was $41.81 and $21.56 per share for the six months ended July 31, 2019 and 2018, respectively.

The total grant date fair value of options vested was approximately $2.3 million for each of the three months ended July 31, 2019 and 2018, respectively, and approximately $4.3 million for each of the six months ended July 31, 2019 and 2018, respectively.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity related to the Company’s RSUs during the six months ended July 31, 2019:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Awarded and unvested at January 31, 2019	2,792,117	$42.62
Awards granted	1,265,261	$97.49
Awards vested	(531,282)	$43.54
Awards forfeited	(140,401)	$56.69
Awarded and unvested at July 31, 2019	3,385,695	$62.40

2016 Employee Stock Purchase Plan

The Board of Directors adopted the 2016 Employee Stock Purchase Plan (the “ESPP”) in September 2016 and it has been approved by the Company’s stockholders. The ESPP allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code.

As of July 31, 2019, the Company had 1,426,545 shares of its common stock available for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year during the term of the ESPP by a number of shares equal to the least of (i) 1% of its outstanding shares of common stock on the last day of the prior fiscal year, (ii) 1,250,000 shares or (iii) a lesser number of shares determined by the Board of Directors. The number and class of shares reserved under the ESPP will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

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

As of July 31, 2019, 1,055,599 shares of common stock were purchased under the 2016 ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2016 ESPP. As of July 31, 2019, total unrecognized compensation cost related to the 2016 ESPP was $5.8 million which will be amortized over a weighted-average period of approximately 1.2 years.

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

As of July 31, 2019, all performance-based milestones of the 2016 CEO Grant were achieved, resulting in 385,421 shares being vested and exercisable. As of July 31, 2019, the performance-based milestone was not achieved on the 2018 CEO Grant, resulting in no shares being vested and exercisable. Stock-based compensation expense recognized for market-based awards was approximately $420,000 and $531,000 for the three months ended July 31, 2019 and 2018, respectively, and $830,000 and $1.2 million for the six months ended July 31, 2019 and 2018, respectively.

Stock-based Compensation

The Company’s total stock-based compensation expense as of the dates indicated was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Cost of revenue:
Subscription	$1,771	$1,093	$3,159	$1,924
Professional services and other	2,023	1,069	3,468	2,015
Research and development	5,075	2,958	9,123	5,505
Sales and marketing	6,060	3,863	10,899	6,833
General and administrative	6,339	4,575	11,464	8,593
Total	$21,268	$13,558	$38,113	$24,870

Stock-based compensation capitalized in capitalized software development costs was approximately $1.6 million and $583,000 at July 31, 2019 and 2018, respectively.

As of July 31, 2019, there was approximately $16.4 million of total unrecognized compensation cost related to unvested stock options granted to employees and non-employee service providers under the Company’s 2006 Stock Plan and 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 1.9 years.

As of July 31, 2019, there was approximately $197.9 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.9 years.

The fair values of the Company’s stock options granted during the six months ended July 31, 2019 and 2018 were estimated using the following assumptions:

	Six Months Ended
	July 31,
	2019	2018
Employee Stock Options:
Expected term (in years)	6.0	6.0
Volatility	42.7%	42.2%
Risk-free interest rate	2.4%	2.8%
Dividend yield	—	—
Employee Stock Purchase Plan:
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	45.5% - 65.9%	31.1% - 34.1%
Risk-free interest rate	2.4% - 2.5%	2.0% - 2.3%
Dividend yield	—	—
Market-based Award
Expected term (in years)	—	7.1
Volatility	—	43.7%
Risk-free interest rate	—	2.8%
Dividend yield	—	—

These assumptions and estimates are as follows:

•	Fair Value of Common Stock. The Company used the publicly quoted price as reported on the Nasdaq Global Select Market as the fair value of its common stock.
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
•

Expected Volatility. Prior to the first quarter of fiscal year 2020, the Company used the historic volatility of publicly traded peer companies as an estimate for expected volatility to determine the fair value of stock options and the shares granted under the ESPP. In considering peer companies, characteristics such as industry, stage of development, size and financial leverage were considered. Beginning from the first quarter of fiscal year 2020, the Company began to use its own sufficient historical trading prices to calculate the expected volatility in determining the fair value of the shares granted under the ESPP. In addition, beginning from the first quarter of fiscal year 2020, the Company began using its own historical volatility in combination with publicly traded peers’ volatility to determine the expected volatility of stock options.

Note 9. Convertible Senior Notes

2025 Notes

In June 2019, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with certain counterparties relating to the Company’s sale of $805.0 million aggregate principal amount of its 0.125% Convertible Senior Notes due 2025 to the counterparties in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale by the Initial Purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The 2025 Notes consisted of a $700.0 million initial placement and an overallotment option that provided the initial purchasers of the 2025 Notes with the option to purchase an additional $105.0 million of the 2025 Notes, which was exercised in full by the counterparties prior to the 2025 Notes issuance. On June 11, 2019, for a total of $805.0 million, the 2025 Notes were issued in accordance with an Indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee.

The net proceeds from the issuance of the 2025 Notes were $667.4 million, net of debt issuance costs, including the underwriting discount and the cash used to purchase the capped call, discussed below.

The 2025 Notes are senior, unsecured obligations of the Company, and interest is payable semi-annually in cash at a rate of 0.125% per annum on June 15 and December 15 of each year, beginning on December 15, 2019. The 2025 Notes will mature on June 15, 2025 unless redeemed, repurchased or converted prior to such date. Prior to the close of business on the business day immediately preceding March 15, 2025, the 2025 Notes are convertible at the option of holders during certain periods, upon satisfaction of certain conditions. On or after March 15, 2025, the 2025 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2025 Notes will have an initial conversion rate of 6.2658 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $159.60 per share of its common stock). The conversion rate is subject to customary adjustments for certain events as described in the Indenture. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. It is the Company’s current intent to settle conversions of the 2025 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.

Holders may convert their 2025 Notes, at their option, prior to the close of business on the business day immediately preceding March 15, 2025, in multiples of $1,000 principal amount, only under the following circumstances:

•

during any fiscal quarter commencing after the fiscal quarter ending on July 31, 2019 (and only during such fiscal quarter), if the last reported sale price of its common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the 2025 Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on each such trading day;

•	after the Company’s issuance of a notice of redemption and prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•	upon the occurrence of specified corporate events, as defined in the Indenture.

If the Company undergoes a fundamental change, as described in the Indenture, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their 2025 Notes. The fundamental change repurchase price is equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date. If holders elect to convert their 2025 Notes in connection with a make-whole fundamental change or during a redemption period, as described in the Indenture, the Company will, to the extent provided in the Indenture, increase the conversion rate applicable to the 2025 Notes.

The 2025 Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of its indebtedness that is expressly subordinated in right of payment to the 2025 Notes, and equal in right of payment to any of its indebtedness that is not so subordinated. The 2025 Notes are effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) and any preferred equity of its current or future subsidiaries.

The Indenture contains customary events of default with respect to the 2025 Notes and provides that upon certain events of default occurring and continuing, the Trustee may, and the Trustee at the request of holders of at least 25% in principal amount of the 2025 Notes shall declare all principal and accrued and unpaid interest, if any, of the 2025 Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company, all of the principal of and accrued and unpaid interest on the 2025 Notes will automatically become due and payable.

In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2025 Notes as a whole. The difference between the principal amount of the 2025 Notes and the liability component, equal to $252.9 million (the “debt discount”), is amortized to interest expense using the effective interest method over the term of the 2025 Notes. The equity component of the 2025 Notes will not be remeasured as long as it continues to meet the conditions for equity classification.

The Company incurred $18.8 million of transaction costs related to the issuance of the 2025 Notes. The Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 2025 Notes. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the 2025 Notes using the effective interest method, and issuance costs attributable to the equity component are included along with the equity component in stockholders' equity.

2023 Notes

In January 2018, the Company issued 2023 Notes in aggregate principal amount of $230.0 million in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act of 1933, as amended The net proceeds from the issuance of the Convertible Notes are $200.4 million, net of debt issuance costs, including the underwriting discount and the cash used to purchase the capped call, discussed below. The 2023 Notes have an initial conversion rate of 22.4685 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $44.5068 per share of its common stock). The interest rate is fixed at 0.375% per annum for the 2023 Notes and is payable semi-annually in arrears on July 15 and January 15 of each year, which commenced on July 15, 2018. Refer to the Company’s consolidated financial statements for the year ended January 31, 2019 for details of the issuance of 2023 Notes.

The 2025 Notes and 2023 Notes consisted of the following (in thousands):

	As of
	July 31, 2019		January 31, 2019
	2025 Notes (1)	2023 Notes	2023 Notes
Liability:
Principal	$805,000	$230,000	$230,000
Unamortized debt discount and issuance costs (2)	(260,893)	(49,304)	(55,385)
Net carrying amount	$544,107	$180,696	$174,615
Carrying amount of the equity component (3)	$246,967	$60,470	$60,470
(1)	The 2025 Notes were issued on June 11, 2019.
(2)

Included in the condensed consolidated balance sheets within Convertible senior notes, net and amortized over the remaining lives of the Notes. The 2025 Notes are classified as long-term liabilities and the 2023 notes are classified as current liabilities.

(3)	Included in the condensed consolidated balance sheets within additional paid-in capital.

The effective interest rates of the liability component of the 2025 Notes and 2023 Notes, excluding each notes conversions options, is 7.05% and 7.66%, respectively. As of July 31, 2019, the if-converted value of the 2025 Company’s Convertible Notes did not exceed the principal amount of the 2025 Notes. As of July 31, 2019 and January 31, 2019, the if-converted value of the 2023 Notes exceeded the principal amount by $471.3 million and $219.4 million, respectively.

During the three months ended July 31, 2019 and 2018, the Company recognized $8.0 million and $2.9 million, respectively, of interest expense related to the amortization of debt discount and issuance costs, and $400,000 and $200,000, respectively, of coupon interest expense. During the six months ended July 31, 2019 and 2018, the Company recognized $ 11.0 million and $ 5.6 million, respectively, of interest expense related to the amortization of debt discount and issuance costs prior to capitalization of interest, and $600,000 and $400,000, respectively, of coupon interest expense.

As of July 31, 2019, the remaining life of the 2025 Notes and 2023 Notes is approximately 6.0 years and 3.5 years, respectively.

For more than twenty trading days during the thirty consecutive trading days ended July 31, 2019, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes were convertible at the option of the holders and remained classified as current liabilities on the condensed consolidated balance sheet as of July 31, 2019. As of the date of this filing, none of the holders of the 2023 Notes have submitted requests for conversion. The 2025 Notes were not convertible as of July 31, 2019.

Capped Calls

In conjunction with the issuance of the 2025 Notes and 2023 Notes, the Company entered into capped call transactions (the “Capped Calls”) on the Company’s stock with certain counterparties at a price of $118.7 million and $23.3 million, respectively.

The Capped Calls exercise price is equal to the initial conversion price of each of the Convertible Notes, and the cap price is $295.55 per share for 2025 Notes and $63.821 per share for 2023 Notes, both subject to certain adjustments under the terms of the Capped Call transactions. If either convertible notes conversion option is exercised, the corresponding convertible note capped call will become exercisable on the same date.

By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price.

The cost of the Capped Calls is not expected to be tax deductible as the Company did not elect to integrate the Capped Calls into the respective convertible notes for tax purposes. The cost of the Capped Calls was recorded as a reduction of the Company’s additional paid-in capital in the accompanying condensed consolidated financial statements.

Note 10. Commitments and Contingencies

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates through June 2025. For the three and six months ended July 31, 2019, lease costs in relation to long term leases were approximately $2.0 million and $3.8 million, respectively. For the three and six months ended July 31, 2019, short term leases costs were approximately $400,000 and $800,000, respectively. Variable lease costs were immaterial for the three and six months ended July 31, 2019. Total lease expenses recognized prior to the adoption of ASC 842 was $1.8 million and $3.6 million for the three and six months ended July 31, 2018. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments or the lease right-of-use asset/lease liability.

For the three and six months ended July 31, 2019, cash paid for operating lease liabilities was approximately $2.1 million and $3.8 million, respectively. As of July 31, 2019, the weighted-average remaining lease term was 4.4 years, and the weighted-average discount rate was 6.4%.

Additionally, the Company has current contractual purchase obligations for hosting services that support business operations. As of July 31, 2019, the remaining maturities of operating lease liabilities and future purchase obligations are as follows (in thousands):

Year Ending January 31,	Operating Lease Obligations	Future Purchase Obligations of Hosting Services
2020 (remaining six months)	$4,532	$5,000
2021	8,852	12,000
2022	8,238	—
2023	7,267	—
2024	6,424	—
Thereafter	2,032	—
Total payments	37,345	$17,000
Less imputed interest	(7,115)
Total	$30,230

Additionally, there was approximately $1.7 million future minimum payments for the non-cancelable term of an operating lease which has not commenced as of July 31, 2019. This lease will commence subsequent to July 31, 2019 with a non-cancellable lease terms of five years.

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

The Company generally agrees to defend and indemnify its customers against legal claims that the Company’s platform infringes patents, copyrights or other intellectual property rights of third parties. To date, the Company has not been required to make any payment resulting from such infringement claims and has not recorded any related liabilities. In addition, the Company has indemnification agreements with its directors and certain of its officers that require the Company to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs, and not accrued any liabilities in its consolidated financial statements, as a result of these obligations.

Note 11. Income Taxes

The Company is subject to federal and various state income taxes in the United States as well as income taxes in foreign jurisdictions in which it conducts business. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely.

The Company recorded a tax benefit of approximately $9.8 million and a tax provision of $480,000 for the three months ended July 31, 2019 and 2018, respectively. The Company recorded a tax benefit of approximately $9.4 million and a provision of $970,000 for the six months ended July 31, 2019 and 2018, respectively, representing effective tax rates of 18.9% and (3.44)%, respectively. The tax benefit during the three and six months ended July 31, 2019 was primarily due to the release of valuation allowance of approximately $9.9 million as a result of recognition of a deferred tax liability from the Exari acquisition, partially offset by the provision for foreign taxes.

The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate is primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets and foreign expense on the Company’s profitable foreign jurisdictions. For the three and six months ended July 31, 2019, the Company generated a $9.9 million tax benefit related to a valuation allowance related to deferred tax liabilities recognized as part of the Exari acquisition.

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

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(19,994)	$(13,854)	$(40,462)	$(29,308)
Denominator:
Weighted-average common shares outstanding	62,038	56,966	61,422	56,429
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.24)	$(0.66)	$(0.52)

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

	As of July 31,
	2019	2018
Options to purchase common stock	5,310,758	8,172,156
RSUs	3,385,695	2,977,073
Unvested common shares subject to repurchase	129,408	364,275
Shares committed under the ESPP	87,289	201,619
Contingent stock consideration for DCR acquisition	377,138	—
Holdback shares for Aquiire acquisition	37,570	—
Total	9,327,858	11,715,123

Additionally, approximately 5.0 million and 5.2 million shares underlying the conversion option in the 2025 Notes and 2023 Notes, respectively, are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. These number of shares are subject to adjustment up to approximately 6.8 million shares for each of the 2025 and 2023 Notes, if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the three months ended July 31, 2019, the average market price of the Company’s common stock exceeded the conversion price of the 2023 Notes of $44.51 per share and did not exceed the conversion price of the 2025 Notes of $159.60 per share.

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

Note 14. Significant Customers and Geographic Information

No customer balance comprised 10% or more of total accounts receivable at July 31, 2019 or January 31, 2019.

During the three and six months ended July 31, 2019 and July 31, 2018, revenues by geographic area, based on billing addresses of the customers, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
United States	$59,605	$37,819	$110,385	$72,294
Foreign countries	35,534	23,832	66,098	45,709
Total revenues	$95,139	$61,651	$176,483	$118,003

No single foreign country represented more than 10% of the Company’s revenues in any period. Additionally, no single customer represented more than 10% of the Company’s revenues in any period.

Note 15. Related Parties

One of the Company’s customers, T. Rowe Associates, Inc., is also an investment adviser of certain of the Company’s stockholders. The Company recognized subscription revenue from this customer of approximately $141,000 and $146,000 for the three months ended July 31, 2019 and 2018, respectively, and $277,000 and $299,000 for the six months ended July 31, 2019 and 2018, respectively. The Company had no outstanding receivables from this customer as of July 31, 2019 or January 31, 2019.

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

Our platform provides greater visibility into and control over how companies spend money. Using our platform, businesses are able to achieve real, measurable value and savings that drive their profitability; we call this “Value as a Service.” We refer to the process companies use to purchase goods and services as business spend management and to the money that they manage with this process as spend under management. We offer a comprehensive, cloud-based BSM platform that is tightly integrated and delivers a broad range of capabilities that would otherwise require the purchase and use of multiple disparate point applications. The core of our platform consists of procurement, invoicing and expense management modules that form our transactional engine and capture a company’s spend. In addition, our platform offers supporting modules to help companies further manage their spend, including strategic sourcing, spend analysis, contract management, supplier management, contingent workforce, inventory management, and our newly released Coupa Pay module. We also offer a purchasing program, Coupa Advantage, that leverages the collective buying power of Coupa customers, and we provide benchmarking and insights to customers on our BSM platform through a solution we refer to as Community Intelligence. Moreover, through our Coupa Open Business Network, suppliers of all sizes can easily interact with buyers electronically, thus significantly reducing paper, improving operating efficiencies and reducing costs.

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

We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the three and six months ended July 31, 2019 and 2018, respectively.

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

We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and modules to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa, Latin America and Asia-Pacific, including Japan. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 37% and 39% of our total revenues for the six months ended July 31, 2019 and 2018, respectively. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.

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

Business Update

On May 6, 2019, we completed the acquisition of Exari Group, Inc. (“Exari”) for consideration of approximately $216.8 million in cash, which is subject to customary upward or downward adjustments for Exari’s working capital and other matters. The acquisition extends our BSM platform with advanced contract lifecycle management capabilities to enable companies to comprehensively manage their contract lifecycle and operationalize their contracts against spend transactions.

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

Key Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of July 31,
	2019	2018
Cumulative spend under management (in billions)	$1,336.2	$842.6
Deferred revenue (in millions)	$188.9	$128.9

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

Deferred Revenue

Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenues as of the end of a reporting period. We generally sign multiple year subscription contracts for our platform and invoice an initial amount at contract signing followed by subsequent annual invoices. The majority of our deferred revenue balance consists of subscription revenues that are recognized ratably over the contractual period. Our deferred revenue does not include future non-cancellable amounts to be invoiced under our arrangements. These amounts are disclosed as remaining performance obligations as of July 31, 2019, which includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of July 31, 2019, approximately $569.3 million of revenue is expected to be recognized in future periods from remaining performance obligations, a majority of which is related to multi-year subscription arrangements.

Components of Results of Operations

Revenues

We offer subscriptions to our cloud-based BSM platform, including procurement, invoicing and expense management. We derive our revenues primarily from subscription fees and professional services fees. Subscription revenues consist primarily of fees to provide our customers access to our cloud-based platform, which includes routine customer support at no additional cost. Subscription revenues also includes fees to provide support and updates to legacy Exari customers. The support and update revenues associated with these customers are recognized ratably over the contract term. Professional services fees include deployment services, optimization services, and training. Subscription revenues are a function of renewal rates, the number of customers, the number of users at each customer, the number of modules subscribed to by each customer, and the price of our modules.

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

Cost of Revenues

Subscription

Cost of subscription consists primarily of expenses related to hosting our service and providing customer support. Significant expenses are comprised of data center capacity costs; personnel and related costs directly associated with our cloud infrastructure and customer support, including salaries, benefits, bonuses and stock-based compensation; allocated overhead; amortization of acquired developed technology and capitalized software development costs.

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

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel costs of our development team, including salaries, benefits, bonuses, stock-based compensation expense and allocated overhead costs. Our cycle of frequent updates has facilitated rapid innovation and the introduction of new modules throughout our history. We have aggressively invested, and intend to continue to invest, in developing technology to support our growth. We capitalize certain software development costs that are attributable to developing new modules and features and adding incremental functionality to our platform, and we amortize such costs as costs of subscription revenues over the estimated life of the new application or incremental functionality, which is either two or three years.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Commissions earned by our sales force that are considered incremental costs for obtaining a noncancelable subscription contract are deferred and amortized over a period of benefit that we have determined to be five years. Other sales and marketing costs include promotional events to promote our brand, including our INSPIRE conferences, advertising, allocated overhead and amortization of customer relationships and trademark.

General and Administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, recruiting, and administrative personnel, including salaries, benefits, bonuses and stock-based compensation expense; professional fees for external legal, accounting, recruiting and other consulting services and allocated overhead costs.

Interest Expense

Interest expense consists primarily of interest expense associated with our 2023 and 2025 convertible senior notes.

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

Provision for (Benefit From) Income Taxes

Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. Benefit from income taxes is primarily related to the release of a valuation allowance for deferred tax assets for the quarter ended July 31, 2019, partially offset by tax expenses related to foreign and state jurisdictions. We maintain a full valuation allowance on net deferred tax assets of our U.S. entities as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(in thousands)
Revenues:
Subscription	$83,482	$55,374	$156,439	$105,340
Professional services and other	11,657	6,277	20,044	12,663
Total revenues	95,139	61,651	176,483	118,003
Cost of revenues:
Subscription	22,062	11,773	39,465	22,947
Professional services and other	12,428	6,867	22,354	13,818
Total cost of revenues	34,490	18,640	61,819	36,765
Gross profit	60,649	43,011	114,664	81,238
Operating expenses:
Research and development	23,364	13,415	44,378	26,616
Sales and marketing	39,820	26,580	73,430	51,240
General and administrative	20,269	13,640	37,467	26,075
Total operating expenses	83,453	53,635	155,275	103,931
Loss from operations	(22,804)	(10,624)	(40,611)	(22,693)
Interest expense	(8,511)	(3,122)	(11,686)	(6,095)
Interest income and other, net	1,479	372	2,403	450
Loss before provision for (benefit from) income taxes	(29,836)	(13,374)	(49,894)	(28,338)
Provision for (benefit from) income taxes	(9,842)	480	(9,432)	970
Net loss	$(19,994)	$(13,854)	$(40,462)	$(29,308)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Revenues:
Subscription	88%	90%	89%	89%
Professional services and other	12	10	11	11
Total revenues	100	100	100	100
Cost of revenues:
Subscription	23	19	22	19
Professional services and other	13	11	13	12
Total cost of revenues	36	30	35	31
Gross profit	64	70	65	69
Operating expenses:
Research and development	25	22	25	23
Sales and marketing	42	43	42	43
General and administrative	21	22	21	22
Total operating expenses	88	87	88	88
Loss from operations	(24)	(17)	(23)	(19)
Interest expense	(9)	(5)	(7)	(5)
Interest income and other, net	2	1	1	—
Loss before provision for (benefit from) income taxes	(31)	(21)	(29)	(24)
Provision for (benefit from) income taxes	(10)	1	(5)	1
Net loss	(21)%	(22)%	(24)%	(25)%

Three Months Ended July 31, 2019 and July 31, 2018

Revenues

	Three Months Ended
	July 31,
	2019	2018	% Change
	(in thousands)
Subscription	$83,482	$55,374	51%
Professional services and other	11,657	6,277	86%
Total revenues	$95,139	$61,651	54%

Total revenues were $95.1 million for the three months ended July 31, 2019 compared to $61.7 million for the three months ended July 31, 2019, an increase of $33.4 million, or 54%. Subscription revenues were $83.5 million, or 88% of total revenues, for the three months ended July 31, 2019, compared to $55.4 million, or 90% of total revenues, for the three months ended July 31, 2018. This increase in absolute dollars was primarily due to the acquisition of new customers and the sale of additional modules and users to existing customers, and to a lesser extent, new revenues generated from completed acquisitions. Professional services revenues were $11.7 million for the three months ended July 31, 2019 compared to $6.3 million for the three months ended July 31, 2018. The increase of $5.4 million, or 86%, was primarily due to an increase in customers, and new revenues generated from completed acquisitions.

Cost of Revenues

	Three Months Ended
	July 31,
	2019	2018	% Change
	(in thousands)
Subscription	$22,062	$11,773	87%
Professional services and other	12,428	6,867	81%
Total cost of revenues	$34,490	$18,640	85%

Cost of subscription revenues were $22.1 million for the three months ended July 31, 2019 compared to $11.8 million for the three months ended July 31, 2018, an increase of $10.3 million, or 87%. The increase in cost of subscription revenues was primarily due to increases of $3.9 million increase in intangible amortization, $3.1 million in hosting fees to accommodate increased customer spend, $2.3 million in employee compensation costs related to higher headcount, including stock-based compensation costs, and $1.0 million in other costs driven by our overall growth.

Cost of professional services was $12.4 million for the three months ended July 31, 2019 compared to $6.9 million for the three months ended July 31, 2018, an increase of $5.5 million, or 81%. The increase in cost of professional services was primarily due to an increase of $3.5 million in employee compensation costs related to higher headcount, including stock-based compensation costs, $1.2 million for professional and outside services primarily related to new customers implementation and $0.8 million in other costs driven by our overall growth.

Gross Profit

	Three Months Ended
	July 31,
	2019	2018	% Change
	(in thousands)
Gross profit	$60,649	$43,011	41%

Gross profit was $60.6 million for the three months ended July 31, 2019, compared to $43.0 million for the three months ended July 31, 2018, an increase of $17.6 million, or 41%. The increase in gross profit was primarily due to the acquisition of new customers, and the sale of new additional users or modules to existing customers, in addition and to a lesser extent, new revenues generated by the acquisitions completed during the three months ended July 31, 2019 and the three months ended July 31, 2018. Gross margin, defined as gross profit divided by total revenues, was 64% for the three months ended July 31, 2019, compared to 70% for the three months ended July 31, 2018. The decrease in gross margin was primarily due to increased amortization of developed technology arising from completed acquisitions and the increased stock-based compensation costs.

Operating Expenses

Research and Development

	Three Months Ended
	July 31,
	2019	2018	% Change
	(in thousands)
Research and development	$23,364	$13,415	74%

Research and development expenses were $23.4 million for the three months ended July 31, 2019 compared to $13.4 million for the three months ended July 31, 2018, an increase of $10.0 million, or 74%. The increase was primarily due to increases of $8.2 million in employee compensation costs related to higher headcount, including stock-based compensation costs, $1.7 million related to allocated facilities and other costs driven by our overall growth, and a $0.9 million increase in subcontractor costs, offset by an increase of $0.8 million in development costs capitalized in the period. We expect research and development expenses will continue to increase in fiscal 2020 in absolute dollars as we continue to invest in research and development activities.

Sales and Marketing

	Three Months Ended
	July 31,
	2019	2018	% Change
	(in thousands)
Sales and marketing	$39,820	$26,580	50%

Sales and marketing expenses were $39.8 million for the three months ended July 31, 2019 compared to $26.6 million for the three months ended July 31, 2018, an increase of $13.2 million, or 50%. The increase was primarily due to an increase of $8.9 million in employee compensation costs related to higher headcount, including stock-based compensation costs, $2.2 million related to travel, allocated facilities, and other costs, $1.4 million increase in amortization of customer relationship intangible assets arising from completed acquisitions, and $0.7 million increase in net expenses related to our INSPIRE conference. We expect sales and marketing expenses will increase in fiscal 2020 due to the continuing expansion of our global sales and marketing activities.

General and Administrative

	Three Months Ended
	July 31,
	2019	2018	% Change
	(in thousands)
General and administrative	$20,269	$13,640	49%

General and administrative expenses were $20.3 million for the three months ended July 31, 2019 compared to $13.6 million for the three months ended July 31, 2018, an increase of $6.7 million, or 49%. The increase was primarily due to $4.1 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $1.7 million for professional and outside service costs related to acquisition cost for the recently completed acquisitions, and an increase of $0.9 million related to allocated facilities and other costs driven by our overall growth. We expect general and administrative expenses will continue to increase in fiscal 2020 in absolute dollars due to the growth of our company.

Interest Expense

	Three Months Ended
	July 31,
	2019	2018	% Change
	(in thousands)
Interest expense	$8,511	$3,122	173%

Interest expense was $8.5 million for the three months ended July 31, 2019 compared to $3.1 for the three months ended July 31, 2018. The $5.4 million increase in interest expense was primarily due to amortization of the debt discount and issuance costs on our 2025 Notes issued during the quarter ended July 31, 2019.

Interest Income and Other, Net

	Three Months Ended
	July 31,
	2019	2018	% Change
	(in thousands)
Interest income and other, net	$1,479	$372	297%

Interest income and other, net was $1.5 million for the three months ended July 31, 2019 compared to $0.4 million for the three months ended July 31, 2018. The increase in other income, net was primarily due to $1.1 million increase in interest income earned from our greater investment in marketable securities and money market funds.

Provision for (Benefit From) Income Taxes

	Three Months Ended
	July 31,
	2019	2018	% Change
	(in thousands)
Provision for (benefit from) income taxes	$(9,842)	$480	NM

Benefit from income taxes was $9.8 million for the three months ended July 31, 2019 compared to an income tax provision for income taxes of $0.5 million for income taxes for the three months ended July 31, 2018. Benefit from income taxes is primarily related to the release of a valuation allowance of $9.9 million which resulted from the recording of the Exari acquisition during the quarter ended July 31, 2019, partially offset by income taxes related to foreign and state jurisdictions.

Six Months Ended July 31, 2019 and July 31, 2018

Revenues

	Six Months Ended
	July 31,
	2019	2018	% Change
	(in thousands)
Subscription	$156,439	$105,340	49%
Professional services and other	20,044	12,663	58%
Total revenues	$176,483	$118,003	50%

Total revenues were $176.5 million for the six months ended July 31, 2019 compared to $118.0 million for the six months ended July 31, 2019, an increase of $58.5 million, or 50%. Subscription revenues were $156.4 million, or 89% of total revenues, for the six months ended July 31, 2019, compared to $105.3 million, or 89% of total revenues, for the six months ended July 31, 2018. This increase in absolute dollars was primarily due to the acquisition of new customers and the sale of additional modules and users to existing customers, and to a lesser extent, new revenues generated from completed acquisitions. Professional services revenues were $20.0 million for the six months ended July 31, 2019 compared to $12.7 million for the six months ended July 31, 2018. The increase of $7.3 million, or 58%, was primarily due to an increase in customers, and new revenues generated from completed acquisitions.

Cost of Revenues

	Six Months Ended
	July 31,
	2019	2018	% Change
	(in thousands)
Subscription	$39,465	$22,947	72%
Professional services and other	22,354	13,818	62%
Total cost of revenues	$61,819	$36,765	68%

Cost of subscription was $39.5 million for the six months ended July 31, 2019 compared to $22.9 million for the six months ended July 31, 2018, an increase of $16.6 million, or 72%. The increase in cost of subscription was primarily due to increases of $5.7 million in hosting fees to accommodate increased customer spend, $5.3 million increase in intangible amortization, $4.2 million in employee compensation costs related to higher headcount, including stock-based compensation costs, and $1.4 million in other costs driven by our overall growth.

Cost of professional services was $22.4 million for the six months ended July 31, 2019 compared to $13.8 million for the six months ended July 31, 2018, an increase of $8.6 million, or 62%. The increase in cost of professional services was primarily due to an increase of $5.5 million in employee compensation costs related to higher headcount, including stock-based compensation costs, $1.7 million for professional and outside services primarily related to new customer implementations and $1.4 million in other costs driven by our overall growth.

Gross Profit

	Six Months Ended
	July 31,
	2019	2018	% Change
	(in thousands)
Gross profit	$114,664	$81,238	41%

Gross profit was $114.7 million for the six months ended July 31, 2019, compared to $81.2 million for the six months ended July 31, 2018, an increase of $33.5 million, or 41%. The increase in gross profit was primarily due to the acquisition of new customers, and the sale of new additional users or modules to existing customers, in addition and to a lesser extent, new revenues generated from completed acquisitions. Gross margin was 65% for the six months ended July 31, 2019, compared to 69% for the six months ended July 31, 2018. The decrease in gross margin was primarily due to increased amortization of developed technology arising from completed acquisitions and the increased stock-based compensation costs.

Operating Expenses

Research and Development

	Six Months Ended
	July 31,
	2019	2018	% Change
	(in thousands)
Research and development	$44,378	$26,616	67%

Research and development expenses were $44.4 million for the six months ended July 31, 2019 compared to $26.6 million for the six months ended July 31, 2018, an increase of $17.8 million, or 67%. The increase was primarily due to increases of $15.2 million in employee compensation costs related to higher headcount, including stock-based compensation costs, $3.0 million related to allocated facilities and other costs driven by our overall growth and $1.2 million increase in subcontractor costs, offset by an increase of $1.6 million in development costs capitalized in the period. We expect research and development expenses will continue to increase in fiscal 2020 in absolute dollars as we continue to invest in research and development activities.

Sales and Marketing

	Six Months Ended
	July 31,
	2019	2018	% Change
	(in thousands)
Sales and marketing	$73,430	$51,240	43%

Sales and marketing expenses were $73.4 million for the six months ended July 31, 2019 compared to $51.2 million for the six months ended July 31, 2018, an increase of $22.2 million, or 43%. The increase was primarily due to an increase of $15.6 million in employee compensation costs related to higher headcount, including stock-based compensation costs, $4.0 million related to travel, allocated facilities, and other costs, $2.1 million increase in amortization of customer relationships arising from completed acquisitions, and $0.5 million increase in net expenses related to our INSPIRE conference. We expect sales and marketing expenses will increase in fiscal 2020 due to the continuing expansion of our global sales and marketing activities.

General and Administrative

	Six Months Ended
	July 31,
	2019	2018	% Change
	(in thousands)
General and administrative	$37,467	$26,075	44%

General and administrative expenses were $37.5 million for the six months ended July 31, 2019 compared to $26.1 million for the six months ended July 31, 2018, an increase of $11.4 million, or 44%. The increase was primarily due to $7.2 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $2.7 million for professional and outside service costs related to acquisition cost for the recently completed acquisitions, and an increase of $1.5 million related to allocated facilities and other costs driven by our overall growth. We expect general and administrative expenses will continue to increase in fiscal 2020 in absolute dollars due to the growth of our company.

Interest Expense

	Six Months Ended
	July 31,
	2019	2018	% Change
	(in thousands)
Interest expense	$11,686	$6,095	92%

Interest expense was $11.7 million for the six months ended July 31, 2019 compared to $6.1 million for the six months ended July 31, 2018. The $5.6 million increase in interest expense was primarily due to amortization of the debt discount and issuance costs on our 2025 Notes issued during the quarter ended July 31, 2019.

Interest Income and Other, Net

	Six Months Ended
	July 31,
	2019	2018	% Change
	(in thousands)
Interest income and other, net	$2,403	$450	434%

Interest income and other, net was $2.4 million for the six months ended July 31, 2019 compared to $0.5 million for the six months ended July 31, 2018. The $1.9 million increase in Interest income and other, net was due to a $1.8 million increase in interest income earned from our greater investment in marketable securities and money market funds, and $0.1 million net decrease in currency losses.

Provision for (Benefit From) Income Taxes

	Six Months Ended
	July 31,
	2019	2018	% Change
	(in thousands)
Provision for (benefit from) income taxes	$(9,432)	$970	NM

Benefit from income taxes was $9.4 million for the six months ended July 31, 2019 compared to an income tax provision of $1.0 million for the six months ended July 31, 2018. Benefit from income taxes is primarily related to the release of a valuation allowance of $9.9 million which resulted from the recording of the Exari acquisition during the quarter ended July 31, 2019, partially offset by income taxes related to foreign and state jurisdictions.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents, marketable securities, and cash generated from operations. As of July 31, 2019, we had cash and cash equivalents of $613.9 million, and marketable securities of $194.3 million. We had outstanding 2023 Notes and 2025 Notes with principal amount of $230 million and $805 million, respectively, as of July 31, 2019. For more than twenty trading days during the thirty consecutive trading days ended July 31, 2019, the last reported sale price of our common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes are convertible at the option of the holders and the $180.7 million carrying amount of the 2023 Notes was classified as a short-term liability at July 31, 2019. We have the ability to settle the Convertible Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. The 2025 Notes were not convertible as of July 31, 2019.

In conjunction with the issuance of the Convertible Notes, we entered into capped call transactions that reduces our exposure to additional cash payments above principal balances in the event of a cash conversion of the Convertible Notes. We may owe additional cash to the note holders upon early conversion if our stock price exceeds $63.821 per share for the 2023 Notes or $295.55 for the 2025 Notes. Although our incremental exposure to the additional cash payment above the principal amount of the Convertible Notes is reduced by the capped calls, conversion of the Convertible Notes by noteholders may cause dilution to the ownership interests of existing stockholders. It is our current intent to settle conversions of the 2023 Notes and 2025 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.

Our cash equivalents are comprised primarily of bank deposits and money market funds. We believe our existing cash and cash equivalents and marketable securities will be sufficient to meet our projected operating requirements for at least the next 12 months.

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

Operating Activities

Cash provided by operating activities was $20.0 million for the six months ended July 31, 2019. The primary source of cash inflow was collections from our customers, partially offset by payments for operating expenses which are mainly related to employee costs, hosting costs, marketing programs, office facilities, and dues and subscriptions.

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

Investing Activities

Cash used in investing activities for the six months ended July 31, 2019 of $231.5 million was primarily related to $210.5 million used in the acquisition of Exari, $14.9 million of net purchase of short term marketable securities, and $6.1 million for purchases of property and equipment.

Cash used in investing activities for the six months ended July 31, 2018 of $165.1 million was primarily related to the purchase of marketable securities of $160.5 million, $3.4 million for purchases of property and equipment, and $1.2 million spent on business acquisitions.

Financing Activities

Cash provided by financing activities for the six months ended July 31, 2019 of $684.1 million was primarily due to net proceeds of $667.8 million from the issuance of 2025 Notes and the purchase of the associated capped calls, $10.9 million proceeds from the exercise of stock options and $5.4 million from the proceeds received for common stock issued under the ESPP plan during the six months ended July 31, 2019.

Cash provided by financing activities for the six months ended July 31, 2018 of $10.3 million was primarily due to $6.8 million in proceeds from the exercise of stock options and $4.1 million from the proceeds received for common stock issued under the ESPP plan, offset by the payment of $0.6 million in issuance costs related to the issuance of our 2023 Notes in January 2018.

Off-Balance Sheet Arrangements

Through July 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

Our principal commitments and contractual obligations consist of our Convertible Notes, obligations under operating leases for office facilities and contractual purchase obligations for hosting services that support our business operations. The following table summarizes our non-cancelable contractual obligations as of July 31, 2019:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Convertible senior notes (1)	$1,035,000	$—	$—	$230,000	$805,000
Aggregate interest obligations (1)(2)	9,499	1,880	3,738	2,875	1,006
Operating lease obligations	37,345	8,974	16,618	11,424	329
Purchase obligations	17,000	5,000	12,000	—	—
Total contractual obligations	$1,098,844	$15,854	$32,356	$244,299	$806,335
(1)

The conversion period for the 2023 Notes was open as of July 31, 2019, and as such the net carrying value of the 2023 Notes is included within current liabilities on our condensed Consolidated Balance Sheet. The principal balances of $230 million of the 2023 Notes are reflected in the payment period in the table above based on the contractual maturity assuming no conversion.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Non-GAAP operating profit	$4,823	$4,029	$7,039	$4,346
Non-GAAP net profit	$5,308	$3,297	$7,453	$2,760
Free cash flows	$(2,267)	$9,016	$13,872	$20,528

We define non‑GAAP operating profit as loss from operations before stock‑based compensation and amortization of acquired intangible assets. We define non‑GAAP net profit as net loss before stock‑based compensation, amortization of acquired intangible assets, amortization of debt discount and issuance costs, and related tax effects, including non-recurring income tax adjustments. We define free cash flows as operating cash flows less purchases of property and equipment.

We believe non‑GAAP operating profit and non-GAAP net profit provide investors and other users of our financial information consistency and comparability with our past financial performance and facilitate period to period comparisons of operations. We believe non‑GAAP operating profit and non-GAAP net profit are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We believe information regarding free cash flows provides useful information to investors because it is an indicator of the strength and performance of our business operations.

We use non‑GAAP operating profit, non-GAAP net profit and free cash flows in conjunction with traditional GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non‑GAAP operating profit, non-GAAP net profit and free cash flows should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.

We compensate for these limitations by providing investors and other users of our financial information a reconciliation of non‑GAAP operating profit to loss from operations, non-GAAP net profit to net loss, and free cash flows to operating cash flows. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non‑GAAP operating profit, non-GAAP net profit, and free cash flows in conjunction with loss from operations, net loss, and the condensed consolidated statements of cash flows. The following tables provide a reconciliation of loss from operations to non‑GAAP operating profit, from net loss to non-GAAP net profit, and from net cash provided by operating activities to free cash flows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Loss from operations	$(22,804)	$(10,624)	$(40,611)	$(22,693)
Stock-based compensation	21,268	13,558	38,113	24,870
Amortization of acquired intangible assets	6,359	1,095	9,537	2,169
Non-GAAP operating profit	$4,823	$4,029	$7,039	$4,346

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Net loss	$(19,994)	$(13,854)	$(40,462)	$(29,308)
Stock-based compensation	21,268	13,558	38,113	24,870
Amortization of acquired intangible assets	6,359	1,095	9,537	2,169
Amortization of debt discount and issuance costs	8,038	2,894	10,998	5,642
Income tax effects and adjustments	(10,363)	(396)	(10,733)	(613)
Non-GAAP net profit	$5,308	$3,297	$7,453	$2,760

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Net cash provided by operating activities	$1,252	$11,308	$20,045	$23,944
Less: purchases of property and equipment	(3,519)	(2,292)	(6,173)	(3,416)
Free cash flows	$(2,267)	$9,016	$13,872	$20,528

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British Pound Sterling. Due to the relative size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We performed a sensitivity analysis as of July 31, 2019 and January 31, 2019, and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate $3.0 million and $3.3 million impact on our net losses, respectively. We expect our international operations to continue to grow in the near term and we are continually monitoring the foreign currency exposure to determine when we should begin a hedging program. The majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.

Market Risk and Market Interest Risk

In June 2019, we issued $805 million aggregate principal amount of 0.125% convertible senior notes due 2025. In January 2018, we issued $230 million aggregate principal amount of 0.375% convertible senior notes due 2023. The 2025 Note and 2023 Notes have fixed annual interest rates at 0.125% and 0.375%, respectively and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the values of the Convertible Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the convertible senior notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

Our exposure to interest rate risk also is related to our interest-bearing assets, primarily our cash and cash equivalents. Fluctuations in interest rates impact the yield of the investment. A hypothetical 100 basis points increase in interest rates would have impacted interest income by $700,000 and $800,000 for the three months ended July 31, 2019 and 2018, respectively.

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

Risks Related to Our Business and Industry

We have a limited operating history at our current scale, which makes it difficult to predict our future operating results.

We were incorporated in 2006 and introduced our first software module shortly thereafter and over time have invested in building our integrated platform, including completing multiple acquisitions. As a result of our limited operating history at our current scale, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

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

In the large enterprise market, the customer’s decision to use our platform may be an enterprise-wide decision; therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our platform, which causes us to expend substantial time, effort and money educating them as to the value of our platform. In addition, because we are a relatively new company with a limited operating history, our target customers may prefer to purchase software that is critical to their business from one of our larger, more established competitors. Our typical sales cycle can range from three to nine months, and it is possible that sales cycles may continue to be lengthy or increase. Longer sales cycles could cause our operating and financial results to suffer in a given period.

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

Our quarterly results of operations, as well as our key metrics discussed elsewhere in this quarterly report, including the levels of our revenues, gross margin, cash flow and deferred revenue, may vary significantly in the future and period-to-period comparisons of our operating results and key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, as a result they may not fully reflect the underlying performance of our business. These quarterly fluctuations may negatively affect the value of our common stock. Factors that may cause these fluctuations include, without limitation:

•	our ability to attract new customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	the timing of recognition of revenues;
•	the amount and timing of operating expenses;
•	general economic, industry and market conditions, both domestically and internationally;
•	the timing of our billing and collections;
•	customer renewal and expansion rates;
•	security breaches of, technical difficulties with, or interruptions to the delivery and use of our products on our platform;
•	the amount and timing of completion of professional services engagements;
•	increases or decreases in the number of users for our platform, increases or decreases in the modules purchased for our platform or pricing changes upon any renewals of customer agreements;
•	changes in our pricing policies or those of our competitors;
•	seasonal variations in sales of our software subscriptions, which have historically been highest in the fourth quarter of a calendar year but may vary in future quarters;
•

the timing and success of new module introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	changes in foreign currency exchange rates;
•	extraordinary expenses such as litigation or other dispute-related expenses or settlement payments;
•	sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;
•	the impact of new accounting pronouncements and the adoption thereof;
•	fluctuations in stock-based compensation expense;
•	expenses in connection with mergers, acquisitions or other strategic transactions; and
•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangibles from acquired companies.

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

In addition, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

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

We generally recognize subscription revenues from customers ratably over the terms of their contracts. Most of the subscription revenues we report on each quarter are derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter would likely have only a small impact on our revenues for that quarter. However, such a decline would negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our pricing policies or rate of renewals, may not be fully apparent from our reported results of operations until future periods.

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

Brand promotion activities may not generate customer awareness or increase revenues, and, even if they do, any increase in revenues may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in doing so, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform.

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

All of these domestic and international legislative and regulatory initiatives may adversely affect our customers’ ability to process, handle, store, use and transmit demographic and personal information from their employees, customers and suppliers, which could reduce demand for our platform. The European Union (“EU”) and many countries in Europe have stringent privacy laws and regulations, which may affect our ability to operate cost effectively in certain European countries. In particular, the EU has adopted the General Data Protection Regulation (“GDPR”) which went into effect on May 25, 2018 and contains numerous requirements and changes, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. We may find it necessary to establish systems in the EU to maintain personal data originating from the EU, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law.

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

We may experience future claims that our platform and underlying technology infringe or violate others’ intellectual property rights, and it is possible we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers and business partners or to pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify our platform or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly, distracting and time-consuming and could harm our brand, business, results of operations and financial condition.

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

We have incurred significant losses in each period since our inception in 2006. We incurred net losses of $55.5 million, $43.8 million, and $37.6 million in the fiscal years ended January 31, 2019, 2018, and 2017, respectively, and we incurred net losses of $40.5 million in the six months ended July 31, 2019. We had an accumulated deficit of $295.3 million at July 31, 2019. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses because costs associated with acquiring customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for longer or shorter periods). If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis. You should not consider our recent growth in revenues as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a midterm or long-term basis.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 38%, 35%, and 32% of our total revenues for the fiscal years ended January 31, 2019, 2018, and 2017, respectively, and constituted 37% of total revenues for the six months ended July 31, 2019. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. While we are gaining additional experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to continue to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the Nasdaq Global Select Market, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and made some activities more time consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we are incurring significant expenses and devoting substantial management effort toward ensuring ongoing compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which have increased now that we are no longer an emerging growth company, as defined by the JOBS Act. We have hired and may need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company.

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

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities, at any of our cloud hosting provider facilities, or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect Internet service providers, this could adversely affect the ability of our customers to use our products and platform. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.

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

In January 2018, we issued $230 million aggregate principal amount of 0.375% convertible senior notes due 2023, which we refer to as the 2023 Convertible Notes, and in June 2019, we issued $805 million aggregate principal amount of our 0.125% Convertible Senior Notes due 2025, which we refer to as our 2025 Convertible Notes, which we collectively refer to as the Convertible Notes. Our indebtedness may:

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

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 9 of notes to our condensed consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of July 31, 2019, and the 2023 Convertible Notes are currently convertible at the option of the holders as of July 31, 2019 through October 31, 2019.

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

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes and could also impact the trading price of the Convertible Notes. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock has ranged from $22.50 to $148.00 through July 31, 2019. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Our Restated Certificate provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our Restated Certificate or our Restated Bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions. For the avoidance of doubt, these choice of forum provisions may not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

We previously entered into a severance and change in control agreement with each of our named executive officers and certain of our other officers (the “Prior Agreements”). The Prior Agreements were scheduled to terminate automatically on October 12, 2019, the third anniversary of the closing of our initial public offering. On September 4, 2019, our compensation committee approved an extension of the Prior Agreements for an additional three years.  The following material modifications were also approved: (i) if our CEO’s employment is terminated by us without cause or if he resigns for good reason, in either case within 3 months prior to or 12 months after a change in control (such period, the “Change in Control Period”), he will be eligible to receive 18 months of his base salary and target bonus (increased in each case from 12 months) and (ii) if another one of our named executive officers or other eligible officers is terminated by us without cause or resigns for good reason, in either case within the Change in Control Period, such officer will be eligible to receive 12 months of such officer’s base salary and target bonus (increased from 12 months of base salary only).

Each of our named executive officers and each other officer party to an effective Prior Agreement will enter into an amended and restated severance and change in control agreement with the extended term and the applicable modifications set forth above.  No other material changes were made to the Prior Agreements as a result of the amendment and restatement of such agreements and, except as modified above, all other severance and other rights under the Prior Agreements will continue to apply.

Item 6. Exhibits.

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger by and among the Company, Epic Merger Sub, Inc., Exari Group, Inc., and Beacon Equity Partners, LLC as stockholder representative.	8-K	001-37901	2.1	April 16, 2019

4.1	Indenture (including Form of Note) with respect to the Company’s 0.125% Convertible Senior Notes due 2025, dated as of June 11, 2019, between the Company and Wilmington Trust, National Association, as Trustee.	8-K	001-37901	4.1	June 11, 2019

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

Coupa Software Incorporated

Date: September 5, 2019	By:	/s/ Robert Bernshteyn
Robert Bernshteyn
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: September 5, 2019	By:	/s/ Todd Ford
Todd Ford
Chief Financial Officer (Principal Financial Officer)