Form 10-Q
period 2019-10-31
Coupa Software Inc
filed 2019-12-03
CIK 1385867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

As of November 29, 2019, the Registrant had 63,798,628 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	October 31,	January 31,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$587,029	$141,250
Marketable securities	255,327	180,169
Accounts receivable, net of allowances	79,658	95,274
Prepaid expenses and other current assets	24,017	10,343
Deferred commissions, current portion	10,043	7,324
Total current assets	956,074	434,360
Property and equipment, net	17,807	10,549
Deferred commissions, net of current portion	25,001	18,904
Goodwill	370,869	209,560
Intangible assets, net	96,848	55,925
Operating lease right-of-use assets	31,657	—
Other assets	13,325	10,766
Total assets	$1,511,581	$740,064
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,008	$5,485
Accrued expenses and other current liabilities	68,432	41,792
Deferred revenue, current portion	189,490	179,967
Operating lease liabilities, current portion	7,395	—
Current portion of convertible senior notes, net (Note 9)	183,875	174,615
Total current liabilities	452,200	401,859
Convertible senior notes, net (Note 9)	553,280	—
Deferred revenue, net of current portion	3,026	2,620
Operating lease liabilities, net of current portion	26,024	—
Other liabilities	17,555	22,304
Total liabilities	1,052,085	426,783
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at October 31, 2019 and January 31, 2019; zero shares issued and outstanding at October 31, 2019 and January 31, 2019	—	—
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at October 31, 2019 and January 31, 2019; 63,667,275 and 60,455,381 shares issued and outstanding at October 31, 2019 and January 31, 2019, respectively	7	6
Additional paid-in capital	782,043	567,797
Accumulated other comprehensive income (loss)	(918)	335
Accumulated deficit	(321,636)	(254,857)
Total stockholders’ equity	459,496	313,281
Total liabilities and stockholders’ equity	$1,511,581	$740,064

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Revenues:
Subscription	$90,175	$60,559	$246,614	$165,899
Professional services and other	11,609	6,896	31,653	19,559
Total revenues	101,784	67,455	278,267	185,458
Cost of revenues:
Subscription	23,752	13,990	63,217	36,937
Professional services and other	13,542	7,674	35,896	21,492
Total cost of revenues	37,294	21,664	99,113	58,429
Gross profit	64,490	45,791	179,154	127,029
Operating expenses:
Research and development	23,460	16,077	67,838	42,693
Sales and marketing	39,145	25,622	112,575	76,862
General and administrative	18,830	14,010	56,297	40,085
Total operating expenses	81,435	55,709	236,710	159,640
Loss from operations	(16,945)	(9,918)	(57,556)	(32,611)
Interest expense	(13,188)	(3,181)	(24,874)	(9,276)
Interest income and other, net	4,076	1,112	6,479	1,562
Loss before provision for (benefit from) income taxes	(26,057)	(11,987)	(75,951)	(40,325)
Provision for (benefit from) income taxes	260	(2,342)	(9,172)	(1,372)
Net loss	$(26,317)	$(9,645)	$(66,779)	$(38,953)
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.17)	$(1.08)	$(0.68)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	63,057	58,212	61,973	57,030

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Net loss	$(26,317)	$(9,645)	$(66,779)	$(38,953)
Other comprehensive gain (loss) in relation to defined benefit plans, net of tax	(58)	(22)	(1,463)	87
Changes in unrealized gain (loss) on marketable securities, net of tax	373	(68)	210	(100)
Comprehensive loss	$(26,002)	$(9,735)	$(68,032)	$(38,966)

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended October 31, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at July 31, 2019	62,727,158	$7	$750,617	$(1,233)	$(295,319)	$454,072
Issuance of common stock for employee share purchase plan	106,654	—	6,059	—	—	6,059
Exercise of stock options	524,686	—	3,189	—	—	3,189
Stock-based compensation expense	—	—	22,178	—	—	22,178
Vested restricted stock units	308,777	—	—	—	—	—
Other comprehensive income	—	—	—	315	—	315
Net loss	—	—	—	—	(26,317)	(26,317)
Balance at October 31, 2019	63,667,275	$7	$782,043	$(918)	$(321,636)	$459,496

	Nine Months Ended October 31, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 31, 2019	60,455,381	$6	$567,797	$335	$(254,857)	$313,281
Equity component of 2025 Notes, net of issuance costs	—	—	246,967	—	—	246,967
Purchase of capped calls	—	—	(118,738)	—	—	(118,738)
Cancellation of common stock issued from acquisitions	(7,784)	—	—	—	—	—
Issuance of common stock for employee share purchase plan	215,412	—	11,455	—	—	11,455
Exercise of stock options	2,164,207	1	13,730	—	—	13,731
Stock-based compensation expense	—	—	60,832	—	—	60,832
Vested restricted stock units	840,059	—	—	—	—	—
Other comprehensive loss	—	—	—	(1,253)	—	(1,253)
Net loss	—	—	—	—	(66,779)	(66,779)
Balance at October 31, 2019	63,667,275	$7	$782,043	$(918)	$(321,636)	$459,496

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended October 31, 2018
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at July 31, 2018	57,881,483	$6	$481,543	$(221)	$(228,641)	$252,687
Issuance of common stock for acquisitions (Note 4)	262,992	—	46,157	—	—	46,157
Issuance of common stock for employee share purchase plan	257,034	—	4,641	—	—	4,641
Exercise of stock options	696,205	—	3,638	—	—	3,638
Vesting of early exercised stock options	—	—	91	—	—	91
Stock-based compensation expense	—	—	14,043	—	—	14,043
Vested restricted stock units	226,587	—	—	—	—	—
Other comprehensive loss	—	—	—	(90)	—	(90)
Net loss	—	—	—	—	(9,645)	(9,645)
Balance at October 31, 2018	59,324,301	$6	$550,113	$(311)	$(238,286)	$311,522

	Nine Months Ended October 31, 2018
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 31, 2018	55,712,342	$6	$445,318	$(298)	$(204,481)	$240,545
Issuance of common stock for acquisitions (Note 4)	262,144	—	46,157	—	—	46,157
Issuance of common stock for employee share purchase plan	505,717	—	8,778	—	—	8,778
Exercise of stock options	2,228,816	—	10,448	—	—	10,448
Vesting of early exercised stock options	—	—	273	—	—	273
Stock-based compensation expense	—	—	39,139	—	—	39,139
Vested restricted stock units	615,282	—	—	—	—	—
Impact of the adoption of new accounting pronouncements	—	—	—	—	5,148	5,148
Other comprehensive loss	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(38,953)	(38,953)
Balance at October 31, 2018	59,324,301	$6	$550,113	$(311)	$(238,286)	$311,522

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31,
	2019	2018
Cash flows from operating activities
Net loss	$(66,779)	$(38,953)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,165	6,720
Accretion of discounts on marketable securities, net	374	(956)
Amortization of deferred commissions	6,675	4,127
Amortization of debt discount and issuance costs	23,350	8,595
Stock-based compensation	60,068	38,690
Other	(637)	(374)
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	23,855	12,391
Prepaid expenses and other current assets	(9,839)	(3,304)
Other assets	(2,998)	(542)
Deferred commissions	(15,491)	(8,467)
Accounts payable	(4,126)	2,458
Accrued expenses and other liabilities	6,895	6,362
Deferred revenue	5,365	1,216
Net cash provided by operating activities	45,877	27,963
Cash flows from investing activities
Purchases of marketable securities	(318,759)	(209,331)
Maturities of marketable securities	44,796	31,834
Sales of marketable securities	199,314	—
Acquisitions, net of cash acquired	(208,505)	(49,211)
Purchases of property and equipment	(9,862)	(4,870)
Net cash used in investing activities	(293,016)	(231,578)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	786,157	(639)
Purchase of capped calls	(118,738)	—
Proceeds from the exercise of common stock options	14,095	10,174
Proceeds from issuance of common stock for employee stock purchase plan	11,455	8,778
Net cash provided by financing activities	692,969	18,313
Net increase (decrease) in cash, cash equivalents, and restricted cash	445,830	(185,302)
Cash, cash equivalents, and restricted cash at beginning of year	141,319	412,976
Cash, cash equivalents, and restricted cash at end of period	$587,149	$227,674
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$587,029	$227,606
Restricted cash included in other assets	120	68
Total cash, cash equivalents, and restricted cash	$587,149	$227,674

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31,
	2019	2018
Supplemental disclosure of cash flow data
Cash paid for income taxes	$1,584	$4,056
Cash paid for interest	$543	$426
Supplemental disclosure of non-cash investing and financing activities
Vesting of early exercised stock options	$—	$273
Property and equipment included in accounts payable and accrued expenses and other liabilities	$537	$897

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2019 filed with the SEC on March 27, 2019 (the “Form 10-K”). The condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated during consolidation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including, but not limited to, the valuation of accounts receivable, the lives of tangible and intangible assets, stock-based compensation, the fair value of contingent stock consideration, the valuation of acquired intangible assets and the recoverability or impairment of tangible and intangible assets, including goodwill, revenue recognition, the fair value of marketable securities, convertible senior notes fair value, the benefit period of deferred commissions, provision for (benefit from) income taxes, and the discount rate used to calculate operating lease liabilities. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss consists of net loss, other comprehensive gain (loss) in relation to defined benefits plans, net of tax, and changes in unrealized gain (loss) on marketable securities, net of tax. The other comprehensive gain (loss) in relation to defined benefits plans represents net deferred gains and losses and prior service costs and credits for the defined benefit pension plans.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. The Company records a receivable when revenue is recognized prior to invoicing. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition. Subscription and fixed-fee professional services arrangements are commonly billed in advance, recognized as deferred revenue, and then amortized as revenue over time. However, other professional services arrangements, primarily those recognized on a time-and-materials basis, are billed in arrears following services that have been rendered. This may result in revenue recognition greater than invoiced amounts which results in a receivable balance. Receivables represent an unconditional right to payment. As of October 31, 2019 and January 31, 2019, the balance of accounts receivable, net of the allowance for doubtful accounts, was $79.7 million and $95.3 million, respectively. Of these balances, $5.3 million and $1.5 million represent unbilled receivable amounts as of October 31, 2019 and January 31, 2019, respectively. As of October 31, 2019, the Company also had long-term unbilled receivables of approximately $881,000 which was included in Other assets on the condensed consolidated balance sheet.

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

At any point in the contract term, transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied. These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. As of October 31, 2019, approximately $593.3 million of revenue is expected to be recognized from remaining performance obligations, a majority of which is related to multi-year subscription arrangements. The Company expects to recognize revenue on approximately three-fourths of these remaining performance obligations within the next 24 months and the remainder thereafter. The Company applies the practical expedient to exclude remaining performance obligations that are part of contracts with an original expected duration of one year or less. During the three and nine months ended October 31, 2019, the revenue recognized from performance obligations satisfied in prior periods was approximately $881,000 and $326,000, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the normal course of business and does not require cash collateral or other security to support the collection of customer receivables. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, historical experience, and communications with customers, and provides a reserve when needed. Accounts receivable are written off when deemed uncollectible. The allowance for doubtful accounts was not material at October 31, 2019 and January 31, 2019.

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancellable contracts that have not yet been billed. During the three months ended October 31, 2019, the Company recognized revenue of $81.5 million that was included in the deferred revenue balance as of July 31, 2019. During the nine months ended October 31, 2019, the Company recognized revenue of $160.6 million that was included in the deferred revenue balance as of January 31, 2019.

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

The Company capitalized commission costs of $5.6 million and $3.2 million and amortized $2.4 million and $1.5 million to sales and marketing expense in the accompanying condensed consolidated statements of operations during the three months ended October 31, 2019 and 2018, respectively. The Company capitalized commission costs of $15.5 million and $17.5 million and amortized $6.7 million and $4.2 million to sales and marketing expense in the accompanying condensed consolidated statements of operations during the nine months ended October 31, 2019 and 2018, respectively.

Updated Significant Accounting Policy

Leases

Leases arise from contracts which convey the right to control the use of identified property or equipment for a period of time in exchange for consideration. The Company’s leasing arrangements are primarily for office space used to conduct operations. The Company determines whether contracts include a lease at the inception of the contract.

Leases are classified at commencement as either operating or finance leases. As of October 31, 2019, all of the Company’s leases are classified as operating leases. Rent expense for operating leases is recognized using the straight-line method over the term of the agreement beginning on the lease commencement date.

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

As of October 31, 2019, the Company was not a lessor in leasing arrangements or a party to any sublease arrangements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment, and clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company early adopted this standard on February 1, 2019, and the adoption did not have an impact on the Company’s condensed consolidated financial statements.

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

Note 3. Marketable Securities

The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	October 31, 2019
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$156,506	$237	$—	$156,743
Corporate notes and bonds	57,875	87	—	57,962
Commercial paper	20,365	—	—	20,365
Asset backed securities	20,234	23	—	20,257
Total marketable securities	$254,980	$347	$—	$255,327

	January 31, 2019
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. agency obligations	$40,284	$16	$(5)	$40,295
U.S. treasury securities	84,805	29	(4)	84,830
Corporate notes and bonds	29,322	10	(6)	29,326
Commercial paper	14,876	—	—	14,876
Asset backed securities	10,835	9	(2)	10,842
Total marketable securities	$180,122	$64	$(17)	$180,169

As of October 31, 2019, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$231,050
Due in one year through five years	24,277
$255,327

The Company does not believe that any unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence. To determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value and its intent and ability to retain the marketable securities for a period of time sufficient to allow for any anticipated recovery in fair value. The Company considers all marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities as current assets in the accompanying condensed consolidated balance sheets. No marketable securities were sold during the three months ended October 31, 2019.

Note 4. Business Combinations

Exari Group, Inc.

On May 6, 2019, the Company completed the acquisition of Exari Group, Inc. (“Exari”) for consideration of approximately $214.6 million in cash. The acquisition extends the Company’s BSM platform with advanced contract lifecycle management capabilities to enable companies to comprehensively manage their contract lifecycle and operationalize their contracts against spend transactions.

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

May 6, 2019
Cash and cash equivalents	$6,337
Accounts receivable	8,181
Intangible assets	57,000
Other assets	5,792
Goodwill	161,512
Accounts payable and other current liabilities	(4,982)
Deferred revenue	(4,565)
Deferred tax liability, net	(10,943)
Other non-current liabilities	(3,716)
Total consideration	$214,616

The purchase price allocation is preliminary. The Company continues to collect information with regards to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the net assets acquired and goodwill within the measurement period, if necessary. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Exari and is partially deductible for income tax purposes. The Company determined the fair values of intangible assets acquired and liabilities assumed with the assistance of third-party valuation consultants. Based on this valuation, the intangible assets acquired were (in thousands):

	Fair Value	Useful life (in Years)
Developed technology	$45,400	3 to 5
Customer relationships	11,100	5
Trademarks	500	1
Total intangible assets	$57,000

The Company incurred costs related to this acquisition of approximately $2.8 million for the nine months ended October 31, 2019. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date. The following unaudited pro forma financial information presents combined revenues for each of the periods presented, as if Exari had been acquired as of the beginning of the comparable prior annual reporting period, giving effect on a pro forma basis to purchase accounting adjustments. The below pro forma total revenue is presented based on the new revenue standards, or ASC 606, for all periods presented. Pro forma net earnings of the Company for the three and nine months ended October 31, 2019 and 2018, assuming that the Exari acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the Company’s consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of the Company’s fiscal year 2019 or of the results of the Company’s future operations of the combined business (in thousands).

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Pro forma total revenue	$101,784	$73,761	$284,545	$207,178

Hiperos, LLC

On December 7, 2018, the Company acquired all the outstanding equity securities of Hiperos, LLC, a Delaware limited liability company, and GTCR/Opus Blocker Corp., a Delaware corporation, (together herein referred to as “Hiperos”) for a purchase price of approximately $94.8 million in cash. Approximately $8.6 million of the purchase consideration is being held in escrow for 18 months after the transaction closing date. Hiperos is a third-party risk management provider, and the acquisition enables the Company’s business spend management solution with the advanced technology to extensively evaluate risks inherent in a customer’s supplier base.

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

•	Level 3 - Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the assets or liabilities.

The following table summarizes the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
October 31, 2019
Cash equivalents:(1)
Money market funds	$97,437	$—	$—	$97,437
Marketable securities:
U.S. treasury securities	—	156,743	—	156,743
Corporate notes and bonds	—	57,962	—	57,962
Commercial paper	—	20,365	—	20,365
Asset backed securities	—	20,257	—	20,257
January 31, 2019
Cash equivalents:(1)
Money market funds	$118,204	$—	$—	$118,204
U.S. agency obligations	—	6,986	—	6,986
Commercial paper	—	2,997	—	2,997
Marketable securities:
U.S. agency obligations	—	40,295	—	40,295
U.S. treasury securities	—	84,830	—	84,830
Corporate notes and bonds	—	29,326	—	29,326
Commercial paper	—	14,876	—	14,876
Asset backed securities	—	10,842	—	10,842

(1)	Included in cash and cash equivalents.

The Company has $805 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (the “2025 Notes”) and $230.0 million in aggregate principal amount of 0.375% convertible senior notes due in 2023 (the “2023 Notes” and together with the 2025 Notes, the “Convertible Notes”), outstanding as of October 31, 2019. Refer to Note 9 – Convertible Senior Notes for further details on the Convertible Notes.

The Company carries the Convertible Notes at face value less unamortized discount and issuance costs on its condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value of the 2025 Notes and 2023 Notes, based on a market approach as of October 31, 2019 was approximately $922.5 million and $714.6 million, respectively, which represents a Level 2 valuation. The estimated fair value of the 2023 Notes, based on a market approach as of January 31, 2019 was approximately $428.4 million which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last trade completed prior to the end of the period.

Note 6. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	October 31,	January 31,
	2019	2019
Furniture and equipment	$6,051	$3,595
Software development costs	31,380	23,444
Leasehold improvements	1,812	1,255
Construction in progress	98	183
Total property and equipment	39,341	28,477
Less: accumulated depreciation and amortization	(21,534)	(17,928)
Property and equipment, net	$17,807	$10,549

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $438,000 and $205,000 for the three months ended October 31, 2019 and 2018, respectively, and $1.2 million and $581,000 for the nine months ended October 31, 2019 and 2018, respectively.

Amortization expense related to software development costs was approximately $1.1 million and $753,000 for the three months ended October 31, 2019 and 2018, respectively, and $2.4 million for each of the nine months ended October 31, 2019 and 2018.

Note 7. Goodwill and Other Intangible Assets

Goodwill

The following tables represent the changes in goodwill (in thousands):

Balance at January 31, 2019	$209,560
Additions from acquisition	161,512
Adjustment	(203)
Balance at October 31, 2019	$370,869

The goodwill acquired during the nine months ended October 31, 2019 was from the Exari acquisition. Please see Note 4 for further information on the Exari acquisition.

Other Intangible Assets

The following table summarizes the other intangible assets balances (in thousands):

		As of
		October 31, 2019			January 31, 2019
	Weighted Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.1	$93,836	$(20,934)	72,902	$48,435	$(9,198)	$39,237
Customer relationships	4.1	29,994	(6,323)	23,671	18,894	(2,363)	16,531
Trademarks	0.6	845	(570)	275	345	(188)	157
Total other intangible assets		$124,675	$(27,827)	$96,848	$67,674	$(11,749)	$55,925

The increase in the intangible assets balances during the nine months ended October 31, 2019, was primarily attributed to the Exari acquisition. Please see Note 4 for further information on the Exari acquisition. Amortization expense related to other intangible assets was approximately $6.5 million and $1.9 million for the three months ended October 31, 2019 and 2018, respectively, and $16.1 million and $4.0 million for the nine months ended October 31, 2019 and 2018, respectively.

As of October 31, 2019, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2020 (remaining three months)	$6,514
2021	25,609
2022	25,053
2023	20,500
2024	15,435
Thereafter	3,737
Total	$96,848

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

Preferred Stock

As of October 31, 2019, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.

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

As of October 31, 2019, the Company had 7,733,847 shares of its common stock available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will automatically increase on the first day of each fiscal year during the term of the 2016 Plan by a number of shares equal to 5% of its outstanding shares of common stock on the last day of the prior fiscal year. The number and class of shares reserved under the Company’s 2016 Plan will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the nine months ended October 31, 2019 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at January 31, 2019	6,850,928	11.44	6.84	$517,353
Option grants	132,383	94.47	—	—
Options exercised	(2,164,147)	6.34	—	—
Options forfeited	(36,706)	8.83	—	—
Balance at October 31, 2019	4,782,458	16.07	6.51	$580,685
Exercisable at October 31, 2019	3,605,761	9.57	6.12	$461,235

The options exercisable as of October 31, 2019 include options that can be exercised prior to vesting. The aggregate intrinsic value of options vested and exercisable as of October 31, 2019 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of October 31, 2019. The aggregate intrinsic value of exercised options was $238.0 million and $121.2 million for the nine months ended October 31, 2019 and 2018, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The weighted-average grant date fair value of options granted was $41.81 and $21.56 per share for the nine months ended October 31, 2019 and 2018, respectively.

The total grant date fair value of options vested was approximately $2.2 million and $2.5 million for the three months ended October 31, 2019 and 2018, respectively, and approximately $6.5 million and $6.8 million for each of the nine months ended October 31, 2019 and 2018, respectively.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity related to the Company’s RSUs during the nine months ended October 31, 2019:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Awarded and unvested at January 31, 2019	2,792,117	$42.62
Awards granted	1,361,518	$100.81
Awards vested	(840,059)	$46.93
Awards forfeited	(216,232)	$60.75
Awarded and unvested at October 31, 2019	3,097,344	$65.77

2016 Employee Stock Purchase Plan

The Board of Directors adopted the 2016 Employee Stock Purchase Plan (the “ESPP”) in September 2016 and it has been approved by the Company’s stockholders. The ESPP allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code.

As of October 31, 2019, the Company had 1,319,891 shares of its common stock available for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year during the term of the ESPP by a number of shares equal to the least of (i) 1% of its outstanding shares of common stock on the last day of the prior fiscal year, (ii) 1,250,000 shares or (iii) a lesser number of shares determined by the Board of Directors. The number and class of shares reserved under the ESPP will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

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

As of October 31, 2019, 1,162,253 shares of common stock were purchased under the 2016 ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2016 ESPP. As of October 31, 2019, total unrecognized compensation cost related to the 2016 ESPP was $7.4 million which will be amortized over a weighted-average period of approximately 1.3 years.

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

As of October 31, 2019, all performance-based milestones of the 2016 CEO Grant were achieved, resulting in 419,430 shares being vested and exercisable. As of October 31, 2019, the performance-based milestone was not achieved on the 2018 CEO Grant, resulting in no shares being vested and exercisable. Stock-based compensation expense recognized for market-based awards was approximately $420,000 and $531,000 for the three months ended October 31, 2019 and 2018, respectively, and $1.3 million and $1.7 million for the nine months ended October 31, 2019 and 2018, respectively.

Stock-based Compensation

The Company’s total stock-based compensation expense as of the dates indicated was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Cost of revenue:
Subscription	$1,886	$1,152	$5,045	$3,076
Professional services and other	2,113	1,071	5,581	3,086
Research and development	5,517	3,046	14,640	8,551
Sales and marketing	6,135	3,899	17,034	10,732
General and administrative	6,304	4,652	17,768	13,245
Total	$21,955	$13,820	$60,068	$38,690

Stock-based compensation capitalized in capitalized software development costs was approximately $1.8 million and $806,000 at October 31, 2019 and 2018, respectively.

As of October 31, 2019, there was approximately $13.8 million of total unrecognized compensation cost related to unvested stock options granted to employees and non-employee service providers under the Company’s 2006 Stock Plan and 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 1.9 years.

As of October 31, 2019, there was approximately $189.8 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.7 years.

The fair values of the Company’s stock options granted during the three and nine months ended October 31, 2019 and 2018 were estimated using the following assumptions:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Employee Stock Options:
Expected term (in years)	—	—	6.0	6.0
Volatility	—	—	42.7%	42.2%
Risk-free interest rate	—	—	2.4%	2.8%
Dividend yield	—	—	—	—
Employee Stock Purchase Plan:
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	44.4% - 55.9%	31.1% - 34.1%	44.4% - 65.9%	31.1% - 34.1%
Risk-free interest rate	1.7% - 1.9%	2.4% - 2.8%	1.7% - 2.5%	2.0% - 2.8%
Dividend yield	—	—	—	—
Market-based Award
Expected term (in years)	—	—	—	7.1
Volatility	—	—	—	43.7%
Risk-free interest rate	—	—	—	2.8%
Dividend yield	—	—	—	—

These assumptions and estimates are as follows:

•	Fair Value of Common Stock. The Company used the publicly quoted price as reported on the Nasdaq Global Select Market as the fair value of its common stock.
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

Holders may convert their 2025 Notes, at their option, prior to the close of business on the business day immediately preceding March 15, 2025, in multiples of $1,000 principal amount, only under the following circumstances:

•

during any fiscal quarter commencing after the fiscal quarter ending on October 31, 2019 (and only during such fiscal quarter), if the last reported sale price of its common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

The 2025 Notes and 2023 Notes consisted of the following (in thousands):

	As of		As of
	October 31, 2019		January 31, 2019
	2025 Notes(1)	2023 Notes	2023 Notes
Liability:
Principal	$805,000	$230,000	$230,000
Unamortized debt discount and issuance costs (2)	(251,720)	(46,125)	(55,385)
Net carrying amount	$553,280	$183,875	$174,615
Carrying amount of the equity component (3)	$246,967	$60,470	$60,470
(1)	The 2025 Notes were issued on June 11, 2019.
(2)

Included in the condensed consolidated balance sheets within Convertible senior notes, net and amortized over the remaining lives of the Notes. The 2025 Notes are classified as long-term liabilities and the 2023 notes are classified as current liabilities.

(3)	Included in the condensed consolidated balance sheets within additional paid-in capital.

The effective interest rates of the liability component of the 2025 Notes and 2023 Notes, excluding each notes conversions options, is 7.05% and 7.66%, respectively. As of October 31, 2019, the if-converted value of the 2025 Company’s Convertible Notes did not exceed the principal amount of the 2025 Notes. As of October 31, 2019 and January 31, 2019, the if-converted value of the 2023 Notes exceeded the principal amount by $480.5 million and $219.4 million, respectively.

During the three months ended October 31, 2019 and 2018, the Company recognized $12.4 million and $3.0 million, respectively, of interest expense related to the amortization of debt discount and issuance costs, and $500,000 and $200,000, respectively, of coupon interest expense. During the nine months ended October 31, 2019 and 2018, the Company recognized $23.4 million and $8.6 million, respectively, of interest expense related to the amortization of debt discount and issuance costs, and $1.0 million and $600,000, respectively, of coupon interest expense.

As of October 31, 2019, the remaining life of the 2025 Notes and 2023 Notes is approximately 5.6 years and 3.2 years, respectively.

For more than twenty trading days during the thirty consecutive trading days ended October 31, 2019, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes were convertible at the option of the holders and remained classified as current liabilities on the condensed consolidated balance sheet as of October 31, 2019. As of the date of this filing, none of the holders of the 2023 Notes have submitted requests for conversion. The 2025 Notes were not convertible as of October 31, 2019.

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

The cost of the Capped Calls is not expected to be tax-deductible as the Company did not elect to integrate the Capped Calls into the respective convertible notes for tax purposes. The cost of the Capped Calls was recorded as a reduction of the Company’s additional paid-in capital in the accompanying condensed consolidated financial statements.

Note 10. Commitments and Contingencies

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates through July 2027. For the three and nine months ended October 31, 2019, lease costs in relation to long-term leases were approximately $2.4 million and $6.2 million, respectively. For the three and nine months ended October 31, 2019, short-term leases costs were approximately $400,000 and $1.2 million, respectively. Variable lease costs were immaterial for the three and nine months ended October 31, 2019. Total lease expenses recognized prior to the adoption of ASC 842 was $1.8 million and $5.4 million for the three and nine months ended October 31, 2018. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments or the lease right-of-use asset/lease liability.

For the three and nine months ended October 31, 2019, cash paid for operating lease liabilities was approximately $2.3 million and $6.2 million, respectively. For the three and nine months ended October 31, 2019, right-of-use assets obtained in exchange of lease obligations was approximately $4.8 million and $6.8 million, respectively. As of October 31, 2019, the weighted-average remaining lease term was 4.4 years, and the weighted-average discount rate was 6.4%.

Additionally, the Company has current contractual purchase obligations for hosting services that support business operations. As of October 31, 2019, the remaining maturities of operating lease liabilities and future purchase obligations are as follows (in thousands):

Year Ending January 31,	Operating Lease Obligations	Future Purchase Obligations of Hosting Services
2020 (remaining three months)	$2,369	$1,250
2021	9,228	10,750
2022	8,668	—
2023	7,708	—
2024	6,879	—
Thereafter	3,331	—
Total payments	38,183	$12,000
Less imputed interest	(4,764)
Total	$33,419

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

The Company recorded a tax expense of approximately $260,000 and a benefit of $2.3 million for the three months ended October 31, 2019 and 2018, respectively. The Company recorded tax benefits of approximately $9.2 million and $1.4 million for the nine months ended October 31, 2019 and 2018, respectively, representing effective tax rates of 12.08% and 3.42%, respectively. The tax benefit during the nine months ended October 31, 2019 was primarily due to the release of valuation allowance of approximately $9.9 million as a result of recognition of a deferred tax liability from the Exari acquisition, partially offset by the provision for foreign taxes.

The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate is primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets and foreign expense on the Company’s profitable foreign jurisdictions. For the nine months ended October 31, 2019, the Company generated a $9.9 million tax benefit related to a valuation allowance related to deferred tax liabilities recognized as part of the Exari acquisition.

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

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(26,317)	$(9,645)	$(66,779)	$(38,953)
Denominator:
Weighted-average common shares outstanding	63,057	58,212	61,973	57,030
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.17)	$(1.08)	$(0.68)

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

	As of October 31,
	2019	2018
Options to purchase common stock	4,782,458	7,458,383
RSUs	3,097,344	2,900,509
Unvested common shares subject to repurchase	97,164	317,711
Shares committed under the ESPP	28,558	66,940
Contingent stock consideration for DCR acquisition	377,138	668,740
Holdback shares for Aquiire acquisition	37,570	37,570
Total	8,420,232	11,449,853

Additionally, approximately 5.0 million and 5.2 million shares underlying the conversion option in the 2025 Notes and 2023 Notes, respectively, are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. These number of shares are subject to adjustment up to approximately 6.8 million shares for each of the 2025 and 2023 Notes, if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the three months ended October 31, 2019, the average market price of the Company’s common stock exceeded the conversion price of the 2023 Notes of $44.51 per share and did not exceed the conversion price of the 2025 Notes of $159.60 per share.

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

Note 14. Significant Customers and Geographic Information

No customer balance comprised 10% or more of total accounts receivable at October 31, 2019 or January 31, 2019.

During the three and nine months ended October 31, 2019 and October 31, 2018, revenues by geographic area, based on billing addresses of the customers, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
United States	$65,335	$42,510	$175,720	$114,804
Foreign countries	36,449	24,945	102,547	70,654
Total revenues	$101,784	$67,455	$278,267	$185,458

No single foreign country represented more than 10% of the Company’s revenues in any period. Additionally, no single customer represented more than 10% of the Company’s revenues in any period.

Note 15. Related Parties

One of the Company’s customers, T. Rowe Associates, Inc., is also an investment adviser of certain of the Company’s stockholders. The Company recognized subscription revenue from this customer of approximately $152,000 and $141,000 for the three months ended October 31, 2019 and 2018, respectively, and $430,000 and $439,000 for the nine months ended October 31, 2019 and 2018, respectively. The Company had a receivables balance from this customer of approximately $232,000 at October 31, 2019 and no outstanding receivables from this customer at January 31, 2019.

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

We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the three and nine months ended October 31, 2019 and 2018, respectively.

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

We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and modules to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa, Latin America and Asia-Pacific, including Japan. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 37% and 38% of our total revenues for the nine months ended October 31, 2019 and 2018, respectively. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.

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

Key Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of October 31,
	2019	2018
Cumulative spend under management (in billions)	$1,484.9	$940.1
Deferred revenue (in millions)	$192.5	$130.1

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

Deferred Revenue

Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenues as of the end of a reporting period. We generally sign multiple year subscription contracts for our platform and invoice an initial amount at contract signing followed by subsequent annual invoices. The majority of our deferred revenue balance consists of subscription revenues that are recognized ratably over the contractual period. Our deferred revenue does not include future non-cancellable amounts to be invoiced under our arrangements. These amounts are disclosed as remaining performance obligations as of October 31, 2019, which includes both deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of October 31, 2019, approximately $593.3 million of revenue is expected to be recognized in future periods from remaining performance obligations, a majority of which is related to multi-year subscription arrangements.

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

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel costs of our development team, including salaries, benefits, bonuses, stock-based compensation expense and allocated overhead costs. Our cycle of frequent updates has facilitated rapid innovation and the introduction of new modules throughout our history. We have aggressively invested, and intend to continue to invest, in developing technology to support our growth. We capitalize certain software development costs that are attributable to developing new modules and features and adding incremental functionality to our platform, and we amortize such costs as costs of subscription revenues over the estimated life of the new application or incremental functionality, which is typically either two or three years.

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

Provision for (Benefit From) Income Taxes

Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. Benefit from income taxes is primarily related to the release of a valuation allowance for deferred tax assets for the nine months ended October 31, 2019, partially offset by tax expenses related to foreign and state jurisdictions. We maintain a full valuation allowance on net deferred tax assets of our U.S. entities as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
	(in thousands)
Revenues:
Subscription	$90,175	$60,559	$246,614	$165,899
Professional services and other	11,609	6,896	31,653	19,559
Total revenues	101,784	67,455	278,267	185,458
Cost of revenues:
Subscription	23,752	13,990	63,217	36,937
Professional services and other	13,542	7,674	35,896	21,492
Total cost of revenues	37,294	21,664	99,113	58,429
Gross profit	64,490	45,791	179,154	127,029
Operating expenses:
Research and development	23,460	16,077	67,838	42,693
Sales and marketing	39,145	25,622	112,575	76,862
General and administrative	18,830	14,010	56,297	40,085
Total operating expenses	81,435	55,709	236,710	159,640
Loss from operations	(16,945)	(9,918)	(57,556)	(32,611)
Interest expense	(13,188)	(3,181)	(24,874)	(9,276)
Interest income and other, net	4,076	1,112	6,479	1,562
Loss before provision for (benefit from) income taxes	(26,057)	(11,987)	(75,951)	(40,325)
Provision for (benefit from) income taxes	260	(2,342)	(9,172)	(1,372)
Net loss	$(26,317)	$(9,645)	$(66,779)	$(38,953)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Revenues:
Subscription	89%	90%	89%	89%
Professional services and other	11	10	11	11
Total revenues	100	100	100	100
Cost of revenues:
Subscription	23	21	23	20
Professional services and other	13	11	13	12
Total cost of revenues	36	32	36	32
Gross profit	64	68	64	68
Operating expenses:
Research and development	23	24	24	23
Sales and marketing	38	38	40	41
General and administrative	18	21	20	22
Total operating expenses	79	83	84	86
Loss from operations	(15)	(15)	(20)	(18)
Interest expense	(13)	(5)	(9)	(5)
Interest income and other, net	4	2	2	1
Loss before provision for (benefit from) income taxes	(24)	(18)	(27)	(22)
Provision for (benefit from) income taxes	-	(3)	(3)	(1)
Net loss	(24)%	(15)%	(24)%	(21)%

Three Months Ended October 31, 2019 and October 31, 2018

Revenues

	Three Months Ended
	October 31,
	2019	2018	% Change
	(in thousands)
Subscription	$90,175	$60,559	49%
Professional services and other	11,609	6,896	68%
Total revenues	$101,784	$67,455	51%

Total revenues were $101.8 million for the three months ended October 31, 2019 compared to $67.5 million for the three months ended October 31, 2018, an increase of $34.3 million, or 51%. Subscription services revenues were $90.2 million, or 89% of total revenues, for the three months ended October 31, 2019, compared to $60.6 million, or 90% of total revenues, for the three months ended October 31, 2018. This increase in absolute dollars was primarily due to the acquisition of new customers and the sale of additional modules and users to existing customers, and to a lesser extent, new revenues generated by the acquisitions completed during the fiscal year ended January 31, 2019, and during the nine months ended October 31, 2019. Professional services revenues were $11.6 million for the three months ended October 31, 2019 compared to $6.9 million for the three months ended October 31, 2018. The increase of $4.7 million, or 68%, was primarily due to an increase in customers and training revenues, and new revenues generated from an acquisition completed during the fiscal year ended January 31, 2019, and during the nine months ended October 31, 2019.

Cost of Revenues

	Three Months Ended
	October 31,
	2019	2018	% Change
	(in thousands)
Subscription	$23,752	$13,990	70%
Professional services and other	13,542	7,674	76%
Total cost of revenues	$37,294	$21,664	72%

Cost of subscription services was $23.8 million for the three months ended October 31, 2019 compared to $14.0 million for the three months ended October 31, 2018, an increase of $9.8 million, or 70%. The increase in cost of subscription services was primarily due to increases of $3.5 million increase in intangible and capitalized software development cost amortization, $3.2 million in hosting fees to accommodate increased customer spend, $1.7 million in employee compensation costs related to higher headcount, including stock-based compensation costs, and $1.4 million in other costs driven by our overall growth.

Cost of professional services was $13.5 million for the three months ended October 31, 2019 compared to $7.7 million for the three months ended October 31, 2018, an increase of $5.8 million, or 76%. The increase in cost of professional services was primarily due to an increase of $3.6 million in employee compensation costs related to higher headcount, including stock-based compensation costs, $1.2 million for professional and outside services primarily related to new customer implementation and $1.0 million in other costs driven by our overall growth.

Gross Profit

	Three Months Ended
	October 31,
	2019	2018	% Change
	(in thousands)
Gross profit	$64,490	$45,791	41%

Gross profit was $64.5 million for the three months ended October 31, 2019, compared to $45.8 million for the three months ended October 31, 2018, an increase of $18.7 million, or 41%. The increase in gross profit was primarily due to the acquisition of new customers, and the sale of new additional users or modules to existing customers, in addition and to a lesser extent, new revenues generated by the acquisitions completed during the fiscal year ended January 31, 2019, and during the nine months ended October 31, 2019. Gross margin was 64% for the three months ended October 31, 2019, compared to 68% for the three months ended October 31, 2018.

Operating Expenses

Research and Development

	Three Months Ended
	October 31,
	2019	2018	% Change
	(in thousands)
Research and development	$23,460	$16,077	46%

Research and development expenses were $23.5 million for the three months ended October 31, 2019 compared to $16.1 million for the three months ended October 31, 2018, an increase of $7.4 million, or 46%. The increase was primarily due to increases of $7.4 million in employee compensation costs related to higher headcount, including stock-based compensation costs. We expect research and development expenses will continue to increase in fiscal 2020 in absolute dollars as we continue to invest in research and development activities.

Sales and Marketing

	Three Months Ended
	October 31,
	2019	2018	% Change
	(in thousands)
Sales and marketing	$39,145	$25,622	53%

Sales and marketing expenses were $39.1 million for the three months ended October 31, 2019 compared to $25.6 million for the three months ended October 31, 2018, an increase of $13.5 million, or 53%. The increase was primarily due to an increase of $9.2 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $3.1 million related to allocated facilities, travel and other costs, and a $1.2 million increase in customer relationship amortization costs. We expect sales and marketing expenses will increase in fiscal 2020 due to the continuing expansion of our global sales and marketing activities.

General and Administrative

	Three Months Ended
	October 31,
	2019	2018	% Change
	(in thousands)
General and administrative	$18,830	$14,010	34%

General and administrative expenses were $18.8 million for the three months ended October 31, 2019 compared to $14.0 million for the three months ended October 31, 2018, an increase of $4.8 million, or 34%. The increase was primarily due to $3.5 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $0.8 million related to allocated facilities and other costs driven by our overall growth, and an increase of $0.5 million for professional and outside service costs related to acquisition cost for the recently completed acquisitions. We expect general and administrative expenses will continue to increase in fiscal 2020 in absolute dollars due to the growth of our company.

Interest Expense

	Three Months Ended
	October 31,
	2019	2018	% Change
	(in thousands)
Interest expense	$13,188	$3,181	315%

Interest expense was $13.2 million for the three months ended October 31, 2019 compared to $3.2 for the three months ended October 31, 2018. The $10.0 million increase in interest expense was primarily due to amortization of the debt discount and issuance costs on our convertible senior notes issued in the second quarter of fiscal 2020.

Interest Income and Other, Net

	Three Months Ended
	October 31,
	2019	2018	% Change
	(in thousands)
Interest income and other, net	$4,076	$1,112	267%

Interest income and other, net was $4.1 million for the three months ended October 31, 2019 compared to $1.1 million for the three months ended October 31, 2018. The increase in other income, net was due to $1.9 million increase in interest income earned from our larger balances of cash, cash equivalents and marketable securities, and $1.1 million increase in net currency gain, primarily driven by the strengthening of the British Pound during the period.

Provision for (Benefit From) Income Taxes

	Three Months Ended
	October 31,
	2019	2018	% Change
	(in thousands)
Provision for (benefit from) income taxes	$260	$(2,342)	(111%)

Provision for income taxes was $0.3 million for the three months ended October 31, 2019 compared to benefit from income taxes of $2.3 million for the three months ended October 31, 2018. Provision for income taxes for the three months ended October 31, 2019 was primarily related to foreign and state jurisdictions. Benefit from income taxes for the three months ended October 31, 2018 is primarily related to the release of a valuation allowance for deferred tax assets, partially offset by income taxes related to foreign and state jurisdictions. We maintain a full valuation allowance on net deferred tax assets of our U.S. and the majority of our international entities as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Nine Months Ended October 31, 2019 and October 31, 2018

Revenues

	Nine Months Ended
	October 31,
	2019	2018	% Change
	(in thousands)
Subscription	$246,614	$165,899	49%
Professional services and other	31,653	19,559	62%
Total revenues	$278,267	$185,458	50%

Total revenues were $278.3 million for the Nine months ended October 31, 2019 compared to $185.5 million for the nine months ended October 31, 2019, an increase of $92.8 million, or 50%. Subscription services revenues were $246.6 million, or 89% of total revenues, for the nine months ended October 31, 2019, compared to $165.9 million, or 89% of total revenues, for the nine months ended October 31, 2018. This increase in absolute dollars was primarily due to the acquisition of new customers and the sale of additional modules and users to existing customers, and to a lesser extent, new revenues generated by the acquisitions completed during the fiscal year ended January 31, 2019 and during the nine months ended October 31, 2019. Professional services revenues were $31.7 million for the nine months ended October 31, 2019 compared to $19.6 million for the nine months ended October 31, 2018. The increase of $12.1 million, or 62%, was primarily due to an increase in customers and training revenues, and new revenues generated from acquisitions completed during the fiscal year ended January 31, 2019 and during the nine months ended October 31, 2019.

Cost of Revenues

	Nine Months Ended
	October 31,
	2019	2018	% Change
	(in thousands)
Subscription	$63,217	$36,937	71%
Professional services and other	35,896	21,492	67%
Total cost of revenues	$99,113	$58,429	70%

Cost of subscription services was $63.2 million for the nine months ended October 31, 2019 compared to $36.9 million for the nine months ended October 31, 2018, an increase of $26.3 million, or 71%. The increase in cost of subscription services was primarily due to increases of $8.9 million in hosting fees to accommodate increased customer spend, $8.5 million increase in intangible amortization, $5.9 million in employee compensation costs related to higher headcount, including stock-based compensation costs, and $3.0 million in other costs driven by our overall growth.

Cost of professional services was $35.9 million for the nine months ended October 31, 2019 compared to $21.5 million for the nine months ended October 31, 2018, an increase of $14.4 million, or 67%. The increase in cost of professional services was primarily due to an increase of $9.1 million in employee compensation costs related to higher headcount, including stock-based compensation costs, $2.9 million for professional and outside services primarily related to new customers implementation and $2.4 million in other costs driven by our overall growth.

Gross Profit

	Nine Months Ended
	October 31,
	2019	2018	% Change
	(in thousands)
Gross profit	$179,154	$127,029	41%

Gross profit was $179.2 million for the nine months ended October 31, 2019, compared to $127.0 million for the nine months ended October 31, 2018, an increase of $52.1 million, or 41%. The increase in gross profit was primarily due to the acquisition of new customers, and the sale of new additional users or modules to existing customers, in addition and to a lesser extent, new revenues generated by the acquisitions completed during the fiscal year ended January 31, 2019, and during the nine months ended October 31, 2019. Gross margin was 64% for the nine months ended October 31, 2019, compared to 68% for the nine months ended October 31, 2018.

Operating Expenses

Research and Development

	Nine Months Ended
	October 31,
	2019	2018	% Change
	(in thousands)
Research and development	$67,838	$42,693	59%

Research and development expenses were $67.8 million for the nine months ended October 31, 2019 compared to $42.7 million for the nine months ended October 31, 2018, an increase of $25.1 million, or 59%. The increase was primarily due to increases of $22.6 million in employee compensation costs related to higher headcount, including stock-based compensation costs, $4.9 million related to allocated facilities and other costs driven by our overall growth, offset by an increase of $2.4 million in development costs capitalized in the period.

Sales and Marketing

	Nine Months Ended
	October 31,
	2019	2018	% Change
	(in thousands)
Sales and marketing	$112,575	$76,862	46%

Sales and marketing expenses were $112.6 million for the nine months ended October 31, 2019 compared to $76.9 million for the nine months ended October 31, 2018, an increase of $35.7 million, or 46%. The increase was primarily due to an increase of $24.8 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $7.6 million related to allocated facilities, travel and other costs, and a $3.3 million increase in customer relationship amortization.

General and Administrative

	Nine Months Ended
	October 31,
	2019	2018	% Change
	(in thousands)
General and administrative	$56,297	$40,085	40%

General and administrative expenses were $56.3 million for the nine months ended October 31, 2019 compared to $40.1 million for the nine months ended October 31, 2018, an increase of $16.2 million, or 40%. The increase was primarily due to $10.7 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $3.3 million for professional and outside service costs related to acquisition cost for the recently completed acquisitions, and an increase of $2.2 million related to allocated facilities and other costs driven by our overall growth.

Interest Expense

	Nine Months Ended
	October 31,
	2019	2018	% Change
	(in thousands)
Interest expense	$24,874	$9,276	168%

Interest expense was $24.9 million for the nine months ended October 31, 2019 compared to $9.3 million for the nine months ended October 31, 2018. The $15.6 million increase in interest expense was primarily due to the amortization of the debt discount and issuance costs on our convertible senior notes issued in the second quarter of fiscal 2020.

Interest Income and Other, Net

	Nine Months Ended
	October 31,
	2019	2018	% Change
	(in thousands)
Interest income and other, net	$6,479	$1,562	315%

Interest income and other, net was $6.5 million for the nine months ended October 31, 2019 compared to $1.6 million for the nine months ended October 31, 2018. The increase was due to $3.7 million increase in interest income earned from our greater balances of cash, cash equivalents and marketable securities, and $1.2 million lower in net currency losses, primarily driven by the strengthened British Pound during the period.

Benefit From Income Taxes

	Nine Months Ended
	October 31,
	2019	2018	% Change
	(in thousands)
Benefit from income taxes	$9,172	$1,372	NM

Benefit from income taxes was $9.2 million for the nine months ended October 31, 2019 compared to benefit from income taxes of $1.4 million for income taxes for the nine months ended October 31, 2018. The benefit from income taxes during the nine months ended October 31, 2019 was primarily related to the release of a valuation allowance for deferred tax assets from the Exari acquisition, partially offset by income taxes related to foreign and state jurisdictions. The benefit from income taxes during the nine months ended October 31, 2018 was primarily related to the release of a valuation allowance for deferred tax assets from the Aquiire acquisition, partially offset by income taxes related to foreign and state jurisdictions.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents, marketable securities, and cash generated from operations. As of October 31, 2019, we had cash and cash equivalents of $587.0 million, and marketable securities of $255.3 million. We had outstanding 2023 Notes and 2025 Notes with principal amount of $230 million and $805 million, respectively, as of October 31, 2019. For more than twenty trading days during the thirty consecutive trading days ended October 31, 2019, the last reported sale price of our common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes are convertible at the option of the holders and the $183.9 million carrying amount of the 2023 Notes was classified as a short-term liability at October 31, 2019. We have the ability to settle the Convertible Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. The 2025 Notes were not convertible as of October 31, 2019.

In conjunction with the issuance of the Convertible Notes, we entered into capped call transactions that reduces our exposure to additional cash payments above principal balances in the event of a cash conversion of the Convertible Notes. We may owe additional cash to the noteholders upon early conversion if our stock price exceeds $63.821 per share for the 2023 Notes or $295.55 for the 2025 Notes. Although our incremental exposure to the additional cash payment above the principal amount of the Convertible Notes is reduced by the capped calls, conversion of the Convertible Notes by noteholders may cause dilution to the ownership interests of existing stockholders. It is our current intent to settle conversions of the 2023 Notes and 2025 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock.

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

Operating Activities

Cash provided by operating activities was $45.9 million for the nine months ended October 31, 2019. The primary source of cash inflow was collections from our customers offset by increased payments for operating expenses due to increased headcount and overall growth.

Cash provided by operating activities of $28.0 million for the nine months ended October 31, 2018, was due to a net loss of $39.0 million, net accretion of discounts and amortization of premiums on marketable securities for $1.0 million, and other non-cash items for $0.4 million, offset by stock-based compensation of $38.7 million, depreciation and amortization, including deferred commissions, of $10.8 million, and amortization of debt discount and issuance costs of $8.6 million. The net change in operating assets and liabilities was favorable primarily due to a $12.4 million decrease in accounts receivable from the collection of customer payments which is typically higher in the first half of our fiscal year, in addition to other operating activities generating a cash inflow of $10.1 million, partially offset by increases of $8.5 million in deferred commissions, $3.3 million in prepaid expenses and other current assets mainly due to a prepayment to a hosting service provider, and $0.5 million in other assets.

Investing Activities

Cash used in investing activities for the nine months ended October 31, 2019 of $293.0 million was primarily related to $74.6 million of net purchase of short-term marketable securities, $208.5 million spent on business acquisitions, and $9.9 million for purchases of property and equipment.

Cash used in investing activities for the nine months ended October 31, 2018 of $231.6 million was primarily related to the purchase of marketable securities of $209.3 million, $49.2 million spent on business acquisitions, and $4.9 million for purchases of property and equipment, offset by $31.8 million for maturities of marketable securities.

Financing Activities

Cash provided by financing activities for the nine months ended October 31, 2019 of $693.0 million was primarily due to net proceeds of $667.4 million from the issuance of the 2025 Notes and the purchase of the associated capped calls, $14.1 million proceeds from the exercise of stock options and $11.5 million from the proceeds received for common stock issued under the ESPP plan during the quarter.

Cash provided by financing activities for the nine months ended October 31, 2018 of $18.3 million was primarily due to $10.1 million in proceeds from the exercise of stock options and $8.8 million from the proceeds received for common stock issued under the ESPP plan, offset by the payment of $0.6 million in issuance costs related to the issuance of our convertible notes in January 2018.

Off-Balance Sheet Arrangements

Through October 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

Our principal commitments and contractual obligations consist of our Convertible Notes, obligations under operating leases for office facilities and contractual purchase obligations for hosting services that support our business operations. The following table summarizes our non-cancelable contractual obligations as of October 31, 2019:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Convertible senior notes (1)	$1,035,000	$—	$—	$230,000	$805,000
Aggregate interest obligations (1)(2)	9,068	1,880	3,738	2,444	1,006
Operating lease obligations	38,312	9,457	16,941	10,751	1,163
Purchase obligations	12,000	5,000	7,000	—	—
Total contractual obligations	$1,094,380	$16,337	$27,679	$243,195	$807,169
(1)

The conversion period for the 2023 Notes was open as of October 31, 2019, and as such the net carrying value of the 2023 Notes is included within current liabilities on our condensed Consolidated Balance Sheet. The principal balances of $230 million of the 2023 Notes are reflected in the payment period in the table above based on the contractual maturity assuming no conversion.

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Non-GAAP operating profit	$11,550	$5,763	$18,589	$10,109
Non-GAAP net profit	$14,164	$5,461	$21,617	$8,221
Free cash flows	$22,143	$2,565	$36,015	$23,093

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Loss from operations	$(16,945)	$(9,918)	$(57,556)	$(32,611)
Stock-based compensation	21,955	13,820	60,068	38,690
Amortization of acquired intangible assets	6,540	1,861	16,077	4,030
Non-GAAP operating profit	$11,550	$5,763	$18,589	$10,109

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Net loss	$(26,317)	$(9,645)	$(66,779)	$(38,953)
Stock-based compensation	21,955	13,820	60,068	38,690
Amortization of acquired intangible assets	6,540	1,861	16,077	4,030
Amortization of debt discount and issuance costs	12,352	2,953	23,350	8,595
Income tax effects and adjustments	(366)	(3,528)	(11,099)	(4,141)
Non-GAAP net profit	$14,164	$5,461	$21,617	$8,221

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Net cash provided by operating activities	$25,832	$4,019	$45,877	$27,963
Less: purchases of property and equipment	(3,689)	(1,454)	(9,862)	(4,870)
Free cash flows	$22,143	$2,565	$36,015	$23,093

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British Pound Sterling. Due to the relative size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We performed a sensitivity analysis as of October 31, 2019 and January 31, 2019, and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate $3.0 million and $3.3 million impact on our net losses, respectively. We expect our international operations to continue to grow in the near term and we are continually monitoring the foreign currency exposure to determine when we should begin a hedging program. The majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.

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

Our exposure to interest rate risk also is related to our interest-bearing assets, primarily our cash and cash equivalents. Fluctuations in interest rates impact the yield of the investment. A hypothetical 100 basis points increase in interest rates would have impacted interest income by $800,000 and $600,000 for the nine months ended October 31, 2019 and 2018, respectively.

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

We have incurred significant losses in each period since our inception in 2006. We incurred net losses of $55.5 million, $43.8 million, and $37.6 million in the fiscal years ended January 31, 2019, 2018, and 2017, respectively, and we incurred net losses of $66.8 million in the nine months ended October 31, 2019. We had an accumulated deficit of $321.6 million at October 31, 2019. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses because costs associated with acquiring customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for longer or shorter periods). If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis. You should not consider our recent growth in revenues as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a midterm or long-term basis.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. The revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 38%, 35%, and 32% of our total revenues for the fiscal years ended January 31, 2019, 2018, and 2017, respectively, and constituted 37% of total revenues for the nine months ended October 31, 2019. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. While we are gaining additional experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to continue to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

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

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 9 of notes to our condensed consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of October 31, 2019.

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

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes and could also impact the trading price of the Convertible Notes. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock has ranged from $22.50 to $159.97 through October 31, 2019. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

We have filed the exhibits listed below.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger by and among the Company, Epic Merger Sub, Inc., Exari Group, Inc., and Beacon Equity Partners, LLC as stockholder representative.	8-K	001-37901	2.1	April 16, 2019

10.1*	Amended and Restated Severance and Change of Control Agreement, dated September 24, 2019, between the Company and Rob Bernshteyn

10.2*	Amended and Restated Severance and Change of Control Agreement, dated September 27, 2019, between the Company and Mark Riggs

10.3*	Amended and Restated Severance and Change of Control Agreement, dated September 28, 2019, between the Company and Steve Winter

10.4*	Amended and Restated Severance and Change of Control Agreement, dated September 30, 2019, between the Company and Todd Ford

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan.
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

Coupa Software Incorporated

Date: December 3, 2019	By:	/s/ Robert Bernshteyn
Robert Bernshteyn
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: December 3, 2019	By:	/s/ Todd Ford
Todd Ford
Chief Financial Officer (Principal Financial Officer)