Form 10-K
period 2020-01-31
Coupa Software Inc
filed 2020-03-20
CIK 1385867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

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

Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2019, the aggregate market value of its shares (based on a closing price of $135.71 per share) held by non-affiliates was approximately $8.5 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of March 16, 2020 was 64,826,135.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the 2020 Annual Meeting of Stockholders, scheduled to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended January 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COUPA SOFTWARE INCORPORATED

Form 10-K for the Fiscal Year Ended January 31, 2020

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, customer lifetime value, strategy and plans, market size and opportunity, competitive position, industry environment, potential growth opportunities, product capabilities, expectations for future operations and our convertible notes, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors.”

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

ii

PART I

Item 1. Business.

Overview

We are a leading provider of Business Spend Management (“BSM”) solutions. We offer a comprehensive, cloud-based BSM platform that has connected over one thousand organizations with more than five million suppliers globally. Our platform provides greater visibility into and control over how companies spend money. Using our platform, businesses are able to achieve real, measurable value and savings that drive their profitability.

We offer a comprehensive cloud-based BSM platform designed for the modern global workforce that is mobile and expects real-time results, flexibility, and agility from software solutions. We empower employees to acquire the goods and services they need to do their jobs by applying a distinctive user-centric approach that provides a consumer Internet-like experience, drives widespread adoption of our platform, and significantly increases an organization’s spend under management. We refer to the process companies use to purchase goods and services as Business Spend Management and to the money that they manage with this process as spend under management. Increased user adoption and spend under management drive better visibility and control of a company’s spend, resulting in greater savings and increased compliance.

Our BSM platform delivers a broad range of capabilities that would typically require the purchase and use of multiple disparate point applications. The core of our platform consists of procurement, invoicing, expense management, and payment modules that form the transactional engine for managing a company’s business spend. In addition, our platform offers supporting modules to help companies further manage their spend, including strategic sourcing, spend analysis, contract management, supplier management, and contingent workforce management. Our Community Intelligence capabilities apply artificial intelligence and machine learning to spend transactions happening across the growing Coupa community to identify and prescribe best practices that have helped customers to optimize spend, reduce risk, and improve efficiency. Additionally, we provide a purchasing program, Coupa Advantage, that leverages the collective buying power of Coupa customers to provide advantageous, pre-negotiated discounts from various suppliers.  We are further helping our Coupa community to collaborate with Source Together, functionality that connects Coupa community members with common purchasing needs to participate in group sourcing events and leverage their pooled buying power to capture greater savings at better terms. Moreover, through our Coupa Open Business Network, suppliers of all sizes can easily interact with buyers electronically, thus significantly reducing paper, improving operating efficiencies, and reducing costs.

Our company culture and our interactions with customers are driven by three guiding principles (which we refer to as our core values): (1) ensuring customer success, (2) focusing on results; and (3) striving for excellence. In particular, this strong focus on customer success, which includes delivering quantifiable business value to our customers by helping them maximize their spend under management, serves as the foundation for the successful execution of our strategy, and, as a result, is critical to our growth. With a rapid time-to-deployment, typically ranging from a few weeks to several months, and an easy-to-use interface that shields users from unnecessary complexity, our customers can achieve widespread user adoption quickly and generate value within a short timeframe, thus benefiting from a rapid return on investment.

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

We have developed a rich partner ecosystem of systems integrators, implementation partners, resellers, and technology partners. We work closely with several global systems integrators, including Accenture, Deloitte, KPMG, and others that help us scale our business, extend our global reach, and drive increased market penetration. We expect the number of partner-led implementations and sales referrals to continue to increase over time.

We have achieved rapid growth in customer adoption, cumulative spend under management, and transactions conducted through our platform which is currently subscribed to by over 1,300 customers. Our cumulative spend under management is highlighted below:

As of January 31, 2020, 2019, and 2018, our cumulative spend under management was $1,655 billion, $1,079 billion and $680 billion, respectively. Cumulative spend under management does not directly correlate to our revenue or results of operations because we do not generally charge our customers based on actual usage of our BSM platform. However, we believe that cumulative spend under management illustrates the adoption, scale, and value of our platform, which we believe enhances our ability to maintain existing customers and attract new customers.

For our fiscal years ended January 31, 2020, 2019, and 2018, our revenues were $389.7 million, $260.4 million and $186.8 million, respectively, and our net losses were $90.8 million, $55.5 million and $43.8 million, respectively, as we focused on growing our business.

The Coupa BSM Platform

Our BSM platform provides businesses with real-time visibility and control of spending. The platform’s modern, user-centric interface enables businesses to drive adoption of the platform and capture, analyze, and control this spend, achieve real measurable value and savings, and directly improve their profitability:

•

Drive Adoption.  Our platform applies a distinctive user-centric approach that shields users from complexity and provides a mobile-enabled consumer Internet-like experience, thus enabling widespread adoption of our platform by users across the entire organization, and across the customer’s supplier base, as well.

•

Capture.  At the core of our platform is our transactional engine that is comprised of our procurement, invoicing, expense management, and payment management modules, which comprehensively help capture and manage spend within an organization. Given purchase orders, invoices, expense reports, and payments flow through our platform and the data is stored centrally in a clean and organized fashion, businesses are able to observe their spending activities in real-time.

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

•

Value. Within a short timeframe, we help our customers realize measurable value by taking advantage of pre-negotiated supplier discounts, achieving contract compliance, improving process efficiencies, and reducing redundant and wasteful spending, as well as enable strategic sourcing via reverse auctions in which suppliers bid down prices at which they are willing to sell their goods and services to businesses.

Our BSM Platform’s Capabilities

Our BSM platform includes the following capabilities::

Coupa’s Transactional Engine

The core of our platform is our transactional engine, which is comprised of the following modules:

•

Procure:  Our procurement module enables customers to strategically establish spend policies and approval rules to govern company spending. The application provides a consumerized e-commerce shopping experience so that employees can easily and quickly find the goods and services they need to do their jobs. For example, employees searching for goods can see inventory-on-hand balances in the search results, which eliminates redundant spending. Our procurement module streamlines purchasing requisition and purchase order processes, allowing businesses to track and manage purchases in real-time, thus reducing time and cost. Upon approval of an employee request, purchase orders are automatically sent to suppliers for fulfillment and invoicing. Benchmark data allows customers to spot process inefficiencies, while configuration ease enables businesses to effortlessly adjust business processes to meet continually changing business requirements.

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

•

Expense:  Our expense management module enables customers to gain control of the expenses incurred by employees. Innovative mobile capabilities such as GPS and geo-location make it easy for travelers to create expense reports on-the-go so that businesses gain real-time expense visibility. Frugal meter capabilities automatically assess the appropriateness of employee charges based on the customer’s configured business processes. Seamless connectivity to credit card providers feed charges into our expense management module for added visibility and reporting ease. Coupa provides additional travel management capabilities, such as travel price assurance that helps companies capture savings from flight and hotel price decreases that happen after the booking has been placed.

•

Pay: Coupa Pay represents a set of solutions that help customers consolidate and optimize their processes to manage working capital and make payments to suppliers and contractors, as well as to employees for travel & expense reimbursements. With Coupa Pay, customers can make payments using different methods, called payment "rails", including domestic and international bank transfers, one-time-use "virtual" credit cards, digital checks, and digital wallets. Coupa's comprehensive approach intertwines early-payment discount programs with our customers’ procurement processes to increase supplier adoption and let customers increase returns on these programs. Customers get a single portal to manage all payments across multiple banks, and their suppliers get visibility into payment status. The process to create, approve, and release payments is automated to save time and avoid potential error and fraud. This process is secured with access controls and encrypted transmission and storage of payment-related information. With payments management as a core capability within a unified BSM platform, all types of payment transactions are automatically reconciled to backing documentation for better visibility and control of business spend.

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

Contract Management.  Our contracts module enables customers to let their employees author new contracts within “guide rails” to manage risk while improving efficiency for their legal teams. Higher-risk contract terms can be escalated for legal review, while lower-risk choices can be pre-approved. Once negotiated, approved and signed, customers can operationalize contracts, making these contracts easily available for use by employees across the organization. Buying under the terms of contracts can increase savings through the use of negotiated rates and mitigate risk through contractual protections. Customers get visibility into how contracts affect spending with embedded dashboards at both the contract and summary level. Advanced contract analysis capabilities give customers visibility into contract terms and risk, while automatic alerts remind employees to review contracts prior to expiration or auto-renewal dates.

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

Supplier Management.  Our supplier management module enables customers to collect supplier information required to manage and pay suppliers and provides data about potential risks associated with a given supplier. Customers can also use this module to help ensure compliance and mitigate third-party risk by extensively evaluating their supplier base on critical risk domains, including information security, anti-bribery and anti-corruption, and GDPR compliance, while also staying informed on potential supplier risk by leveraging credit ratings and other searches of publicly available databases.

Spend Analysis.  Our spend analysis module provides managers a large set of built-in reports and dashboards that allow users to see spending activity, find bottlenecks in workflows, analyze granular data by commodity, supplier, location and cost center, and drill down into the spend transactions. Customers can also leverage our artificial intelligence capabilities to automate complex business spend data classification. We have created more than one hundred out-of-the-box reports covering some of the most important business metrics, such as unified spend for purchase orders, invoices or expense reports, spend trends over time, spend by commodity, supplier and contract. However, users can also create new metrics, reports and dashboards with our intuitive user interface, as well as include external data like corporate and travel expenses or integrate with third-party systems, to get a holistic view of their spend patterns.

Coupa Open Business Network

Our Coupa Open Business Network instantly connects businesses and suppliers, providing businesses with a platform that is accessible to suppliers of all sizes—even those typically ignored by fee-based closed networks—to drive success. Suppliers have a variety of options to connect with businesses including:

•

Coupa Supplier Portal.  This portal is a tool for suppliers to easily do business with our customers. The Supplier Portal lets suppliers manage content and settings on a customer-by-customer basis, including managing company information, setting up purchase order transmission preferences, creating and managing online catalogs, managing procurement orders and invoices across multiple customers and gaining visibility into the status of invoices.

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

By using our Coupa Open Business Network, companies can become compliant with government mandates, increase profitability, and reduce costs by driving electronic transactions away from paper-based transactions. Our Coupa Open Business Network user interface is easy to navigate and requires little to no training for suppliers to instantly manage transactions. Businesses are able to interact with thousands of suppliers already using our Coupa Supplier Portal, quickly onboard new suppliers, integrate directly or simply use our smart e-mail tools. Businesses can also use the Coupa Open Business Network to layer on top of their existing technology, including third-party systems such as Oracle iProcurement, SAP SRM and others. Suppliers of all sizes benefit, as they are able to join the networked economy without changing their technology or spending money on transaction fees.

Coupa Advantage

Our Coupa Advantage program offers customers the opportunity to leverage pre-negotiated discounts from select suppliers in several business categories such as office supplies, branded promotional products, background checks, employee perquisites and more. The program leverages the collective buying power of Coupa customers to offer potential savings opportunities.

Coupa Community Intelligence

Our Community Intelligence capability, which extends across our BSM platform, provides information to Coupa customers by applying artificial intelligence-powered analysis to the structured, normalized data collected from the comprehensive set of business spend transactions that have occurred on the Coupa platform. This innovative analysis provides Coupa customers with prescriptive recommendations to optimize their spend decisions, improve operational efficiency, and reduce risk based on best practices from the Coupa community. Participating customers are able to contribute to and benefit from Community Intelligence, with use cases spanning various areas of spend management, including Supplier Insights and Risk Aware which help companies evaluate and reduce the risk levels of suppliers, operational insights which helps businesses measure their own performance on key operational metrics against other Coupa customers and follow best practices to drive efficiency and savings, Commodity Insights and Procurable Spend Spotlight which help companies identify spend consolidation and savings opportunities, and Spend Guard, which surfaces potential errors and fraud across business spend, including invoices and employee expense reports.

Key Benefits to Businesses

•	Rapid time to value through fast deployment cycles and low cost of ownership of a cloud-based model.
•	Opportunity to achieve significant and sustainable savings that can translate into improved profitability.
•	High employee adoption of our easy-to-use BSM platform, which enables better visibility into spend, allowing both procurement and sourcing professionals to better manage their time.
•	Strong supplier adoption as suppliers are motivated to join our network due to ease of enablement, flexibility, and lack of supplier fees.
•	Access to extensive spending data in real-time, which leads to superior decision-making that can result in significant cost savings.
•	Ability to stay agile and adapt to changes in operating and regulatory environments with our easily configurable platform.
•	Process efficiency improvements that allow businesses to free up valuable resources and staff who can be deployed effectively elsewhere in the organization.
•	Enhanced compliance with governmental regulations through greater auditability, documentation and control of spending activity.

Key Benefits to Employees

•	Intuitive and simple user experience that shields users from complexity and enables adoption of our platform with minimal training.
•	Efficiency improvements as employees are more rapidly able to procure the goods and services they need to fulfill their job responsibilities.
•	Mobile access from anywhere in the world.
•	Convenience to employees, as our platform gathers data on historical activity and leverages the insights to help populate requests and minimize data entry.
•	Faster reimbursement to employees due to more efficient expense management processes.

Key Benefits to Suppliers

•	Participating in our Coupa Open Business Network.
•	Fast registration process and flexibility to interact with customers through the Coupa Supplier Portal, direct integration or simply by use of direct email.
•	Elimination of manual processes and efficiency improvements through electronic invoicing and streamlined procurement and payment processes.
•	Real-time visibility into invoice status, often through direct push notifications without having to log in to a portal.
•	Seamless audit, documentation and archiving of electronic purchase orders and invoices that helps suppliers comply with changing government regulations, as well as avoid risks.
•	Opportunity to display supplier information and catalog of products and services on the Coupa Open Business Network for existing and prospective customers.

Sales and Marketing

We sell our software applications through our direct sales organization and our partner program, Coupa Partner Connect. Our direct sales team is global and comprised of inside sales and field sales personnel who are organized by geography, account size, and application type.

We generate customer leads, accelerate sales opportunities, and build brand awareness through our marketing programs, including such programs with our strategic relationships. For example, we have joint marketing programs and sponsorship agreements with KPMG, Deloitte, and Accenture.

Our principal marketing programs include:

•

our annual Coupa INSPIRE conferences which are held in multiple jurisdictions and over multiple days to connect customers, disseminate best practices, and reinforce our brand among existing and new customers;

•	field marketing events for customers and prospective customers;
•	development of our ideal customer profile (ICP), which helps identify the accounts with the highest propensity to buy, for each of our sales segments;
•	programmatic account-based marketing efforts in close partnership with sales to target the ICP accounts in our respective sales segments;
•	territory development representatives who respond to incoming leads to convert them into new sales opportunities;
•	participation in, and sponsorship of, user conferences, executive events, trade shows, and industry events;
•	focused cross-channel campaigns with existing customers to drive expansion;
•	public relations, industry analyst relations, and social media initiatives;
•	thought leadership development in the form of books, blogs, and third-party content;
•	integrated marketing campaigns, including direct e-mail, online web advertising, blogs, and webinars;

•	cooperative marketing efforts with partners, including joint press announcements, joint trade show activities, channel marketing campaigns, and joint seminars;
•	customer programs, including regional user group meetings; and
•	use of our website to provide application and company information, as well as learning opportunities for potential customers;

Recent Acquisitions

In May 2019, we completed the acquisition of Exari Group, Inc. for consideration of approximately $214.6 million in cash, or $208.3 million net of cash acquired. The acquisition extends our BSM platform with advanced contract lifecycle management capabilities to enable companies to comprehensively manage their contract lifecycle and operationalize their contracts against spend transactions.

In December 2019, we completed the acquisition of Yapta, Inc., a leader in the travel price optimization market whose technology dynamically monitors airfare and hotel prices, identifies savings opportunities, and rebooks reservations when prices drop. We paid aggregate consideration of approximately $111.2 million in cash (which amount includes $9.8 million that is being held in escrow for 15 months after the transaction closing date and $12.5 million payable upon the achievement of Yapta’s revenue target during the twelve months starting from the transaction closing date). This technology will be an integral part of our travel and expense management portfolio.

Partnerships and Strategic Relationships

As a core part of our strategy, we have developed an ecosystem of partners to extend our sales capabilities and coverage, to broaden and complement our application offerings, and to provide a broad array of services that lie outside of our primary areas of focus.

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

•

Financial Services Company Partners. Our financial services company partners provide deep expertise as well as transactional solutions for executing payments. Partners include leading card issuers American Express, Barclaycard, Citibank, PayPal, J.P. Morgan Chase, and money-movement provider Transfermate, as well as others. These partner-provided solutions let customers use their existing bank relationships to move money globally.

•

Technology Partners.  Our technology partners provide market-leading technology, complementary products and infrastructure-related services that power and extend our suite of cloud-based business spend management applications. Our technology partners span a wide range of solutions providers including MuleSoft, Dell, Egencia, and DocuSign that enhance the capabilities of our platform by facilitating integrations that can deliver a higher level of value to customers. As a core part of our strategy, we have developed an ecosystem of partners to extend our sales capabilities and coverage, to broaden and complement our application offerings and to provide a broad array of services that lie outside of our primary areas of focus.

Technology Infrastructure and Operations

The technologies used to build our platform and modules are native cloud and designed to scale to millions of users. We utilize a modern technology stack to take advantage of advancements in web design, open-source technologies, scalability and security. We have implemented industry-standard security practices to help us protect our customers’ critical information.

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

Research and Development

Our ability to compete depends in large part on our continuous commitment to research and development, and our ability to rapidly introduce new applications, technologies, features and functionality. Our research and development organization is responsible for the design, development, testing and certification of our applications. We focus our efforts on developing new applications and core technologies and further enhancing the usability, functionality, reliability, performance and flexibility of existing applications.

Competition

We believe the overall market for BSM software is highly competitive, marked by rapid consolidation, fragmented, and rapidly evolving due to technological innovations. We have been recognized, however, as a technology and market leader.

Our competitors fall into the following categories:

•	Large enterprise software vendors such as Oracle Corporation, SAP AG and Workday that predominantly focus on database and ERP software solutions;
•	Niche software vendors that either address only a portion of the capabilities we provide or predominantly focus on narrow industry verticals.

We believe the principal competitive factors in our market include the following:

•	focus on customer success;
•	ability to deliver measurable value and savings;
•	ability to offer a comprehensive BSM platform;
•	ease of use;
•	widespread adoption by users;
•	time to deployment;
•	cloud-based architecture;

•	total cost of ownership;
•	configurability and agility;
•	rich reporting capabilities;
•	product extensibility and ability to integrate with other technology infrastructures;
•	independence;
•	adoption by suppliers;
•	ability to deliver prescriptive insights based on aggregated, anonymized data;
•	ability to leverage extensive data to detect supplier and employee risk;
•	and community-driven collaboration and savings opportunities.

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

We pursue the registration of domain names, trademarks, and service marks in the United States and in various jurisdictions outside the United States. We also actively seek patent protection covering inventions originating from our company.

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and our software is protected by U.S. and international intellectual property laws. Our policy is to require employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf and agreeing to protect our confidential information. In addition, we generally enter into confidentiality agreements with our vendors and customers. We also control and monitor access to, and distribution of our software, documentation, and other proprietary information.

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

Our Customers

As of January 31, 2020, we have 1,390 customers that are doing business in more than 49 countries and our platform is offered in more than 24 languages. We generally define a customer as a separate and distinct entity (such as a company or an educational or government institution), a distinct business unit of a large corporation or a partner organization, in each case that have an active contract with us to access our services. Our customers include leading businesses in a diverse set of industries, including healthcare and pharmaceuticals, retail, financial services, manufacturing, and technology.

Employees

As of January 31, 2020, we had 1,693 full-time employees globally, of which 917 work in the U.S. None of our U.S. employees are represented by a labor union or are the subject of a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We were incorporated in 2006 and introduced our first cloud-based software solution shortly thereafter.  Over time we have invested in building a comprehensive, integrated platform of business spend management (“BSM”) services, including through acquisitions , and in marketing, selling and supporting this platform.  Although in recent years we have grown our annual revenues each year at a substantial rate, our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including any reduction in demand for our platform, increased competition, contraction of our overall market, international or domestic economic instability, downturns or other events, such as pandemics, our inability to accurately forecast demand for our platform or our failure, for any reason, to capitalize on growth opportunities.

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

Weakened global economic conditions, including those from the recent coronavirus pandemic, may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments, downturns and global health crises or pandemics seemingly unrelated to us or the enterprise software industry may harm us, including disruptions or restrictions on our employees’ ability to work and travel. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, outbreaks of coronavirus and the resulting impact on business continuity and travel, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. In particular, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the Euro zone, including instability as a result of “Brexit,” the United Kingdom’s decision to exit the European Union. We are unable to predict how and to what extent Brexit will impact our business and operating results. We have operations, as well as current and potential new customers, throughout most of Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, many customers may delay or reduce their information technology spending.

The growth of our revenues and potential profitability of our business depends on demand for platform and modules generally, and business spend management specifically. In addition, our revenues are dependent on the number of users of our modules. Historically, during economic downturns there have been reductions in spending on enterprise software as well as pressure for extended billing terms or pricing discounts, which would limit our ability to grow our business and negatively affect our operating results. These conditions affect the rate of enterprise software spending and could adversely affect our customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results. While it remains a developing situation, the recent outbreak of coronavirus and any quarantines, interruptions in travel and business disruptions with respect to us, our customers or partners could have effects similar to those described above. Although we are continuing to monitor and assess the effects of the coronavirus pandemic on our business, the ultimate impact of the coronavirus pandemic is highly uncertain and subject to change.

Because our platform is sold to large enterprises with complex operating environments, we encounter long and unpredictable sales cycles, which could adversely affect our operating results in a given period.

Our ability to increase revenues and achieve profitability depends, in large part, on our ability to continue to attract large enterprises to our platform and grow this segment of our customer base.  We expect to continue to focus most of our sales efforts on these customers in the near future.  Accordingly, we will continue to face greater costs, longer sales cycles and less predictability in completing some of our sales, than would be expected from selling to a predominantly small business or midmarket target customer base. A delay in or failure to close a large sale to one or more prospective new customers could cause us to fail to meet the expectations of management or analysts, harm our business and financial results, and cause our financial results to vary significantly from period to period.

Our typical sales cycle ranges from three to nine months.  The wide range reflects that a number of timing factors that can vary significantly between prospective customers, many of which we cannot control, including:

•	customers’ budgetary constraints and priorities;
•	the timing of customers’ budget cycles;
•	the need by some customers for lengthy evaluations; and
•	the length and timing of customers’ approval processes.

In addition, as a result of the recent coronavirus pandemic, many local governements as well as enterprises have limited travel and in person meetings and implemented other restrictions that could make the sales process more lengthy and difficult.

Large enterprises tend to have more complex operating environments than smaller businesses, making it more difficult and time-consuming for us to demonstrate the value of our platform to these prospective customers. In the large enterprise market, the customer’s decision to use our platform may be an enterprise-wide decision; therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our platform, which causes us to expend substantial time, effort and money educating them as to the value of our platform. In addition, we have no assurance that a prospective customer will ultimately purchase any services from us at all, regardless of the amount of time or resources we have spent on the opportunity.  For example, our target customer may decide in the end to purchase software from one of our larger, more established competitors because they are unsure about moving forward with a newer and less well-known brand such as ours.

As a result of the variability and length of the sales cycle, we have only a limited ability to forecast the timing of sales, and our results of operations may differ from expectations.

If our security measures are breached or unauthorized access to customer data is otherwise obtained, our platform may be perceived as not being secure, customers may reduce the use of or stop using our platform and we may incur significant liabilities.

Our platform involves the storage and transmission of customer data, including, for example, sensitive and proprietary information about our customers’ spending. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or users' data or to disrupt our platform. Computer malware, viruses, spear phishing attacks, and general hacking have become more prevalent in our industry, particularly against cloud services. Any unauthorized access or security breaches could result in the loss of sensitive customer information, litigation, fines and penalties, liability under indemnity obligations and other economic and reputational damage. While we have security measures in place that are designed to protect customer information and prevent data loss and other security breaches, if these measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our customers’ data, we could face loss of business, regulatory investigations or orders, our reputation could be severely damaged.  In addition, we could be required to expend significant capital and other resources to alleviate the problem, as well as incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to customers or other business partners in an effort to maintain business relationships after a breach.

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

Our results of operations and key metrics discussed elsewhere in this report, such as remaining performance obligations and deferred revenue, may vary significantly in the future and period-to-period comparisons of our operating results and key metrics may not provide a full picture of our performance. Accordingly, the results of any one quarter or year should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, as a result they may not fully reflect the underlying performance of our business. These quarterly fluctuations may negatively affect the value of our common stock. Factors that may cause these fluctuations include, without limitation:

•	our ability to attract new customers and complete the sale of our platform to them within the range of our typical sales cycle;
•	the addition or loss of one or more of our larger customers, including as the result of acquisitions or consolidations;
•	the timing of recognition of revenues;
•	the amount and timing of operating expenses;
•	general economic, industry and market conditions, both domestically and internationally, including any economic downturns and adverse impacts resulting from the coronavirus;
•	the timing of our billing and collections;
•	customer renewal and expansion rates;
•	security breaches of, technical difficulties with, or interruptions to the delivery and use of our products on our platform;
•	the amount and timing of completion of professional services engagements;
•	increases or decreases in the number of users for our platform, increases or decreases in the modules purchased for our platform or pricing changes upon any renewals of customer agreements;
•	changes in our pricing policies or those of our competitors;
•	seasonal variations in sales of our software subscriptions, which have historically been highest in the fourth quarter of a calendar year but may vary in future quarters;
•

the timing and success of new product or module introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

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

Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities.  In addition, our growth rate may slow in the future as our market penetration rates increase. As a result, our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future, and we may not be able to achieve or sustain profitability in future periods, which could harm our business and cause the market price of our common stock to decline.

The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.

The market for business spend management software is highly competitive, with relatively low barriers to entry for some software or service organizations. Our competitors include Oracle Corporation (“Oracle”), SAP AG (“SAP”) and Workday, Inc. (“Workday”), well-established providers of enterprise resource management (“ERP”) solutions, including BSM software that have long-standing relationships with many customers. Some customers may be hesitant to switch or to adopt cloud-based software such as ours for this part of their business and prefer to maintain their existing relationships with their legacy software vendors. Oracle, SAP and Workday are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. These vendors, as well as other competitors, may offer business spend management software on a standalone basis at a low price or bundled as part of a larger product sale. In order to take advantage of customer demand for cloud-based software, legacy vendors are expanding their cloud-based software through acquisitions and organic development. Legacy vendors may also seek to partner with other leading cloud providers. We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions.

We may also face competition from a variety of vendors of cloud-based and on-premise software products and point solutions that may have some of the core functionality of our BSM services (such as procure-to-pay) but that address only a portion of the capabilities and features of our platform. In addition, other companies that provide cloud-based software in different target markets may develop software or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal software. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.

Some of our competitors are able to devote greater resources to the development, promotion and sale of their products and services. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. In addition, many of our competitors have established marketing relationships, access to larger customer bases and major distribution agreements with consultants, system integrators and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our platform does not become more accepted relative to our competitors’, or if our competitors are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results will be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.

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

To increase our revenues, we must add new customers, particularly large enterprise customers, increase the number of users at existing customers and sell additional modules to current customers. The expansion of our customer base is critical to our ability to continue the growth of our revenues.  If we do not grow our customer base, our revenues will slow in future periods or will start to decline, as a result of customers not renewing. This is particularly true for us because we are typically able to capture a majority of the expected annual recurring revenue opportunity at the inception of our customer relationships, rather than targeting specific power users at the outset of the customer relationship with the intention of expanding and getting more annual recurring revenue at later stages of the customer relationship.

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

We have experienced a rapid growth in our business, headcount and operations in recent years. We anticipate that we will continue to expand our operations and headcount, including internationally, in the near future. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. Although our business has experienced significant growth, we cannot provide any assurance that our business will continue to grow at the same rate or at all. The rapid growth in our headcount and operations has placed and will continue to place significant demands on our management and our operational and financial infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.

To effectively manage growth, we must continue to improve our operational, financial and management controls, and our reporting systems and procedures by, among other things:

•	improving our key business applications, processes and IT infrastructure to support our business needs;

•

enhancing information and communication systems to ensure that our employees and offices around the world are well-coordinated and can effectively communicate with each other and our growing base of customers and channel partners;

•	enhancing our internal controls to ensure timely and accurate reporting of all of our operations and financial results; and
•	appropriately documenting our IT systems and our business processes.

The systems enhancements and improvements necessary to support our business as we continue to scale will require significant capital expenditures and allocation of valuable management and employee resources. If we fail to implement these improvements effectively, our ability to manage our expected growth, ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies will be impaired. Additionally, failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features and/or other operational difficulties, any of which could adversely affect our business performance and results of operations.

Acquisitions could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.

We have in the past acquired and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, we acquired Yapta, Inc. in December 2019, Exari Group, Inc. in May 2019, Hiperos LLC in December 2018, Vinimaya, Inc. (d/b/a Aquiire) in October 2018 and acquired certain assets from DCR Workforce in August 2018. Acquisitions may disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business.

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

We typically enter into multiple year, non-cancelable arrangements with our customers. If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position and cash flow. The recent and ongoing global coronavirus pandemic may also increase the likelihood of these risks.

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

In addition, California enacted the California Consumer Privacy Act of 2018 which took effect on January 1, 2020, and which will broadly define personal information, give California residents expanded privacy rights and protections and provide for civil penalties for violations. The effects of this legislation are potentially far-reaching and may require us to modify our data management practices and to incur substantial expense in an effort to comply.

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

We review the lifetime value and associated acquisition costs of our customers, as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. The lifetime value of our customers and customer acquisition costs has and will continue to fluctuate from one period to another depending upon the amount of our net new subscription revenues (which depends on the number of new customers in a period, upsells of additional modules to existing customers and changes in subscription fees charged to existing customers), gross margins (which depends on investments in and other changes to our cost of customer support and allocated overhead), sales and marketing expenses and renewal rates (which depend on our ability to maintain or grow subscription fees from customers). These amounts have fluctuated from quarter to quarter and will continue to fluctuate in the future. We may not experience lifetime value to customer acquisition cost ratios in future years or periods similar to those we have achieved to date. Furthermore, as a result of the recent and ongoing global coronavirus pandemic, it is possible that customers may not renew or may temporarily halt paying us, which would adversely affect our lifetime value metrics.  Other companies may calculate lifetime value and customer acquisition costs differently than our chosen method and, therefore, may not be directly comparable.

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

We believe that a critical component of our success has been our company culture, which is based on our core values of ensuring customer success, focusing on results and striving for excellence. We have invested substantial time and resources in building our team within this company culture. As we grow we may find it difficult to maintain these important aspects of our company culture. If we fail to preserve our culture, our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives could be compromised, potentially harming our business.

We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.

We incurred net losses of $90.8 million, $55.5 million, and $43.8 million in the fiscal years ended January 31, 2020, 2019 and 2018 respectively. We had an accumulated deficit of $345.7 million at January 31, 2020. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in gaining new customers, we will also incur increased losses because many costs associated with acquiring new customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for longer or shorter periods). If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a midterm or long-term basis.

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

We rely on Amazon Web Services to deliver our platform and modules to our customers, and any disruption in service from Amazon Web Services or material change to our arrangement with Amazon Web Services could adversely affect our business.

We rely upon Amazon Web Services (“AWS”) to operate certain aspects of our platform and any disruption of or interference with our use of AWS could impair our ability to deliver our platform and modules to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers and harm to our business. We have architected our software and computer systems to use data processing, storage capabilities and other services provided by AWS. Currently, most of our cloud service infrastructure is run on AWS. Given this, we cannot easily switch our AWS operations to another cloud provider, so any disruption of or interference with our use of AWS would adversely affect our operations and potentially our business.

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

If in the future we identify material weaknesses in our internal controls over financial reporting (including in the control environment of our acquired companies), if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the Securities and Exchange Commission (“SEC”), Nasdaq or other regulatory authorities, which could require additional financial and management resources to address.

Our international operations and sales to customers outside the United States or with international operations expose us to risks inherent in international sales.

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. The revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 36%, 38% and 35% of our total revenues for the fiscal years ended January 31, 2020, 2019, and 2018, respectively. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. While we are gaining additional experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to continue to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

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

Our business depends on our ability to satisfy our customers, both with respect to our platform and modules and the professional services that are performed to help our customers use features and functions that address their business needs. Professional services may be performed by our own staff, by a third-party partner or by a combination of the two. Our strategy is to work with partners to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and we expect the number of our partner-led implementations to continue to increase over time. If a customer is not satisfied with the quality of work performed by us or a partner or with the type of professional services or modules delivered, we may incur additional costs in addressing the situation, the profitability of that work might be impaired and the customer’s dissatisfaction with our services or those of our partners could damage our ability to retain that customer or expand the number of modules subscribed to by that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

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

Our platform must integrate with a variety of third-party technologies, and we need to continuously modify and enhance our platform to adapt to changes in cloud-enabled hardware, software, networking, browser and database technologies. Any failure of our platform to operate effectively with future technologies could reduce the demand for our platform, resulting in customer dissatisfaction and harm to our business. If we are unable to respond to these changes in a cost-effective manner or if third-party developers and technology are unable or unwilling to provide necessary or complementary integrations, our platform may become less marketable and less competitive or obsolete and our operating results may be negatively affected. In addition, an increasing number of individuals within the enterprise are utilizing mobile devices to access the Internet and corporate resources and to conduct business. If we cannot continue to effectively make our platform available on these mobile devices and offer the information, services and functionality required by enterprises that widely use mobile devices, we may experience difficulty attracting and retaining customers.

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

Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

Our ability to increase our customer base and achieve broader market acceptance of our platform will depend to a significant extent on our ability to expand our marketing and sales operations, both domestically and internationally. We plan to continue expanding our direct sales force and engaging additional partners that can provide sales referrals. This expansion will require us to invest significant financial and other resources. Our business will be harmed if our efforts do not generate a corresponding increase in revenues. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire and develop talented direct sales personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if we are unable to retain our existing direct sales personnel. It often takes six months or longer before our sales representatives are fully-trained and productive. We also may not achieve anticipated growth in revenues from our partners if we are unable to attract and retain additional motivated partners, if any existing or future channel partners fail to successfully market, resell, implement or support our platform for their customers, or if they represent multiple providers and devote greater resources to market, resell, implement and support the products and solutions of these other providers. For example, some of our partners also sell or provide integration and administration services for our competitors’ products, and if such partners devote greater resources to marketing, reselling and supporting competing products, this could harm our business, results of operations and financial condition.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Accounting for revenue from sales of subscriptions to software is particularly complex, is often the subject of intense scrutiny by the SEC and will evolve as FASB continues to consider applicable accounting standards in this area. A change in accounting principles or interpretations could have a significant effect on our reported financial results for periods prior and subsequent to such change. We may adopt new accounting standards retrospectively to prior periods and the adoption may result in an adverse change to previously reported results. Additionally, the adoption of these standards may potentially require enhancements or changes in our systems and will require significant time and cost on behalf of our financial management.

We may face exposure to foreign currency exchange rate fluctuations, which could adversely affect our business, results of operations and financial condition.

As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows because our international contracts are sometimes denominated in local currencies, in particular with respect to the Euro, British Pound Sterling, Swedish Krona, Swiss Franc, and Australian Dollar. Over time, an increasing portion of our international contracts may be denominated in local currencies. Therefore, as exchange rates vary, revenues, cost of revenues, operating expenses and other operating results, when re-measured, may differ materially from expectations. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Additionally, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments. Moreover, we anticipate growing our business further outside of the United States, and the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases. These effects of movements in currency exchange rates could also affect our customers. A strengthening of the U.S. dollar could increase the real cost of our platform to our customers outside of the United States, which could adversely affect our business, operating results, financial condition, and cash flows.

If we cannot continue to expand the use of our platform, our ability to grow our business may be harmed and the growth rate of our revenues may decline.

Our ability to grow our business depends in part on our ability to compete in the market for the additional modules on our platform, including strategic sourcing, inventory, contracts, supplier management and spend analysis. Our efforts to market these other modules is relatively new and we have allocated significant resources to develop, acquire or otherwise bring to market these modules, and it is uncertain whether these other modules will ever result in significant revenues for us. While we have recently acquired businesses related to certain of these modules, there can be no assurance that these acquisitions will facilitate our efforts to market and sell these other modules in a cost-effective manner. Further, the introduction of new modules beyond these markets may not be successful.

Large customers often demand more configuration and integration services, or customized features and functions that we do not offer, which could adversely affect our business and operating results.

We have historically focused our sales and marketing efforts on large enterprise customers and expect this trend to continue in the near future.  Large customers may demand more configuration and integration services, which generally increases our upfront investment in sales and deployment efforts—even for deployments that are handled primarily by one of our implementation partners—with no guarantee that these customers will increase the scope of their subscription in order to offset our greater upfront costs. As a result of these factors, we and our partners must devote a significant amount of sales support and professional services resources to individual customers, increasing the cost and time required to complete sales. Additionally, our platform does not currently permit customers to modify our code. If prospective customers require customized features or functions that we do not offer and that would be difficult for them to deploy themselves, then the market for our platform will be more limited and our business could suffer.

If our platform fails to perform properly, our reputation could be adversely affected, our market share could decline and we could be subject to liability claims.

Our platform is inherently complex and may contain material defects or errors. Any defects in functionality or that cause interruptions in the availability of our platform could result in:

•	loss or delayed market acceptance and sales;
•	breach of warranty claims;
•	sales credits or refunds for prepaid amounts related to unused subscription services;
•	loss of customers;
•	loss of customer data;
•	diversion of development and customer service resources; and
•	Negative publicity and injury to our reputation.

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

In order to protect our intellectual property rights, we may be required to expend significant resources to monitor and protect such rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could seriously adversely affect our brand and our business. For example, such failures could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new modules, result in our substituting inferior or more costly technologies into our platform, or injure our reputation.

Our platform utilizes open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Our platform utilizes software governed by open source licenses, including for example the MIT License and the Apache License. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our platform. By the terms of certain open source licenses, if we combine our proprietary software with open source software in a certain manner, we could be required to release the source code of our proprietary software and make it available under open source licenses. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, or to re-engineer all or a portion of our technologies or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. We have established processes to help alleviate these risks, but we cannot assure you that our processes for controlling our use of open source software in our platform will be effective. In addition to risks related to license requirements, the use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with the use of open source software cannot be eliminated and could negatively affect our business.

We employ third-party licensed software for use in or with our platform, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which could adversely affect our business.

Our platform incorporates certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our platform with new third-party software may require significant work and require substantial investment of our time and resources. Also, to the extent that our platform depends upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our platform, delay new module introductions, result in a failure of our modules and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may be time consuming to negotiate or result in increased licensing costs.

We have incurred and will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the Nasdaq Global Select Market, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and made some activities more time consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we are incurring significant expenses and devoting substantial management effort toward ensuring ongoing compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We have hired and may need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

The rules and regulations applicable to public companies make it more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities, at any of our cloud hosting provider facilities, or where a business partner is located could adversely affect our business, results of operations and financial condition. For example, the rapid spread of coronavirus globally in early 2020 has resulted in travel restrictions and in some cases, prohibitions of non-essential travel, disruption and shutdown of businesses and greater uncertainty in global financial markets. Health concerns or political or governmental developments in countries in which we or our customers, partners and service providers operate could result in economic, social or labor instability, slow our sales process, result in customers not purchasing or renewing our products or failing to make payments, and could otherwise have a material adverse effect on our business and our results of operations and financial condition. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus. Any prolonged contractions in the travel and hospitality industries, along with any effects on supply chain or on other industries in which our customers or partners operate, could materially and adversely impact our business, results of operations and financial condition.

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

In addition, the application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure. As we operate in numerous taxing jurisdictions, the application of tax laws can also be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. Our determination of our tax liability is subject to review by applicable United States and foreign tax authorities. Any adverse outcome of such a review could harm our operating results and financial condition.

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

In January 2018, we issued $230 million aggregate principal amount of 0.375% convertible senior notes due 2023, which we refer to as the 2023 Convertible Notes, and in June 2019, we issued $805 million aggregate principal amount of our 0.125% Convertible Senior Notes due 2025, which we refer to as our 2025 Convertible Notes, which we collectively refer to as the Convertible Notes. As of January 31, 2020, we had $623.0 million in total long-term liabilities outstanding, comprised primarily of $562.6 million in net principal that remains outstanding under the 2025 Convertible Notes. Our indebtedness may:

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

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 9 of notes to our consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of January 31, 2020.

In addition, even if certain holders of Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes and could also impact the trading price of the Convertible Notes. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock has ranged from $22.50 to $174.27 through January 31, 2020. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	announcements of technological innovations, pricing changes, new software or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	disruptions in our services due to computer hardware, software or network problems;
•	announcements of customer additions and customer cancellations or delays in customer purchases;
•	recruitment or departure of key personnel;
•	the economy as a whole, market conditions in our industry and the industries of our customers;
•	extraordinary expenses such as litigation or other dispute-related expenses or settlement payments;
•	conversion of the Convertible Notes;
•	the impact of the coronavirus outbreak, including on the global economy, our results of operations, enterprise software spending and business continuity;

•	the size of our market float; and
•	any other factors discussed in this annual report.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, for whatever reason, including as a result of the conversion of the outstanding Convertible Notes, could cause the market price of our common stock to decline or make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate and could impair our ability to raise capital through the sale of additional equity or equity linked securities. In addition, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144, the shares issued upon exercise of outstanding stock options, settlement of outstanding restricted stock units, or conversion of the Convertible Notes into common stock will be available for immediate resale in the United States in the open market.

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

In addition, if a fundamental change occurs prior to the maturity date of the Convertible Notes, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. If a “make-whole fundamental change” (as defined in the indenture) occurs prior the maturity date, we will in some cases be required to increase the conversion rate of the Convertible Notes for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. These features of the Convertible Notes may make a potential acquisition more expensive for a potential acquiror, which may in turn make it less likely for a potential acquiror to offer to purchase our company, or reduce the amount of consideration offered for each share of our common stock in a potential acquisition.  Furthermore, the indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes.

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

We have additional domestic offices in New York, Cincinnati, Pittsburgh, Boca Raton, New Jersey, Boston, San Diego, Seattle and Reno. We also have international offices in Australia, Canada, France, Germany, India, Ireland, Italy, Mexico, the Netherlands, Norway, Singapore, Sweden, Switzerland, the United Kingdom, and Japan. We may further expand our facilities capacity as our employee base grows. We believe that we will be able to obtain additional space on commercially reasonable terms.

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

Holders

As of January 31, 2020 there were 72 registered stockholders of record of our common stock and we believe a substantially greater number of beneficial owners who hold shares through brokers, banks or other nominees.

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

None.

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

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included within this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended January 31, 2020, 2019 and 2018, and the consolidated balance sheet data as of January 31, 2020 and 2019 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended January 31, 2017 and 2016, and the consolidated balance sheet data as of January 31, 2018, 2017 and 2016 are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Since we adopted the new revenue standard effective on February 1, 2018 using the modified retrospective method, the financial data for fiscal 2020 and 2019 were prepared under the new revenue standard, and the financial data for the years from fiscal 2016 to 2018 were prepared prior to the adoption of the new revenue standard.

	For the year ended
	January 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription services	$345,261	$233,428	$164,865	$117,788	$75,667
Professional services and other	44,458	26,938	21,915	15,987	8,011
Total revenues	389,719	260,366	186,780	133,775	83,678

Cost of revenues:
Subscription services(1)	89,452	53,153	36,481	25,055	16,804
Professional services and other(1)	49,764	30,301	23,425	21,214	15,107
Total cost of revenues	139,216	83,454	59,906	46,269	31,911
Gross profit	250,503	176,912	126,874	87,506	51,767

Operating expenses:
Research and development(1)	93,089	61,608	44,536	30,262	22,767
Sales and marketing(1)	155,216	105,659	88,722	68,562	54,713
General and administrative(1)	75,623	57,005	38,578	24,106	19,540
Total operating expenses	323,928	224,272	171,836	122,930	97,020
Loss from operations	(73,425)	(47,360)	(44,962)	(35,424)	(45,253)
Interest expense	(37,658)	(12,518)	(502)	(14)	—
Interest income and other, net	9,316	3,817	3,307	(1,321)	(568)
Loss before provision for (benefit from) income taxes	(101,767)	(56,061)	(42,157)	(36,759)	(45,821)
Provision for (benefit from) income taxes	(10,935)	(537)	1,648	848	335
Net loss	$(90,832)	$(55,524)	$(43,805)	$(37,607)	$(46,156)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(1.45)	$(0.96)	$(0.83)	$(1.88)	$(9.81)

Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted(2)	62,484	57,716	52,999	19,988	4,704

Other Financial Data:
Non-GAAP operating profit (loss)	$31,927	$12,466	$(11,833)	$(24,869)	$(32,355)
Non-GAAP net profit (loss)	$36,616	$11,583	$(11,319)	$(27,125)	$(33,258)
Free cash flows	$56,186	$29,908	$15,138	$(25,446)	$(25,937)

(1)	Includes stock-based compensation expense as follows:

	For the year ended
	January 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cost of revenues:
Subscription services	$6,982	$4,285	$2,105	$715	$235
Professional services and other	7,773	4,269	2,722	772	1,014
Research and development	20,159	11,841	6,928	1,766	1,236
Sales and marketing	23,352	14,786	8,476	3,130	1,347
General and administrative	23,110	17,765	9,464	3,069	6,736
Total stock-based compensation	$81,376	$52,946	$29,695	$9,452	$10,568

(2)	See Note 13 to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders.

	As of January 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$268,045	$141,250	$412,903	$201,721	$92,348
Marketable securities	499,160	180,169	—	—	—
Working capital	418,563	32,051	335,278	153,039	48,601
Total assets	1,594,073	740,064	572,450	283,864	139,926
Deferred revenue, current and non-current	261,783	182,587	128,030	90,840	64,926
Convertible senior notes, net	749,727	174,615	163,010	—	—
Convertible preferred stock	—	—	—	—	164,950
Total stockholders’ equity (deficit)	445,657	313,281	240,545	173,892	(106,239)

Non‑GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non‑GAAP measures are useful in evaluating our operating performance. We regularly review the measures set forth below as we evaluate our business.

	For the year ended
	January 31,
	2020	2019	2018	2017	2016
	(in thousands)
Non-GAAP operating profit (loss)	$31,927	$12,466	$(11,833)	$(24,869)	$(32,355)
Non-GAAP net profit (loss)	36,616	11,583	(11,319)	(27,125)	(33,258)
Free cash flows	56,186	29,908	15,138	(25,446)	(25,937)

We define non-GAAP operating profit (loss) as loss from operations before stock based compensation and amortization of acquired intangible assets and in fiscal 2016 and 2017, before litigation-related costs. We define non-GAAP net profit (loss) as net loss before stock based compensation, amortization of acquired intangible assets, amortization of debt discount and issuance costs, and related tax effects, including non-recurring income tax adjustments and in fiscal 2016 and 2017, before litigation-related costs. We define free cash flows as operating cash flows less purchases of property and equipment.

We believe non-GAAP operating profit (loss) and non-GAAP net profit (loss) provide investors and other users of our financial information consistency and comparability with our past financial performance and facilitate period to period comparisons of operations. We believe non-GAAP operating profit (loss) and non-GAAP net profit (loss) are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We believe information regarding free cash flows provides useful information to investors because it is an indicator of the strength and performance of our business operations.

We use non-GAAP operating profit (loss), non-GAAP net profit (loss) and free cash flows in conjunction with traditional GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non-GAAP operating profit (loss), non-GAAP net profit (loss) and free cash flows should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.

We compensate for these limitations by providing investors and other users of our financial information a reconciliation of non-GAAP operating profit (loss) to loss from operations, non-GAAP net profit (loss) to net loss, and free cash flows to operating cash flows. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP operating profit (loss), non-GAAP net profit (loss), and free cash flows in conjunction with loss from operations, net loss, and the consolidated statements of cash flows. The following tables provide a reconciliation of loss from operations to non-GAAP operating profit (loss), from net loss to non-GAAP net profit (loss), and from net cash provided by (used in) operating activities to free cash flows (in thousands):

	For the year ended
	January 31,
	2020	2019	2018	2017	2016
	(in thousands)
Loss from operations	$(73,425)	$(47,360)	$(44,962)	$(35,424)	$(45,253)
Stock-based compensation	81,376	52,946	29,695	9,452	10,568
Litigation-related costs	—	—	—	151	1,943
Amortization of acquired intangible assets	23,976	6,880	3,434	952	387
Non-GAAP operating profit (loss)	$31,927	$12,466	$(11,833)	$(24,869)	$(32,355)

	For the year ended
	January 31,
	2020	2019	2018	2017	2016
	(in thousands)
Net loss	$(90,832)	$(55,524)	$(43,805)	$(37,607)	$(46,156)
Stock-based compensation	81,376	52,946	29,695	9,452	10,568
Litigation-related costs	—	—	—	151	1,943
Amortization of acquired intangible assets	23,976	6,880	3,434	952	387
Amortization of debt discount and issuance costs	35,922	11,605	459	—	—
Aggregate adjustment for income taxes	(13,826)	(4,324)	(1,102)	(73)	—
Non-GAAP net profit (loss)	$36,616	$11,583	$(11,319)	$(27,125)	$(33,258)

	For the year ended
	January 31,
	2020	2019	2018	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$68,156	$37,436	$19,626	$(20,955)	$(22,069)
Less: purchases of property and equipment	(11,970)	(7,528)	(4,488)	(4,491)	(3,868)
Free cash flows	$56,186	$29,908	$15,138	$(25,446)	$(25,937)

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

This section of this Form 10-K generally discusses fiscal 2020 and 2019 items and year-to-year comparisons between fiscal 2020 and 2019. Discussions of fiscal 2018 items and year-to-year comparisons between fiscal 2019 and fiscal 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

Overview

We are a leading provider of business spend management (“BSM”) solutions, with a comprehensive, cloud-based platform that connects our customers with more than five million suppliers globally.

Our platform provides greater visibility into and control over how companies spend money. Using our platform, businesses are able to achieve real, measurable value and savings that drive their profitability; we call this “Value as a Service.” We refer to the process companies use to purchase goods and services as business spend management and to the money that they manage with this process as spend under management. We offer a comprehensive, cloud-based BSM platform that is tightly integrated and delivers a broad range of capabilities that would otherwise require the purchase and use of multiple disparate point applications. The core of our platform consists of procurement, invoicing, expense management, and payments modules that form our transactional engine and capture a company’s spend. In addition, our platform offers supporting modules to help companies further manage their spend, including strategic sourcing, spend analysis, contract management, supplier management, and contingent workforce management. We also offer a purchasing program, Coupa Advantage, that leverages the collective buying power of Coupa customers, and we provide benchmarking and insights to customers on our BSM platform through a solution we refer to as Community Intelligence. Moreover, through our Coupa Open Business Network, suppliers of all sizes can easily interact with buyers electronically, thus significantly reducing paper, improving operating efficiencies and reducing costs.

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

We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multinational customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the years ended January 31, 2020, 2019 and 2018, respectively.

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

We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and modules to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”), including Japan. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 36%, 38% and 35%, respectively, of our total revenues for the years ended January 31, 2020, 2019 and 2018. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.

Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the United States. Nevertheless the intent to expand our international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in any or all of the international markets we enter.

Recent Business Developments

In May 2019, we completed the acquisition of Exari Group, Inc. for consideration of approximately $214.6 million in cash, or $208.3 million net of cash acquired. The acquisition extends our BSM platform with advanced contract lifecycle management capabilities to enable companies to comprehensively manage their contract lifecycle and operationalize their contracts against spend transactions.

In June 2019, we issued $805.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2025. In conjunction with the issuance of the notes, we purchased capped call at price of $118.7 million. The net proceeds from the issuance of the 2025 Notes were $667.4 million, net of debt issuance costs, including the underwriting discount and the cash used to purchase the capped call.

In December 2019, we completed the acquisition of Yapta, Inc., a leader in the travel price optimization market whose technology dynamically monitors airfare and hotel prices, identifies savings opportunities, and rebooks reservations when prices drop. We paid aggregate consideration of approximately $111.2 million in cash (which amount includes $9.8 million that is being held in escrow for 15 months after the transaction closing date and $12.5 million payable upon the achievement of Yapta’s revenue target during the twelve months starting from the transaction closing date). This technology will be an integral part of our travel and expense portfolio. This acquisition was not a significant acquisition under Regulation S-X.

Our Business Model

Our business model focuses on maximizing the lifetime value of a customer relationship, and we continue to make significant investments in order to grow our customer base. Due to our subscription model, we recognize subscription revenues ratably over the term of the subscription period. As a result, the profitability of a customer to our business in any particular period depends in part upon how long a customer has been a subscriber on our platform. In general, the associated upfront costs with respect to new customers are higher in the first year than the aggregate revenues we recognize from those new customers in the first year. We believe that, over time, as our customer base grows and a relatively higher percentage of our subscription revenues are attributable to renewals versus new customers or upsells to existing customers, associated sales and marketing expenses and other allocated upfront costs as a percentage of revenues will decrease, subject to investments we plan to make in our business. Over the lifetime of the customer relationship, we also incur sales and marketing costs to manage the account, renew or upsell the customer to more modules and more users. However, these costs are significantly less than the costs initially incurred to acquire the customer. We calculate the lifetime value of our customers and associated customer acquisition costs for a particular year by comparing (i) gross profit from net new subscription revenues for the year multiplied by the inverse of the estimated subscription renewal rate to (ii) total sales and marketing expense incurred in the preceding year. On this basis, we estimate that for each of fiscal 2020, 2019 and 2018, the calculated lifetime value of our customers has exceeded six times the associated cost of acquiring them.

Key Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of January 31,
	2020	2019	2018
Cumulative spend under management ($ billions)	$1,655.2	$1,079.2	$680.2
Remaining performance obligations ($ millions)	$724.9	$498.6	N/A
Deferred revenue ($ millions)	$261.8	$182.6	$128.0
Total customers	1,390	988	717

Cumulative Spend Under Management

Cumulative spend under management represents the aggregate dollar value of transactions through our core platform for all of our customers collectively since we launched our core platform. We define our core platform as our procurement, invoicing and expense management modules. We calculate this metric by aggregating the actual transaction data for purchase orders, invoices and expenses from customers using our core platform. Cumulative spend under management does not include spending data or transactions associated with modules from acquired companies. We regularly review our process for calculating this metric and periodically make adjustments to improve its accuracy. We believe that any such adjustments are immaterial unless otherwise stated.

The cumulative spend under management metric presented above does not directly correlate to our revenue or results of operations because we do not generally charge our customers based on actual usage of our core platform. However, we believe the cumulative spend under management metric does illustrate the adoption, scale and value of our platform, which we believe enhances our ability to maintain existing customers and attract new customers.

Remaining Performance Obligaions and Deferred Revenue

Remaining performance obligations represents the amount of consideration allocated to unsatisfied performance obligations related to non-cancelable contracts, which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. In calculating the remaining performance obligation amount, we elected to apply the two expedients under the revenue standard to exclude remaining performance obligations amounts related to contracts that are twelve months or less and contracts where revenue is being recognized under the as-invoiced method.

In addition, we generally execute multiple year subscription contracts for our platform and invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there might be amounts that are not due for billing yet. These amounts are not recorded in our consolidated financial statements, and are considered to be part of the remaining performance obligations amount.

The remaining performance obligations amount is intended to provide visibility into future revenue streams. We expect remaining performance obligations to fluctuate up or down from period to period for several reasons, including amounts, timing, and duration of customer contracts, as well as timing of billing cycles for each order.

Our deferred revenue consists of amounts that have been invoiced but not yet recognized as revenues as of the end of a reporting period. The majority of our deferred revenue balance consists of subscription revenues that are recognized ratably over the related contractual period.

Total Customers

We generally define a customer as a separate and distinct entity (such as a company or an educational or government institution), a distinct business unit of a large corporation or a partner organization, in each case that have an active contract with us to access our services. We believe the number of total customers is a key indicator of our market penetration, growth and future revenues. Our ability to attract new customers is primarily affected by the effectiveness of our marketing programs and our direct sales force. Accordingly, we have assertively invested in and intend to continue to invest in our direct sales force. In addition, we are continuing to pursue additional partnerships with global systems integrators and other strategic partners.

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

Generally, subscription fees are recognized ratably as revenues over the contract term beginning on the date the application is made available to the customer. Our new business subscriptions typically have a term of three years, although some customers commit for longer or shorter periods. We generally invoice our customers in annual installments at the beginning of each year in the subscription period. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period. Amounts that will be invoiced and recognized as revenue in future periods are reflected as remaining performance obligations within the notes to our consolidated financial statements.

Professional services revenues and other consists primarily of fees associated with the implementation and configuration of our subscription service. Professional services are generally sold on a time-and-materials or fixed-fee basis. Revenue for both time-and-material and fixed-fee arrangements are recognized over-time as the services are performed. We have the ability to reasonably measure progress toward complete satisfaction of the professional services arrangement. For fixed-fee arrangements, we recognize revenue on the basis of performed hours relative to the total estimated hours to complete satisfaction of the professional service arrangement.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Commissions earned by our sales force that are considered incremental costs of obtaining a noncancellable subscription contract are deferred and amortized over a period of benefit that we have determined to be five years. Other sales and marketing costs include promotional events to promote our brand, including our INSPIRE conferences, advertising, allocated overhead and amortization of customer relationships and trademark.

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

Interest Expense

Interest expense consists primarily of interest expense and the amortization of debt discount and issuance costs associated with our convertible senior notes issued in January 2018 and June 2019.

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

Provision for (Benefit from) Income Taxes

Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. Benefit from income taxes is primarily related to the release of valuation allowances for deferred tax assets for the year ended January 31, 2020, partially offset by income taxes related to foreign and state jurisdictions. We maintain a full valuation allowance on net deferred tax assets of our U.S. and the majority of our international entities as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	For the year ended
	January 31,
	2020	2019	2018
	(in thousands)
Revenues:
Subscription services	$345,261	$233,428	$164,865
Professional services and other	44,458	26,938	21,915
Total revenues	389,719	260,366	186,780
Cost of revenues:
Subscription services	89,452	53,153	36,481
Professional services and other	49,764	30,301	23,425
Total cost of revenues	139,216	83,454	59,906
Gross profit	250,503	176,912	126,874
Operating expenses:
Research and development	93,089	61,608	44,536
Sales and marketing	155,216	105,659	88,722
General and administrative	75,623	57,005	38,578
Total operating expenses	323,928	224,272	171,836
Loss from operations	(73,425)	(47,360)	(44,962)
Interest expense	(37,658)	(12,518)	(502)
Interest income and other, net	9,316	3,817	3,307
Loss before provision for (benefit from) income taxes	(101,767)	(56,061)	(42,157)
Provision for (benefit from) income taxes	(10,935)	(537)	1,648
Net loss	$(90,832)	$(55,524)	$(43,805)

	For the year ended
	January 31,
	2020	2019	2018
Revenues:
Subscription services	89%	90%	88%
Professional services and other	11	10	12
Total revenues	100	100	100
Cost of revenues:
Subscription services	23	20	20
Professional services and other	13	12	13
Total cost of revenues	36	32	33
Gross profit	64	68	67
Operating expenses:
Research and development	24	24	24
Sales and marketing	40	41	48
General and administrative	19	22	21
Total operating expenses	83	87	93
Loss from operations	(19)	(19)	(26)
Interest expense	(10)	(5)	—
Interest income and other, net	2	1	2
Loss before provision for (benefit from) income taxes	(27)	(23)	(24)
Provision for (benefit from) income taxes	(3)	—	1
Net loss	(24)%	(23)%	(25)%

Fiscal Years Ended January 31, 2020 and 2019

Revenues

	For the year ended
	January 31,		2019 to 2020
	2020	2019	% Change
	(in thousands)
Subscription services	$345,261	$233,428	48%
Professional services and other	44,458	26,938	65%
Total revenues	$389,719	$260,366	50%

Total revenues were $389.7 million for the fiscal year ended January 31, 2020 compared to $260.4 million for the fiscal year ended January 31, 2019, an increase of $129.3 million, or 50%. Subscription services revenues were $345.3 million, or 89% of total revenues, for the fiscal year ended January 31, 2020, compared to $233.4 million, or 90% of total revenues, for the fiscal year ended January 31, 2019. This increase in absolute dollars was primarily due to the acquisition of new customers and the sale of additional modules and users to existing customers, and to a lesser extent, new revenues generated by the acquisitions completed during the fiscal year ended January 31, 2020. Professional services revenues were $44.5 million for the fiscal year ended January 31, 2020 compared to $26.9 million for the fiscal year ended January 31, 2019. The increase of $17.6 million, or 65%, was primarily due to an increase in customers and training revenues, and revenues generated from acquisitions completed during the fiscal year ended January 31, 2020.

Cost of Revenues

	For the year ended
	January 31,		2019 to 2020
	2020	2019	% Change
	(in thousands)
Subscription services	$89,452	$53,153	68%
Professional services and other	49,764	30,301	64%
Total cost of revenues	$139,216	$83,454	67%

Cost of subscription services was $89.5 million for the fiscal year ended January 31, 2020 compared to $53.2 million for the fiscal year ended January 31, 2019, an increase of $36.3 million, or 68%. The increase in cost of subscription services was primarily due to increases of $12.5 million in hosting fees to accommodate increased customer spend, $12.2 million increase in intangible amortization, $7.6 million increase in employee compensation costs related to higher headcount, including stock-based compensation costs and $4.0 million in other costs driven by our overall growth.

Cost of professional services was $49.8 million for the fiscal year ended January 31, 2020, compared to $30.3 million for the fiscal year ended January 31, 2019, an increase of $19.5 million, or 64%. The increase in cost of professional services was primarily due to an increase of $12.2 million in employee compensation costs related to higher headcount, including stock-based compensation costs, $4.0 million for professional and outside services primarily related to customers implementation, and $3.3 million in other costs driven by our overall growth.

Gross Profit

	For the year ended
	January 31,		2019 to 2020
	2020	2019	% Change
	(in thousands)
Gross profit	$250,503	$176,912	42%

Gross profit was $250.5 million for the fiscal year ended January 31, 2020, compared to $176.9 million for the fiscal year ended January 31, 2019, an increase of $73.6 million, or 42%. The increase in gross profit was primarily due to the acquisition of new customers, and the sale of new additional users or modules to existing customers, in addition and to a lesser extent, new revenues generated by the acquisitions completed during the fiscal year ended January 31, 2020. Gross margin was 64% for the fiscal year ended January 31, 2020, compared to 68% for the fiscal year ended January 31, 2019. The decrease in gross margin was primarily due to the increase in amortization of developed technology assets related to the acquisitions completed during the year ended January 31, 2020.

Operating Expenses

Research and Development

	For the year ended
	January 31,		2019 to 2020
	2020	2019	% Change
	(in thousands)
Research and development	$93,089	$61,608	51%

Research and development expenses were $93.1 million for the fiscal year ended January 31, 2020 compared to $61.6 million for the fiscal year ended January 31, 2019, an increase of $31.5 million, or 51%. The increase was primarily due to increases of $29.0 million in employee compensation costs related to higher headcount, including stock-based compensation costs, and $2.5 million net of other costs including allocated facilities costs driven by our overall growth. We expect research and development expenses will continue to increase in fiscal 2020 in absolute dollars as we continue to invest in research and development activities.

Sales and Marketing

	For the year ended
	January 31,		2019 to 2020
	2020	2019	% Change
	(in thousands)
Sales and marketing	$155,216	$105,659	47%

Sales and marketing expenses were $155.2 million for the fiscal year ended January 31, 2020, compared to $105.7 million for the fiscal year ended January 31, 2019, an increase of $49.5 million, or 47%. The increase was primarily due to an increase of $34.2 million in employee compensation costs related to higher headcount, including stock-based compensation costs, $4.5 million increase in customer relationship amortization and an increase of $10.8 million related to allocated facilities, travel and other costs. We expect sales and marketing expenses will increase in fiscal 2020 due to the continuing expansion of our global sales and marketing activities.

General and Administrative

	For the year ended
	January 31,		2019 to 2020
	2020	2019	% Change
	(in thousands)
General and administrative	$75,623	$57,005	33%

General and administrative expenses were $75.6 million for the fiscal year ended January 31, 2020 compared to $57.0 million for the fiscal year ended January 31, 2019, an increase of $18.6 million, or 33%. The increase was primarily due to $14.2 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $1.7 million for professional and outside service costs related to acquisition cost for the recently completed acquisitions, and an increase of $2.7 million related to allocated facilities and other costs driven by our overall growth.  We expect general and administrative expenses will continue to increase in fiscal 2021 in absolute dollars due to the growth of our company.

Interest Expense

	For the year ended
	January 31,		2019 to 2020
	2020	2019	% Change
	(in thousands)
Interest expense	$37,658	$12,518	NM

Interest expense was $37.7 million for the fiscal year ended January 31, 2020, compared to $12.5 million for the fiscal year ended January 31, 2019. The $25.2 million increase in interest expense was primarily due amortization of the debt discount and issuance costs and accrued interest on our convertible senior notes issued on June 2019.

Interest Income and Other, Net

	For the year ended
	January 31,		2019 to 2020
	2020	2019	% Change
	(in thousands)
Interest income and other, net	$9,316	$3,817	NM

Interest income and other, net was $9.3 million for the fiscal year ended January 31, 2020 compared to $3.8 million for the fiscal year ended January 31, 2019. The increase in other income, net was due to a $5.3 million increase in interest income earned from our greater investments in marketable securities and money market funds, and $0.2 million decrease in net currency loss.

Benefit From Income Taxes

	For the year ended
	January 31,		2019 to 2020
	2020	2019	% Change
	(in thousands)
Benefit from income taxes	$(10,935)	$(537)	NM

The benefit from income taxes was $10.9 million for the fiscal year ended January 31, 2020, compared to benefit from income taxes of $0.5 million for the fiscal year ended January 31, 2019. Benefit from income taxes for the fiscal year ended January 31, 2020 is primarily related to the release of valuation allowances for deferred tax assets from acquisitions completed during the year, partially offset by income taxes related to foreign and state jurisdictions. We maintain a full valuation allowance on net deferred tax assets of our U.S. and the majority of our international entities as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Fiscal Years Ended January 31, 2019 and 2018

For a comparison of our results of operations for the fiscal years ended January 31, 2019 and 2018, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the SEC on March 27, 2019.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of January 31, 2020, we had cash and cash equivalents of $268.0 million, and marketable securities of $499.2 million. We had outstanding 2023 Notes and 2025 Notes with outstanding aggregate principal amounts of $230.0 million and $805.0 million, respectively, as of January 31, 2020.

For more than twenty trading days during the thirty consecutive trading days ended January 31, 2020, the last reported sale price of our common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes are convertible at the option of the holders. We have the ability to settle the Convertible Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. As of January 31, 2020, we received conversion requests on the 2023 Notes for an aggregate principal amount of $89.5 million. We elected to settled the principal amount of the conversion requests in cash and incremental conversion value in shares. The conversion requests are expected to be settled during the quarter ending April 30, 2020. The 2025 Notes were not convertible as of January 31, 2020. It is our current intent to settle conversions of the remaining 2023 Notes and the 2025 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock. We have decided not to exercise the capped calls entered into in conjuction with the 2023 Notes.

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

Our cash equivalents are comprised primarily of bank deposits and money market funds. We believe our existing cash and cash equivalents and marketable securities will be sufficient to meet our projected operating requirements for at least the next 12 months from the filing of this annual report.

Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our services. We have in the past and believe that it is likely we will in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

Cash provided by operating activities for the fiscal year ended January 31, 2020 was $68.2 million compared to $37.4 million for the year ended January 31, 2019. This increase was driven by growth in customer billings and collections on accounts receivable, partially offset by increased payments for operating expenses.

Investing Activities

Cash used in investing activities for the fiscal year ended January 31, 2020 of $637.9 million was primarily related to the net purchase of marketable securities of $317.5 million, $308.4 million spent on business acquisitions, net of cash acquired, and purchases of property and equipment of $12.0 million.

Financing Activities

Cash provided by financing activities for the fiscal year ended January 31, 2020 of $696.7 million, was primarily due to net proceeds of $667.4 million obtained from the issuance of 2025 Notes and the purchase of the associated capped calls, $29.3 million from the exercise of stock options and issuance of our common stock under the stock purchase and stock option plans.

Off-Balance Sheet Arrangements

Through January 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

Our principal commitments and contractual obligations consist of our Convertible Notes, obligations under operating leases for office facilities and contractual purchase obligations for hosting services that support our business operations. The following table summarizes our non-cancelable contractual obligations as of January 31, 2020.

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Convertible senior notes(1)	$1,035,000	$96,047	$133,953	$805,000	$—
Aggregate interest obligation(1)(2)	7,041	1,509	4,023	1,509	—
Operating lease obligations	38,363	10,128	17,347	9,938	950
Purchase obligations	7,000	7,000	—	—	—
Total contractual obligations	$1,087,404	$114,684	$155,323	$816,447	$950

(1)

The conversion period for the Convertible Notes was open as of January 31, 2020, and as such the net carrying value of the Convertible Notes is included within current liabilities on our Consolidated Balance Sheet. The principal balances of the Convertible Notes are reflected in the payment period in the table above based on the contractual maturity assuming no conversion.

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

We determine revenue recognition through the following five-step framework:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, we satisfy a performance obligation.

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

We capitalized commission costs of $26.2 million, and $15.3 million and amortized $9.6 million and $5.8 to sales and marketing expense in the accompanying consolidated statements of operations during the years ended January 31, 2020 and 2019, respectively.

Business Combinations

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

We review goodwill for impairment annually during the fourth quarter or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of January 31, 2020, no impairment of goodwill has been identified.

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

Convertible Notes

We account for the issued Convertible Senior Notes (“Convertible Notes”) as separate liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature using a discounted cash flow model with a discount rate determined using observable yields for stand-alone debt instruments with a comparable credit rating and term. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. We allocated issuance costs incurred to the liability and equity components. Issuance costs attributable to the liability component are being amortized to expense over the respective term of the Convertible Notes, and issuance costs attributable to the equity components were netted with the respective equity component in additional paid in capital.

To the extent that we receive note conversion requests prior to the maturity of the Convertible Notes, a portion of the equity component is classified as temporary equity, which is measured as the difference between the principal and net carrying amount of the notes requested for conversion. Upon settlement of the conversion requests, the difference between the fair value and the amortized book value of the liability component of the Convertible Notes requested for conversion is recorded as a gain or loss on early note conversion. The fair value of the Convertible Notes are measured based on a similar liability that does not have an associated convertible feature over the remaining term of the Convertible Notes.

Recent Accounting Pronouncements

Refer to Note 2, “Significant Accounting Policies” in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for analysis of recent accounting pronouncements that are applicable to our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British Pound Sterling. Due to the relative size of our international operations to date, our foreign currency exposure has been limited and thus we have not instituted a hedging program. We performed a sensitivity analysis and determined that a 10% change in the value of the U.S. dollar would result in an approximate $6.3 million impact on our net loss for both of the years ended January 31, 2020 and 2019. We expect our international operations to continue to grow in the near term and we are continually monitoring our foreign currency exposure to determine when we should begin a hedging program. Most of our agreements have been, and we expect will continue to be, denominated in U.S. dollars.

Market Risk and Market Interest Risk

In June 2019, we issued $805 million aggregate principal amount of 0.125% convertible senior notes due 2025. In January 2018, we issued $230 million aggregate principal amount of 0.375% convertible senior notes due 2023. The 2025 Notes and 2023 Notes have fixed annual interest rates at 0.125% and 0.375%, respectively and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the values of the Convertible Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the Convertible Notes at par value less the portion allocated to equity and the related unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

Our exposure to interest rate risk also is related to our interest-bearing assets, primarily our cash and cash equivalents. A hypothetical 100 basis points increase in interest rates would have impacted interest income by $2.8 million for both of the years ended January 31, 2020 and 2019, respectively.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of January 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. We have excluded from our evaluation of internal control over financial reporting, the internal control activities of Exari Group, Inc. “Exari”, which we acquired in May 2019, and Yapta, Inc. “Yapta”, which we acquired in December 2019. The financial results of these acquisitions are included from the date of acquisition in the January 31, 2020 consolidated financial statements and constituted collectively less than 3% of total assets and 5% of  total revenues, respectively, as of and for the year ended January 31, 2020. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2020.

The effectiveness of our internal control over financial reporting as of January 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

c)	Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2020 (Proxy Statement) and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents Filed with Report

(1) Financial Statements.

(2) Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

	Balance as of beginning of year	Additions	Deductions	Balance as of end of year
Year ended January 31, 2020
Allowance for doubtful accounts	$70	$76	$(85)	$61
Year ended January 31, 2019
Allowance for doubtful accounts	$9	$94	$(33)	$70
Year ended January 31, 2018
Allowance for doubtful accounts	$672	$105	$(768)	$9

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

(3) Exhibits.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Share purchase agreement dated April 7, 2017.	8-K	001-37901	2.1	4/7/2017

2.2	Purchase Agreement, dated December 4, 2018, by and among the Registrant, Hiperos, LLC, GTCR/Opus Blocker Corp., GTCR Fund X/C LP, GTCR/Opus Splitter LP, and Opus Global Holdings, LLC.	8-K	001-37901	2.1	12/10/2018

2.3	Agreement and Plan of Merger by and among the Registrant, Epic Merger Sub, Inc., Exari Group, Inc., and Beacon Equity Partners, LLC, as stockholder representative.	8-K	001-37901	2.1	4/16/2019

3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-Q	001-37901	3.1	12/9/2016

3.2	Amended and Restated Bylaws of Registrant.	10-Q	001-37901	3.2	12/9/2016

4.1	Amended and Restated Investors’ Rights Agreement, dated May 26, 2015, by and among the Registrant and the parties thereto.	S-1	333-213546	4.1	9/8/2016

4.2	Waiver of Notice and Registration Rights and Amendment to Amended and Restated Investors Rights Agreement.	S-1/A	333-217105	4.1.2	4/10/2017

4.3	Indenture with respect to the Company’s 0.375% Convertible Senior Notes due 2023, dated as of January 17, 2018, between the Registrant and Wilmington Trust, National Association, as trustee	8-K	001-37901	4.1	1/18/2018

4.4	Indenture (including form of Note) with respect to the Company’s 0.125% Convertible Senior Notes due 2025, dated as of June 11, 2019, between the Registrant and Wilmington Trust, National Association, as trustee.	8-K	001-37901	4.1	6/11/2019

4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-213546	10.1	9/23/2016

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.2*	2006 Stock Plan, as amended, and forms of agreements thereunder.	S-1/A	333-213546	10.2	9/23/2016

10.3*	Registrant’s 2016 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-213546	10.3	9/23/2016

10.4*	Registrant’s 2016 Employee Stock Purchase Plan and form of Participation Agreement thereunder.	S-1/A	333-213546	10.4	10/4/2016

10.5*	Incentive Bonus Plan.	S-1	333-213546	10.5	9/8/2016

10.6*	Offer Letter, dated May 19, 2016, and Severance and Change in Control Agreement, between the Registrant and Robert Bernshteyn.	S-1	333-213546	10.6	9/8/2016

10.7*	Offer Letter, dated May 19, 2016, and Severance and Change in Control Agreement, between the Registrant and Todd Ford.	S-1	333-213546	10.8	9/8/2016

10.8*	Offer Letter, dated September 27, 2017, and Severance and Change in Control Agreement, between the Registrant and Mark Riggs.	10-K	001-37901	10.8	3/27/2019

10.9*	Offer Letter, dated August 25, 2016, between the Registrant and Steven Winter.	S-1	333-213546	10.10	9/8/2016

10.10*	Offer Letter, dated May 19, 2016, and Severance and Change in Control Agreement, between the Registrant and Ravi Thakur.	S-1	333-213546	10.9	9/8/2016

10.11	Lease Agreement, dated March 20, 2014, among the Registrant and Crossroads Associates and Clocktower Associates, as amended.	S-1	333-213546	10.11	9/8/2016

10.11.1	Third Amendment, dated May 1, 2017, to the Lease Agreement by and between the Registrant and BCSP Crossroads Property LLC.	10-Q	001-37901	10.1	9/8/2017

10.12*	Compensation Program for Non-Employee Directors.	10-Q	001-37901	10.1	9/6/2018

10.13	Form of Base Capped Call Confirmation with respect to the 2023 Notes.	8-K	001-37901	99.1	1/18/2018

10.14	Form of Additional Capped Call Confirmation with respect to the 2023 Notes.	8-K	001-37901	99.2	1/18/2018

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.15	Form of Base Capped Call Confirmation with respect to the 2025 Notes.	8-K	001-37901	99.1	6/11/2019

10.16	Form of Additional Capped Call Confirmation with respect to the 2025 Notes.	8-K	001-37901	99.2	6/11/2019

10.17	Form of Director Confidentiality Agreement.	10-K	001-37901	10.14	3/28/2018

10.18*	Amended and Restated Severance and Change of Control Agreement, dated September 24, 2019, between the Registrant and Robert Bernshteyn.	10-Q	001-37901	10.1	12/3/2019

10.19*	Amended and Restated Severance and Change of Control Agreement, dated September 27, 2019, between the Registrant and Mark Riggs.	10-Q	001-37901	10.2	12/3/2019

10.20*	Amended and Restated Severance and Change of Control Agreement, dated September 28, 2019, between the Registrant and Steve Winter.	10-Q	001-37901	10.3	12/3/2019

10.21*	Amended and Restated Severance and Change of Control Agreement, dated September 30, 2019, between the Registrant and Todd Ford.	10-Q	001-37901	10.4	12/3/2019

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended January 31, 2020, has been formatted in Inline XBRL

*	Indicates a management contract or compensatory plan.

(b) Exhibits: See Item 15(a)(3), above.

(c) Financial Statement Schedules: See Item 15(a)(2), above.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coupa Software Incorporated

Date: March 20, 2020	By:	/s/ Robert Bernshteyn
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

Name	Title	Date

/s/ Robert Bernshteyn	Chief Executive Officer and Director	March 20, 2020
Robert Bernshteyn	(Principal Executive Officer)

/s/ Todd Ford	Chief Financial Officer	March 20, 2020
Todd Ford	(Principal Financial Officer)

/s/ Anthony Tiscornia	Chief Accounting Officer	March 20, 2020
Anthony Tiscornia	(Principal Accounting Officer)

/s/ Leslie Campbell	Director	March 20, 2020
Leslie Campbell

/s/ Roger Siboni	Director	March 20, 2020
Roger Siboni

/s/ Tayloe Stansbury	Director	March 20, 2020
Tayloe Stansbury

/s/ Scott Thompson	Director	March 20, 2020
Scott Thompson

/s/ Frank van Veenendaal	Director	March 20, 2020
Frank van Veenendaal

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Coupa Software Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coupa Software Incorporated (the Company) as of January 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 20, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers, and incremental costs to acquire contracts with customers in the year ended January 31, 2019, due to the Company’s adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition - Identifying and evaluating terms and conditions in contracts
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company derives its revenues primarily from subscription services fees and professional services fees. The Company determines revenue recognition following five-step framework in line with ASC 606, Revenue from Contracts with Customers (Topic 606) “ASC 606”. Management applies significant effort and judgment in identifying and evaluating any non-standard terms and conditions in contracts which may impact revenue recognition.

Auditing revenue recognition was complex due to the significant amount of effort and judgment required in the identification and evaluation of terms and conditions in contracts that impact revenue recognition.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the internal review and assessment of terms and conditions within contracts that would impact revenue recognition in accordance with ASC 606.

Our substantive procedures included, among others, testing the completeness and accuracy of management’s identification and evaluation of terms and conditions within contracts, reading executed contracts for a sample of revenue transactions and evaluating whether the Company appropriately applied its revenue recognition policy to the arrangements based on the terms and conditions therein. We additionally assessed the appropriateness of the related disclosures in the consolidated financial statements.

Acquisition of Exari Group, Inc. and Yapta, Inc. – Fair Value of technology-related intangible assets
Description of the Matter

As discussed in Note 4 to the consolidated financial statements, the Company completed two acquisitions accounted for as business combinations during fiscal 2020: Exari Group, Inc. (Exari) for consideration of $214.6 million and Yapta, Inc. (Yapta) for consideration of $111.2 million.

Auditing the Company's accounting for its acquisitions of Exari and Yapta was complex due to the significant estimation required in determining the fair value of developed technology intangible assets, which were valued and recorded at $45.4 million for Exari and $31.3 million for Yapta. The Company used a discounted cash flow model to measure the developed technology intangible assets. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation model and the sensitivity of the fair value to certain underlying significant assumptions, in particular, the projections of future revenue, including the impact of technology migration curves. This significant assumption is forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its accounting for acquisitions, such as controls over the recognition and measurement of developed technology intangible assets, including the valuation model and underlying assumptions used to develop such estimates.

To test the estimated fair value of the developed technology intangible assets, our audit procedures included, among others, involvement of our valuation specialists to assist us in the evaluation of the valuation methodology used by the Company and procedures to test the assumptions used in the valuation, including the completeness and accuracy of the underlying data. We performed a sensitivity analysis of the discount rate and revenue projections to evaluate the change in the fair value resulting from changes in the assumptions. We also compared the revenue forecast assumptions, including the impact of technology migration curves, to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, to historical results of the acquired business and to other guideline companies within the same industry.

Fair Value determination of Convertible Senior Notes
Description of the Matter

As discussed in Note 9 to the consolidated financial statements, in June 2019, the Company issued $805.0 million in convertible debt (Convertible Notes). Concurrent with the issuance of the Convertible Notes, the Company entered into capped call transactions that are exercisable upon conversion of the Convertible Notes (collectively with the Convertible Notes referred to as the Convertible Notes Transactions). The accounting for the Convertible Notes Transactions was complex as it required assessment as to whether features in the Convertible Notes required bifurcation and an evaluation of the appropriate classification of those features in the financial statements. Additionally, the Convertible Notes Transactions were complex as valuation of the conversion feature in the Convertible Notes involved estimation of the fair value of the liability component of the Convertible Notes on a stand-alone basis.

Auditing management’s evaluation of the Convertible Notes Transactions involved addressing the complexity in assessing the components for separability and assessing valuation of the liability component on a stand-alone basis. The Company estimated the fair value of the liability component of the Convertible Notes using a discounted cash flow model with a discount rate determined using observable yields for stand-alone debt instruments with a comparable credit rating and term. The fair value of the liability component is sensitive to changes in the discount rate. The Company also performed a detailed analysis of the terms of the Convertible Notes Transactions to identify whether there were any embedded derivatives that required separate identification and valuation under applicable accounting guidance.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the Convertible Notes Transactions, including its controls over estimating the fair value of the stand-alone liability component and evaluating the existence and valuation of embedded derivatives.

To test the initial accounting for the Convertible Notes Transactions, our procedures included, among others, inspection of the agreements for the Convertible Notes Transactions and assessing management’s application of the relevant accounting guidance.  We also involved our valuation specialists to assist in our evaluation of the Company’s determination of the fair value of the liability component on a stand-alone basis, including testing the appropriateness of the methodology and the discount rate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.
Redwood City, California
March 20, 2020

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Coupa Software Incorporated

Opinion on Internal Control over Financial Reporting

We have audited Coupa Software Incorporated’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Coupa Software Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Exari Group, Inc. and Yapta, Inc., which are included in the 2020 consolidated financial statements of the Company and collectively constituted less than 3% of total assets as of January 31, 2020, and less than 5% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Exari Group, Inc. and Yapta, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated balance sheets of the Company as of January 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2020 and the related notes and schedule and our report dated March 20, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Redwood City, California
March 20, 2020

COUPA SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of January 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$268,045	$141,250
Marketable securities	499,160	180,169
Accounts receivable, net of allowances	118,508	95,274
Prepaid expenses and other current assets	31,636	10,343
Deferred commissions, current portion	11,982	7,324
Total current assets	929,331	434,360
Property and equipment, net	18,802	10,549
Deferred commissions, net of current portion	30,921	18,904
Goodwill	442,112	209,560
Intangible assets, net	128,660	55,925
Operating lease right-of-use assets	32,026	—
Other assets	12,221	10,766
Total assets	$1,594,073	$740,064
Liabilities, Temporary Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,517	$5,485
Accrued expenses and other current liabilities	54,245	41,792
Deferred revenue, current portion	257,692	179,967
Convertible senior notes, net (Note 9)	187,115	174,615
Operating lease liabilities, current portion	8,199	—
Total current liabilities	510,768	401,859
Convertible senior notes, net (Note 9)	562,612	—
Deferred revenue, net of current portion	4,091	2,620
Operating lease liabilities, net of current portion	25,490	—
Other liabilities	28,620	22,304
Total liabilities	1,131,581	426,783
Commitments and contingencies (Note 10)
Temporary equity (Note 9)	16,835	—
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at January 31, 2020 and 2019; zero shares issued and outstanding at January 31, 2020 and 2019	—	—
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at January 31, 2020 and January 31, 2019; 64,528,970 and 60,455,381 shares issued and outstanding as of January 31, 2020 and January 31, 2019, respectively	7	6
Additional paid-in capital	790,468	567,797
Accumulated other comprehensive income	871	335
Accumulated deficit	(345,689)	(254,857)
Total stockholders’ equity	445,657	313,281
Total liabilities, temporary equity and stockholders’ equity	$1,594,073	$740,064

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the year ended
	January 31,
	2020	2019	2018
Revenues:
Subscription services	$345,261	$233,428	$164,865
Professional services and other	44,458	26,938	21,915
Total revenues	389,719	260,366	186,780
Cost of revenues:
Subscription services	89,452	53,153	36,481
Professional services and other	49,764	30,301	23,425
Total cost of revenues	139,216	83,454	59,906
Gross profit	250,503	176,912	126,874
Operating expenses:
Research and development	93,089	61,608	44,536
Sales and marketing	155,216	105,659	88,722
General and administrative	75,623	57,005	38,578
Total operating expenses	323,928	224,272	171,836
Loss from operations	(73,425)	(47,360)	(44,962)
Interest expense	(37,658)	(12,518)	(502)
Interest income and other, net	9,316	3,817	3,307
Loss before provision for (benefit from) income taxes	(101,767)	(56,061)	(42,157)
Provision for (benefit from) income taxes	(10,935)	(537)	1,648
Net loss	$(90,832)	$(55,524)	$(43,805)
Net loss per share attributable to common stockholders, basic and diluted	$(1.45)	$(0.96)	$(0.83)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	62,484	57,716	52,999

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the year ended
	January 31,
	2020	2019	2018
Net loss	$(90,832)	$(55,524)	$(43,805)
Other comprehensive income (loss) in relation to defined benefit plans, net of tax	119	598	(298)
Unrealized gain on marketable securities, net of tax	417	35	—
Comprehensive loss	$(90,296)	$(54,891)	$(44,103)

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 31, 2017	50,251,541	$5	$334,363	$-	$(160,476)	$173,892
Secondary offering, net of issuance costs of $816	959,618	—	22,263	—	—	22,263
Equity component of convertible senior notes, net of issuance costs	—	—	60,470	—	—	60,470
Purchase of capped calls	—	—	(23,322)	—	—	(23,322)
Issuance of common stock for acquisitions	369,733	—	—	—	—	—
Issuance of common stock for employee share purchase plan	441,124	—	6,824	—	—	6,824
Exercise of stock options	3,399,499	1	12,498	—	—	12,499
Vesting of early exercised stock options	—	—	2,219	—	—	2,219
Stock-based compensation expense	—	—	29,803	—	—	29,803
Vested restricted stock units	290,827	—	—	—	—	—
Impact of the adoption of new accounting pronouncements	—	—	200	—	(200)	—
Other comprehensive loss	—	—	—	(298)	—	(298)
Net loss	—	—	—	—	(43,805)	(43,805)
Balance at January 31, 2018	55,712,342	6	445,318	(298)	(204,481)	240,545
Issuance of common stock for acquisitions (Note 4)	553,746	—	46,157	—	—	46,157
Issuance of common stock for employee share purchase plan	505,717	—	8,778	—	—	8,778
Exercise of stock options	2,824,836	—	13,606	—	—	13,606
Vesting of early exercised stock options	—	—	333	—	—	333
Stock-based compensation expense	—	—	53,605	—	—	53,605
Vested restricted stock units	858,740	—	—	—	—	—
Impact of the adoption of new accounting pronouncements (Note 2)	—	—	—	—	5,148	5,148
Other comprehensive income	—	—	—	633	—	633
Net loss	—	—	—	—	(55,524)	(55,524)
Balance at January 31, 2019	60,455,381	6	567,797	335	(254,857)	313,281
Equity component of 2025 Notes, net of issuance costs	—	—	246,967	—	—	246,967
Purchase of capped calls	—	—	(118,738)	—	—	(118,738)
Cancellation of common stock issued from acquisitions	(7,784)	—	—	—	—	—
Issuance of common stock for employee share purchase plan	215,472	—	11,455	—	—	11,455
Exercise of stock options	2,712,063	1	17,419	—	—	17,420
Stock-based compensation expense	—	—	82,403	—	—	82,403
Vested restricted stock units	1,153,838	—	—	—	—	—
Temporary equity reclassification	—	—	(16,835)	—	—	(16,835)
Other comprehensive loss	—	—	—	536	—	536
Net loss	—	—	—	—	(90,832)	(90,832)
Balance at January 31, 2020	64,528,970	$7	$790,468	$871	$(345,689)	$445,657

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended
	January 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(90,832)	$(55,524)	$(43,805)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,553	10,442	7,562
Accretion of discounts on marketable securities, net	325	(1,621)	—
Amortization of deferred commissions	9,556	5,791	4,001
Amortization of debt discount and issuance costs	35,922	11,605	459
Stock-based compensation	81,376	52,945	29,694
Other	(1,381)	282	41
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	(11,154)	(28,493)	(10,710)
Prepaid expenses and other current assets	(16,380)	410	(390)
Other assets	9,176	(3,402)	(746)
Deferred commissions	(26,231)	(15,332)	(5,667)
Accounts payable	(3,720)	3,182	(4,005)
Accrued expenses and other liabilities	(20,727)	11,399	7,120
Deferred revenue	73,673	45,752	36,072
Net cash provided by operating activities	68,156	37,436	19,626
Cash flows from investing activities
Purchases of marketable securities	(583,151)	(302,922)	—
Maturities of marketable securities	66,363	124,139	—
Sale of marketable securities	199,314	—	—
Acquisitions, net of cash acquired	(308,406)	(143,885)	(46,075)
Purchases of property and equipment	(11,970)	(7,528)	(4,488)
Net cash used in investing activities	(637,850)	(330,196)	(50,563)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	786,157	(639)	223,675
Purchase of capped calls	(118,738)	—	(23,322)
Proceeds from issuance of common stock, net of underwriting discounts, commissions and offering costs	—	—	22,264
Proceeds from the exercise of common stock options	17,781	12,964	12,500
Proceeds from issuance of common stock for employee stock purchase plan	11,455	8,778	6,824
Net cash provided by financing activities	696,655	21,103	241,941
Net increase (decrease) in cash, cash equivalents, and restricted cash	126,961	(271,657)	211,004
Cash, cash equivalents, and restricted cash at beginning of period	141,319	412,976	201,972
Cash, cash equivalents, and restricted cash at end of period	$268,280	$141,319	$412,976
Supplemental disclosure of cash flow data
Cash paid for income taxes	$2,294	$4,910	$1,314
Interest expense paid	$1,489	$858	$—
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in connection with acquisitions	$—	$46,157	$—
Vesting of early exercised stock options	$—	$333	$2,219
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$337	$832	$70

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$268,045	$141,250	$412,903
Restricted cash, included in other assets	235	69	73
Total cash, cash equivalents, and restricted cash	$268,280	$141,319	$412,976

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the results of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated during consolidation. Certain amounts in the consolidated financial statements and notes to the consolidated financial statements for prior years have been reclassified to conform to the presentation for the year ended January 31, 2020. Net operating results have not been affected by these reclassifications.

In addition, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 superseded the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. Topic 606 also includes Subtopic 340-40 which provides accounting guidance for incremental costs of obtaining a contract with a customer. Since the Company adopted Topic 606 effective February 1, 2018 using the modified retrospective method, the results for reporting periods beginning on February 1, 2018 are presented under Topic 606 and results for the periods prior to February 1, 2018 have not been restated and are presented under Topic 605.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including, but not limited to, the valuation of accounts receivable, the lives of tangible and intangible assets, stock-based compensation, the fair value of the contingent purchase consideration, the valuation of acquired intangible assets and the recoverability or impairment of intangible assets, including goodwill, revenue recognition, convertible senior notes fair value, the benefit period of deferred commissions, and provision for (benefit from) income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the U.S. dollar. Foreign currency transaction gains and losses are included in “Interest income and other, net” in the consolidated statements of operations for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenues and expenses are translated at the transaction spot rate. For the years ended January 31, 2020, 2019 and 2018, realized foreign currency transaction gains and losses were comprised of a net loss of $523,000, a net loss of $225,000, and a gain of $292,000, respectively.

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

Concentration of Risk and Significant Customers

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivable. Cash deposits may, at times, exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Securities Investor Protection Corporation (“SIPC”). Marketable securities balances may, at times, also exceed SIPC limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date.

No single customer balance comprised 10% or more of total accounts receivable at January 31, 2020 or 2019.

During the years ended January 31, 2020, 2019 and 2018, revenues by geographic area, based on billing addresses of the customers, was as follows (in thousands):

	For the year ended
	January 31,
	2020	2019	2018
United States	$248,107	$161,494	$121,440
Foreign countries	141,612	98,872	65,340
Total revenues	$389,719	$260,366	$186,780

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

Fair Value of Financial Instruments

The Company’s financial instruments primarily include cash and cash equivalents, marketable securities, trade receivables, accounts payable, accrued liabilities, contingent cash consideration payable, and convertible senior notes. Cash and cash equivalents, marketable securities, and contingent cash consideration payable are reported at fair value. The recorded carrying amount of trade receivables, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature. The Company carries convertible senior notes at the allocated liability value less unamortized debt discount and issuance costs on its consolidated balance sheet, and it presents the fair value of the convertible senior notes for disclosure purposes only.

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

Advertising Costs

Advertising costs are expensed as incurred and are primarily included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense totaled $2.9 million, $2.2 million and $1.6 million for the years ended January 31, 2020, 2019 and 2018, respectively.

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

Capitalized software development costs are amortized on a straight-line basis to cost of revenues—subscription services over the technology’s estimated useful life, which is generally  three years. During the years ended January 31, 2020, 2019 and 2018, the Company capitalized $8.4 million, $5.6 million and $4.2 million, respectively, in software development costs. Amortization expense related to software development costs was approximately $3.6 million, $3.1 million and $3.9 million for the years ended January 31, 2020, 2019 and 2018, respectively.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. The Company records a receivable when revenue is recognized prior to invoicing. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition. Subscription services and fixed-fee professional services arrangements are commonly billed in advance, recognized as deferred revenue, and then amortized into revenue over time. However, other professional services arrangements, primarily a time-and-materials arrangement, are billed in arrears following services that have been rendered. This may result in revenue recognition greater than invoiced amounts which results in a receivable balance. Receivables represent an unconditional right to payment. As of January 31, 2020 and 2019, the balance of accounts receivable, net of the allowance for doubtful accounts, was

$118.5 million and $95.3 million, respectively. Of these balances, $6.5  million and $1.5 million represent unbilled receivable amounts as of January 31, 2020 and 2019, respectively.

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

At any point in the contract term, the transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied. These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. As of January 31, 2020, the aggregate amount allocated to performance obligations that are unsatisfied was approximately $724.9 million, a majority of which is related to multi-year subscription arrangements. Approximately three fourths of this amount is expected to be recognized as revenue within the next 24 months and the remainder thereafter. The Company applies the practical expedient to exclude remaining performance obligations for which revenue is recognized on the basis of when invoices are issued and remaining performance obligations that are part of contracts with an original expected duration of one year or less. During the year ended January 31, 2020, the revenue recognized from performance obligations satisfied in prior periods was approximately $332,000.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to its customers in the normal course of business and does not require cash collateral or other security to support the collection of customer receivables. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, historical experience, and communications with customers, and provides a reserve when needed. Accounts receivable are written off when deemed uncollectible. The allowance for doubtful accounts was not material at January 31, 2020 and 2019.

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancellable contracts that have not yet been billed. During the year ended January 31, 2020, the Company recognized revenue of $179.6  million that was included in the deferred revenue balance as of January 31, 2019.

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

The Company capitalized commission costs of $26.2 million, $15.3 million and $5.7 million and amortized $9.6 million, $5.8 million and $4.0 million to sales and marketing expense in the accompanying consolidated statements of operations during the years ended January 31, 2020, 2019 and 2018, respectively. The increase in capitalized commission costs during the year was primarily due to the adoption of the new revenue standard.

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

For RSUs, the Company generally recognizes stock-based compensation using the straight-line method as the awards only contain a service condition. The fair value of an RSU is measured using the market price of the Company’s common stock on the date of the grant.

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

Convertible Senior Notes

The Company accounts for the issued Convertible Senior Notes (“Convertible Notes”) as separate liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature using a discounted cash flow model with a discount rate determined using observable yields for stand-alone debt instruments with a comparable credit rating and term. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The Company has allocated issuance costs incurred to the liability and equity components. Issuance costs attributable to the liability component are being amortized to expense over the respective term of the Convertible Notes, and issuance costs attributable to the equity components were netted with the respective equity component in additional paid in capital.

To the extent that the Company receives note conversion requests prior to the maturity of the Convertible Notes, a portion of the equity component is classified as temporary equity, which is measured as the difference between the principal and net carrying amount of the notes requested for conversion. Upon settlement of the conversion requests, the difference between the fair value and the amortized book value of the liability component of the Convertible Notes requested for conversion is recorded as a gain or loss on early note conversion. The fair value of the Convertible Notes are measured based on a similar liability that does not have an associated convertible feature based on the remaining term of the Convertible Notes.

Leases

Leases arise from contracts which convey the right to control the use of identified property or equipment for a period of time in exchange for consideration. The Company’s leasing arrangements are primarily for office space used to conduct operations. On February 1, 2019, the Company adopted the new lease standard effective. Refer to “Recent Accounting Guidance” on the disclosure of the adoption.

Leases are classified at commencement as either operating or finance leases. As of January 31, 2020, all of the Company’s leases are classified as operating leases. Rent expense for operating leases is recognized using the straight-line method over the term of the agreement beginning on the lease commencement date.

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

As of January 31, 2020, the Company was not a lessor in leasing arrangements or a party to any sublease arrangements.

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

The adoption of the new lease standard on February 1, 2019, resulted in the recognition of operating lease right-of-use assets of $27.3 million and operating lease liabilities of $28.9 million on the consolidated balance sheet. In connection with the adoption of this standard, deferred rent of $1.6 million, which was previously recorded in accrued and other current liabilities on the consolidated balance sheet, was derecognized.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment, and clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company early adopted this standard on February 1, 2019, and the adoption did not have an impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which provides the option to reclassify certain income tax effects related to the Tax Cuts and Jobs Act passed in December of 2017 between accumulated other comprehensive income and retained earnings and also requires additional disclosures. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard on February 1, 2019, and the adoption did not have an impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting (“ASU 2018-07”), with an intent to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees. The amendments in ASU 2018-07 provide for the simplification of the measurement of share-based payment transactions for acquiring goods and services from non-employees. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This standard expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, aligning the accounting for share-based payments to nonemployees and employees. ASU 2018-17 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods, and early adoption is permitted. The Company adopted this standard on February 1, 2019, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-use Software (subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing

Arrangement that is a Service Contract (“ASU 2018-15”). The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The effective date is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption allowed. The Company early adopted the standard effective February 1, 2020, using the prospective approach, and the adoption did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). The standard simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendment is effective for fiscal years, and interim period within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company will adopt this standard on February 1, 2020, and the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Marketable Securities

The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheets (in thousands):

	January 31, 2020
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$306,871	$324	$—	$307,195
Corporate notes and bonds	155,751	272	—	156,023
Commercial paper	15,977	—	—	15,977
Asset backed securities	15,501	17	—	15,518
Certificates of deposit	4,447	—	—	4,447
Total marketable securities	$498,547	$613	$—	$499,160

	January 31, 2019
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. agency obligations	$40,284	$16	$(5)	$40,295
U.S. treasury securities	84,805	29	(4)	84,830
Corporate notes and bonds	29,322	10	(6)	29,326
Commercial paper	14,876	—	—	14,876
Asset backed securities	10,835	9	(2)	10,842
Total marketable securities	$180,122	$64	$(17)	$180,169

As of January 31, 2020, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$402,286
Due in one year through five years	96,874
$499,160

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

Note 4. Business Combinations

Acquisitions in Fiscal Year Ended January 31, 2020

Yapta, Inc.

On December 13, 2019, the Company completed the acquisition of Yapta, Inc., (“Yapta”). Yapta developed technology that enables the Company to offer price assurance capabilities that dynamically track prices on airline and hotel reservations and instantly rebooks them at the lowest available price, without impacting the traveler experience. The purchase consideration comprised of approximately $98.7 million in cash, which is subject to customary upward or downward adjustments for Yapta’s working capital and other matters, and $12.5 million in cash contingent on the achievement of Yapta’s revenues target during the twelve months starting from the transaction closing date. The $98.7 million was paid at closing, of which approximately $9.8 million of the purchase consideration is being held in escrow for fifteen months after the transaction closing day.

The acquisition was accounted for as a business combination and, accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. The contingent cash consideration was classified as a liability and included in other liabilities on the Company’s consolidated balance sheet, which will be measured on a recurring basis at fair value. The valuation of the contingent consideration was derived using estimates of the probability of achievement within specified time periods based on projections of Yapta’s future revenues. As of the acquisition date, the fair value of the contingent consideration payable was determined to be $12.5 million. As of January 31, 2020, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date.

The major classes of assets and liabilities to which the Company has allocated the total fair value of purchase consideration of $111.2 million were as follows (in thousands):

December 13, 2019
Cash and cash equivalents	$333
Accounts receivable	3,796
Intangible assets	39,710
Other assets	1,648
Goodwill	70,680
Deferred tax liability, net	(2,347)
Accounts payable and other liabilities	(2,586)
Total consideration	$111,234

The purchase price allocation is preliminary. The Company continues to collect information with regards to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the net assets acquired and goodwill within the measurement period, if necessary. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Yapta and is not deductible for income tax purposes. The Company determined the fair values of intangible assets acquired and liabilities assumed with the assistance of third-party valuation consultants. Based on this valuation, the intangible assets acquired were (in thousands):

	Fair Value	Useful life (in Years)
Developed technology	$31,300	4
Customer relationships	8,300	5
Trademarks	110	0.5
Total intangible assets	$39,710

The Company incurred costs related to this acquisition of approximately $0.8 million for the year ended January 31, 2020. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.

The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date and are not material to the Company’s consolidated financial results. Pro forma results of operations for this acquisition have not been presented as the financial impact on the Company’s consolidated financial statements would be immaterial.

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

May 6, 2019
Cash and cash equivalents	$6,337
Accounts receivable	8,160
Intangible assets	57,000
Other assets	5,586
Goodwill	162,210
Accounts payable and other current liabilities	(5,610)
Deferred revenue	(4,443)
Deferred tax liability, net	(10,918)
Other non-current liabilities	(3,706)
Total consideration	$214,616

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

The Company incurred costs related to this acquisition of approximately $2.8 million for the year ended January 31, 2020. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.

The revenue and earnings of Exari have been included in the Company’s results since the acquisition date. The following unaudited pro forma financial information presents combined revenues for each of the periods presented, as if Exari had been acquired as of the beginning of the comparable prior annual reporting period, giving effect on a pro forma basis to purchase accounting adjustments. Pro forma net earnings of the Company for the year ended January 31, 2020 and 2019, assuming that the Exari acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the Company’s consolidated results of operations of the combined business had the acquisition actually occurred prior to the commencement of the comparative period or of the results of the Company’s future operations of the combined business (in thousands).

	Year Ended
	January 31,
	2020	2019
Pro forma total revenue	$395,997	$290,366

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

December 7, 2018
Cash and cash equivalent	$167
Accounts receivable	3,904
Intangible assets	17,585
Other assets	1,019
Goodwill	83,757
Accounts payable and other current liabilities	(2,823)
Deferred revenue	(7,938)
Other non-current liabilities	(829)
Total consideration	$94,842

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

The major classes of assets and liabilities to which the Company has allocated the fair value of purchase consideration were as follows (in thousands):

October 12, 2018
Accounts receivable	$1,511
Intangible assets	12,400
Other assets	1,104
Goodwill	41,695
Accounts payable and other liabilities	(1,610)
Deferred revenue	(2,609)
Deferred tax liability, net	(2,971)
Total consideration	$49,520

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

The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date and are not material to the Company’s consolidated financial results. Pro forma results of operations for this acquisition have not been presented as the financial impact on the Company’s consolidated financial statements would be immaterial.

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

The acquisition was accounted for as a business combination. The contingent stock consideration for each of three separate measurement periods may individually result in the delivery of a fixed number of shares and as a result it was classified as equity on the Company’s consolidated balance sheet. The fair value of the contingent consideration as of the acquisition date was determined using the Monte Carlo simulation method. This estimate was based on level 3 inputs under the fair value measurement and disclosure guidance which are not observable in the market including estimated amount and timing of future revenues and discount rate. During the year ended January 31, 2019, the revenue performance target for the first measurement period ending October 31, 2019 was fully met, and therefore the Company issued 291,602 shares of the Company’s common stock to the shareholders of DCR in the fourth quarter ending January 31, 2019.

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

In conjunction with the acquisition of technology assets of DCR, the Company signed a license agreement with DCR pursuant to which the Company granted DCR a limited, non-sublicensable, non-transferable, and nonexclusive license right to use certain of the intellectual property that the Company acquired from DCR

Note 5. Fair Value Measurements

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
January 31, 2020
Cash equivalents:(1)
Money market funds	$120,242	$—	$—	$120,242
Corporate notes and bonds	—	2,011	—	2,011
Marketable securities:
U.S. treasury securities	—	307,195	—	307,195
Corporate notes and bonds	—	156,023	—	156,023
Commercial paper	—	15,977	—	15,977
Asset backed securities	—	15,518	—	15,518
Certificates of deposit	—	4,447	—	4,447
Other liabilities:
Contingent consideration payable	—	—	12,500	12,500
January 31, 2019
Cash equivalents:(1)
Money market funds	$118,204	$—	$—	$118,204
U.S. agency obligations	—	6,986	—	6,986
Commercial paper	—	2,997	—	2,997
Marketable securities:
U.S. agency obligations	—	40,295	—	40,295
U.S. treasury securities	—	84,830	—	84,830
Corporate notes and bonds	—	29,326	—	29,326
Commercial paper	—	14,876	—	14,876
Asset backed securities	—	10,842	—	10,842

(1)	Included in cash and cash equivalents

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with the acquisition of Yapta that is contingent upon the achievement of Yapta’s revenues target during the twelve months from the transaction closing day. Refer to Note 4, Business Combinations, regarding the determination of fair value of the contingent consideration.

The Company has $805 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (the “2025 Notes”) and $230.0 million in aggregate principal amount of 0.375% convertible senior notes due in 2023 (the “2023 Notes” and together with the 2025 Notes, the “Convertible Notes”), outstanding as of January 31, 2020. The Company received conversion requests on $89.5 million in principal amount of the 2023 notes during the quarter ended January 31, 2020 which will be settled during the three months ended April 30, 2020. Refer to Note 9 – Convertible Senior Notes for further details on the Convertible Notes.

The Company carries the Convertible Notes at par value less the portion allocated to equity and the related unamortized discount and issuance costs on our balance sheet and presents the fair value for disclosure purposes only. The estimated fair value of the 2025 Notes and 2023 Notes, based on a market approach as of January 31, 2020 was approximately $1,015.3 million and $858.3 million, respectively, which represents a Level 2 valuation. The estimated fair value of the 2023 Notes, based on a market approach as of January 31, 2019 was approximately $428.4 million which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last trade completed prior to the end of the period.

Note 6. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	As of January 31,
	2020	2019
Furniture and equipment	$6,767	$3,595
Software development costs	33,326	23,444
Leasehold improvements	1,880	1,255
Construction in progress	45	183
Total property and equipment	42,018	28,477
Less: accumulated depreciation and amortization	(23,216)	(17,928)
Property and equipment, net	$18,802	$10,549

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $1.7 million, $849,000 and $532,000 for the years ended January 31, 2020, 2019 and 2018, respectively. Amortization expense related to software development costs was approximately $3.6 million, $3.1 million and $3.9 million for the years ended January 31, 2020, 2019 and 2018, respectively.

Note 7. Goodwill and Other Intangible Assets

Goodwill

The following table represents the changes in goodwill (in thousands):

Balance at January 31, 2018	$44,410
Additions from acquisitions	165,150
Balance at January 31, 2019	209,560
Additions from acquisitions	232,890
Adjustment	(338)
Balance at January 31, 2020	$442,112

Other Intangible Assets

The following table summarizes the other intangible asset balances (in thousands):

		As of January 31,
		2020			2019
	Weighted Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.8	$125,135	$(26,840)	$98,295	$48,435	$(9,198)	$39,237
Customer relationships	4.1	38,294	(8,061)	30,233	18,894	(2,363)	16,531
Trademarks	0.3	955	(823)	132	345	(188)	157
Total other intangible assets		$164,384	$(35,724)	$128,660	$67,674	$(11,749)	$55,925

Amortization expense related to other intangible assets was approximately $24.0 million, $6.9 million and $3.4 million for the years ended January 31, 2020, 2019 and 2018, respectively.

As of January 31, 2020, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2021	$35,093
2022	34,538
2023	29,985
2024	23,868
2025	5,176
Total	$128,660

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

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	January 31,
	2020	2019
Accrued compensation	$24,741	$23,112
Accrued expenses	11,767	11,898
Other current liabilities	8,723	2,921
Holdback payable	7,479	1,630
Income tax payable	1,535	2,231
Total accrued expenses and other current liabilities	$54,245	$41,792

Included in the accrued compensation liability caption for the year ended January 31, 2020 and 2019, the Company had accrued $5.8 million and $4.3 million of employee stock purchase plan contributions received, respectively. For further information on the Company’s employee stock purchase plan see Note 11.

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

In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature using a discounted cash flow model with a discount rate determined using observable yields for stand-alone debt instruments with a comparable credit rating and term. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2025 Notes as a whole. The difference between the principal amount of the 2025 Notes and the liability component, equal to $252.9 million (the “debt discount”), is amortized to interest expense using the effective interest method over the term of the 2025 Notes. The equity component of the 2025 Notes will not be remeasured as long as it continues to meet the conditions for equity classification.

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

For more than twenty trading days during the thirty consecutive trading days ended January 31, 2020, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes became convertible at the option of the holders and remained classified as current liabilities on the consolidated balance sheet as of January 31, 2020.

The conversion condition for the 2023 Notes was met for the quarters ended April 30, 2019, July 31, 2019, October 31, 2019 and January 31, 2020. Conversion requests on $89.5 million principal amount of the 2023 Notes were received during the quarter ended January 31, 2020. The principal amount of these conversion requests will be settled in cash, any incremental conversion value will be settled in shares and these requests are expected to be settled during the quarter ended April 30, 2020. As of January 31, 2020, the Company reclassified a portion of the equity of approximately $16.8 million, representing the difference between the principal and net carrying amount of the notes requested for conversion into temporary equity, as these requests will be settled during the subsequent quarter. On March 19, 2020, the Company settled conversion requests on $32.8 million principal amount out of the total $89.5 million requested conversions, paying $36.7 million cash and issuing 491,850 shares.

From February 1, 2020 to the date of this filing, additional conversion requests on $6.5 million principal amount of the 2023 Notes were received. The principal amount of these conversion requests will be settled in cash and any incremental conversion value will be settled in shares. These requests are expected to be settled during the quarter ended April 30, 2020 or July 31, 2020.

The 2025 Notes and 2023 Notes consisted of the following (in thousands):

	As of		As of
	January 31, 2020		January 31, 2019
	2025 Notes(1)	2023 Notes	2023 Notes
Liability:
Principal	$805,000	$230,000	$230,000
Unamortized debt discount and issuance costs (2)	(242,388)	(42,885)	(55,385)
Net carrying amount	$562,612	$187,115	$174,615
Equity component (including amounts classified as temporary equity)	$246,967	$60,470	$60,470
(1)	The 2025 Notes were issued on June 11, 2019.
(2)

Included in the consolidated balance sheets within Convertible senior notes, net and amortized over the remaining lives of the Notes. The 2025 Notes are classified as long-term liabilities and the 2023 notes are classified as current liabilities.

The effective interest rates of the liability component of the 2025 Notes and 2023 Notes, excluding each notes conversions options, is 7.05% and 7.66%, respectively. As of January 31, 2020, the if-converted value of the 2025 Company’s Convertible Notes did not exceed the principal amount of the 2025 Notes. As of January 31, 2020 and January 31, 2019, the if-converted value of the 2023 Notes exceeded the principal amount by $602.8 million and $219.4 million, respectively.

During the year ended January 31, 2020 and 2019, the Company recognized $35.9 million and $11.6 million, respectively, of interest expense related to the amortization of debt discount and issuance costs, and $1.5 million and $900,000, respectively, of coupon interest expense.

As of January 31, 2020, the remaining life of the 2025 Notes and 2023 Notes which have not been submitted for conversion is approximately 5.5 years and 3.0 years, respectively.

Capped Calls

In conjunction with the issuance of the 2025 Notes and 2023 Notes, the Company entered into capped call transactions (the “Capped Calls”) on the Company’s stock with certain counterparties at a price of $118.7 million and $23.3 million, respectively.

The Capped Calls exercise price is equal to the initial conversion price of each of the Convertible Notes, and the cap price is $295.55 per share for 2025 Notes and $63.821 per share for 2023 Notes, both subject to certain adjustments under the terms of the Capped Call transactions. If either convertible notes conversion option is exercised, the corresponding convertible note capped call will become exercisable on the same date. As of the date of filing, the Company has not exercised the capped calls.

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

Note 10. Commitments and Contingencies

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates through July 2027. For the year ended January 31, 2020, lease costs in relation to long-term leases were approximately $8.6 million. For the year ended January 31, 2020, short-term leases costs were approximately $1.6 million. Variable lease costs were immaterial for the year ended January 31, 2020. Total lease expenses recognized prior to the adoption of ASC 842 was $7.4 million and $5.8 million for the years ended January 31, 2019 and 2018. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments or the lease right-of-use asset/lease liability.

For the year ended January 31, 2020, cash paid for operating lease liabilities was approximately $8.6 million and right-of-use assets obtained in exchange of lease obligations was approximately $11.2 million. As of January 31, 2020, the weighted-average remaining lease term was 4.2 years, and the weighted-average discount rate was 6.4%.

Additionally, the Company has current contractual purchase obligations for hosting services that support business operations. As of January 31, 2020, the remaining maturities of operating lease liabilities and future purchase obligations are as follows (in thousands):

Year Ending January 31,	Operating Lease Obligations	Future Purchase Obligations of Hosting Services
2021	$10,049	$7,000
2022	9,143	—
2023	8,204	—
2024	7,273	—
2025	2,665	—
Thereafter	950	—
Total payments	38,284	$7,000
Less imputed interest	(4,595)
Total	$33,689

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

The Company generally agrees to defend and indemnify its customers against legal claims that the Company’s platform infringes certain patents, copyrights or other intellectual property rights of third parties. To date, the Company has not been required to make any payment resulting from such infringement claims and has not recorded any related liabilities. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their respective capacities. To date, there have been no claims under any indemnification provisions.

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

Preferred Stock

As of January 31, 2020, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.

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

The Company has reserved 7,687,737 shares of its common stock for issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will automatically increase on the first day of each fiscal year during the term of the 2016 Plan by a number of shares equal to 5% of its outstanding shares of common stock on the last day of the prior fiscal year. The number and class of shares reserved under the Company’s 2016 Plan will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the year ended January 31, 2020 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, January 31, 2019	6,850,928	$11.44	6.84	$517,353
Option grants	132,383	$94.47	-	-
Options exercised	(2,712,063)	$6.42	-	-
Options forfeited	(37,813)	$8.81	-	-
Balance, January 31, 2020	4,233,435	$17.28	6.36	$609,061
Exercisable at January 31, 2020	3,340,797	$10.53	5.99	$503,183

The options exercisable as of January 31, 2020 include options that are exercisable prior to vesting. The aggregate intrinsic value of options vested and exercisable as of January 31, 2020 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of January 31, 2020. The aggregate intrinsic value of exercised options was $318.2 million, $157.6 million and $89.3 million for the years ended January 31, 2020, 2019 and 2018, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The weighted-average grant date fair value of options granted for the years ended January 31, 2020, 2019 and 2018 was $41.81, $15.93 and $11.58 per share, respectively.

The total grant date fair value of options vested during fiscal 2020, 2019 and 2018 was $8.6 million, $9.0 million and $9.7 million, respectively.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity related to the Company’s RSUs:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Awarded and unvested at January 31, 2019	2,792,117	$42.62
Awards granted	1,485,303	$105.13
Awards vested	(1,153,838)	$48.47
Awards forfeited	(292,800)	$63.33
Awarded and unvested at January 31, 2020	2,830,782	$70.90

2016 Employee Stock Purchase Plan

The board of directors adopted the 2016 Employee Stock Purchase Plan (the “ESPP”) in September 2016. The ESPP allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code.

As of January 31, 2020, the Company had 1,319,891 shares of its common stock available for future issuances under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year during the term of the ESPP by a number of shares equal to the least of (i) 1% of its outstanding shares of common stock on the last day of the prior fiscal year, (ii) 1,250,000 shares or (iii) a lesser number of shares determined by the board of directors. The number and class of shares reserved under the ESPP will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

Each offering period will last a number of months determined by the administrator, up to a maximum of 27 months. Each new 24 month offering period begins on either March 16 or September 16 within a given year. Currently each offering period consists of four consecutive purchase periods, of approximately 6 months duration, at the end of which payroll contributions are used to purchase shares of the Company’s common stock. Participants may purchase Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation. Participants may withdraw from the ESPP and receive a refund of their accumulated payroll contributions at any time prior to a purchase date. Unless changed by the administrator, the purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first day of the applicable offering period or the fair market value per share on the applicable purchase date.

As of January 31, 2020, 1,162,313 shares of common stock were purchased under the 2016 ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2016 ESPP. As of January 31, 2020, total unrecognized compensation cost related to 2016 ESPP was $5.9 million which will be amortized over a weighted-average period of approximately one year.

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

As of January 31, 2020, all performance-based milestones of the 2016 CEO Grant were achieved, resulting in 453,437 shares being vested and exercisable. As of January 31, 2020, the performance-based milestone was not achieved on the 2018 CEO Grant, resulting in no shares being vested and exercisable. Stock-based compensation expense recognized for market-based awards was approximately $1.7 million and $2.2 million for the year ended January 31, 2020 and 2019, respectively.

Stock-based Compensation

The Company’s total stock-based compensation expense was as follows (in thousands):

	For the year ended
	January 31,
	2020	2019	2018
Cost of revenue:
Subscription services	$6,982	$4,285	$2,105
Professional services and other	7,773	4,269	2,722
Research and development	20,159	11,841	6,928
Sales and marketing	23,352	14,786	8,476
General and administrative	23,110	17,765	9,464
Total	$81,376	$52,946	$29,695

Stock-based compensation capitalized in capitalized software development costs was approximately $2.1 million and $1.0 million at January 31, 2020 and 2019, respectively.

Of the total stock-based compensation expense, costs recognized for options granted to non-employees were immaterial for all periods presented.

As of January 31, 2020 and 2019, there was approximately $11.5 million and $16.1 million, respectively, of total unrecognized compensation cost related to unvested stock options granted to employees and non-employee service providers under the 2006 Stock Plan and 2016 Equity Incentive Plan. This unrecognized compensation cost as of January 31, 2020 is expected to be recognized over an estimated weighted-average amortization period of approximately two years.

As of January 31, 2020 and 2019, there was approximately $186.3 million and $110.8 million, respectively, of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Equity Incentive Plan. This unrecognized compensation cost as of January 31, 2020 is expected to be recognized over an estimated weighted-average amortization period of approximately three years.

The fair values of the Company’s stock options granted during the years ended January 31, 2020, 2019 and 2018 were estimated using the following assumptions:

	For the year ended
	January 31,
	2020	2019	2018
Employee Stock Options
Expected term (years)	6.0	6.0	6.0
Volatility	42.7%	42.2%	46.0%
Risk-free interest rate	2.4%	2.8%	1.9% - 2.2%
Dividend yield	—	—	—
Employee Stock Purchase Plan
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	44.4% - 65.9%	31.1% - 34.1%	37.3% - 42.6%
Risk-free interest rate	1.7% - 2.5%	2.0% - 2.8%	0.9% - 1.4%
Dividend yield	—	—	—
Market-Based Awards
Expected term (years)	—	7.1	—
Volatility	—	43.7%	—
Risk-free interest rate	—	2.8%	—
Dividend yield	—	—	—

These assumptions and estimates are as follows:

•	Fair Value of Common Stock. The Company used the publicly quoted price as reported on the Nasdaq Global Select Market as the fair value of its common stock.
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

Note 12. Income Taxes

The following table presents the domestic and foreign components of loss before provision for (benefit from) income taxes for the periods presented (in thousands):

	For the year ended
	January 31,
	2020	2019	2018
United States	$(106,743)	$(59,070)	$(44,977)
Foreign	4,976	3,009	2,820
Loss before provision for (benefit from) income taxes	$(101,767)	$(56,061)	$(42,157)

The provision for (benefit from) income taxes is composed of the following (in thousands):

	For the year ended
	January 31,
	2020	2019	2018
Current income taxes:
Federal	$—	$—	$—
State	126	151	116
Foreign	2,246	3,514	4,248
Total current income taxes	2,372	3,665	4,364
Deferred income taxes:
Federal	(10,125)	(2,701)	(26)
State	(1,510)	(365)	7
Foreign	(1,672)	(1,136)	(2,697)
Total deferred income taxes	(13,307)	(4,202)	(2,716)
Total provision for (benefit from) income taxes	$(10,935)	$(537)	$1,648

The effective tax rate differs from the federal statutory rate as follows:

	For the year ended
	January 31,
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	33.8%
Tax reform rate change impact	—	—	(80.7)
State tax, net of federal benefit	3.2	2.9	2.6
Change in valuation allowance	(107.1)	(98.1)	(23.6)
Stock-based compensation	90.3	71.6	63.5
Other non-deductible items	0.8	(2.1)	(3.5)
Foreign rate differential	(1.4)	(2.9)	(0.5)
Tax credits	3.9	8.6	4.5
Total	10.7%	1.0%	(3.9)%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of January 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$224,372	$110,485
Accruals and reserves	4,767	3,209
Lease liabiilities	7,875	—
Stock-based compensation	7,382	5,852
Tax credits	12,174	9,250
Gross deferred tax assets	256,570	128,796
Valuation allowance	(160,510)	(113,497)
Total deferred tax assets, net of valuation allowance	96,060	15,299
Deferred tax liabilities:
Fixed assets and intangibles assets	(22,564)	(1,693)
Accruals and reserves	(1,527)	(951)
Right-of-use assets	(7,495)	—
Discount on convertible notes	(63,788)	(12,047)
Gross deferred tax liabilities	(95,374)	(14,691)
Net deferred tax assets	$686	$608

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, and lack of taxable income, the Company provided a full valuation allowance against the deferred tax assets for the U.S. and some of the international entities. The valuation allowance increased by $47.0 million, $55.5 million and $3.4 million during the years ended January 31, 2020, 2019 and 2018, respectively.

As of January 31, 2020, the Company had net operating loss carryforwards of approximately $919.4 million and $479.7 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The U.S. federal and California state net operating loss carryforwards will begin to expire in 2026 and 2029, respectively. As of January 31, 2020, the Company had research and development credit carryforwards of approximately $10.0 million and $7.4 million available to reduce its future tax liability, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin to expire in 2031. California credit carryforwards have no expiration date. As of January 31, 2020, the Company has U.S. federal foreign tax credits carryforwards of $698,000 that will begin to expire in 2025.

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

As of January 31, 2020, the Company did not have unremitted earnings when evaluating the outside basis difference relating to its U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes and state income that would be payable upon remittance of these lower tier earnings were not material as of January 31, 2020.

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

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	For the year ended
	January 31,
	2020	2019	2018
Unrecognized tax benefit—beginning of year	$20,077	$12,663	$5,441
Gross increases —prior year tax positions	620	295	—
Gross decreases —prior year tax positions	(11,538)	(8)	(5)
Gross increases — acquisitions	4,174	—	—
Gross increases — current year tax positions	1,531	7,127	7,227
Unrecognized tax benefit—end of year	$14,864	$20,077	$12,663

As of January 31, 2020, 2019, and 2018, $6.4 million, $14.9 million, and $8.0 million of the unrecognized tax benefits were accounted for as a reduction in the Company’s deferred tax assets. Due to the Company’s valuation allowance, only $8.5 million of the $14.9 million of unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. There was an immaterial amount of accrued interest and penalties related to unrecognized tax benefits as of January 31, 2020 and 2019.

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

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the years ended January 31, 2020, 2019 and 2018 (in thousands, except per share amounts):

	January 31,
	2020	2019	2018
Numerator:
Net loss attributable to common stockholders	$(90,832)	$(55,524)	$(43,805)
Denominator:
Weighted-average common shares outstanding	62,484	57,716	52,999
Net loss per share attributable to common stockholders, basic and diluted	$(1.45)	$(0.96)	$(0.83)

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

	As of January 31,
	2020	2019	2018
Options to purchase common stock	4,233,435	6,850,928	9,301,253
RSUs	2,830,782	2,792,117	1,971,778
Unvested common shares subject to repurchase	66,450	193,894	458,214
Shares committed under the ESPP	80,775	189,168	195,497
Contingent stock consideration for DCR acquisition	377,138	377,138	—
Holdback shares for Aquiire acquisition	37,570	37,570	—
Total	7,626,150	10,440,815	11,926,742

Additionally, approximately 5.0 million and 5.2 million shares underlying the conversion option in the 2025 Notes and 2023 Notes, respectively, are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. These number of shares are subject to adjustment up to approximately 6.8 million shares for each of the 2025 and 2023 Notes, if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the year ended January 31, 2020, the average market price of the Company’s common stock exceeded the conversion price of the 2023 Notes of $44.51 per share and did not exceed the conversion price of the 2025 Notes of $159.60 per share.

Note 14. Business Segment Information

The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). The CEO reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment: cloud platform.

Note 15. Employee Benefit Plan

The Company maintained a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 90% of their eligible compensation, subject to certain limitations. The Company matches certain percentages of employee contributions. Both employee and employer contributions vest immediately upon contribution. During the years ended January 31, 2020, 2019 and 2018, the Company’s contributions to the 401(k) Plan amounted to approximately $2.9 million, $2.0 million and $1.5 million, respectively.

The Company also maintains a limited number of defined benefit plans for certain non-U.S. locations. Total costs under these plans were not significant.

Note 16. Related Parties

Morgan Stanley was a counterparty to certain capped call transactions with the Company, an initial purchaser in the offering of the 2025 Notes and the 2023 Notes, a customer of the Company, and held more than 10% of the Company’s voting common stock during the year ended January 31, 2020. In June 2019 and January 2018, the Company paid fees of approximately $29.7 million and $7.0 million to Morgan Stanley who was one of the counterparties to the capped calls that the Company purchased in connection with the issuance of the 2025 Notes and 2023 Notes, respectively. Morgan Stanley also earned fees of $8.0 million and $2.8 million for acting as an initial purchaser of the 2025 Notes and 2023 Notes, respectively. As of and for the years ended January 31, 2020 and 2019, the receivables balance and the Company’s revenue recognized from this customer were not material.

Note 17. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2020 and 2019 (in thousands except per share data).

	Three months ended
	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,
	2020	2019	2019	2019	2019	2018	2018	2018
	(in thousands)
Total revenues	$111,452	$101,784	$95,139	$81,344	$74,908	$67,455	$61,651	$56,352
Gross profit	71,349	64,490	60,649	54,015	49,883	45,791	43,011	38,227
Loss from operations	15,869	16,945	22,804	17,807	14,749	9,918	10,624	12,069
Net loss	24,053	26,317	19,994	20,468	16,571	9,645	13,854	15,454
Net loss per share attributable to common stockholders, basic and diluted	$0.38	$0.42	$0.32	$0.34	$0.28	$0.17	$0.24	$0.28