Form 10-Q
period 2020-04-30
Coupa Software Inc
filed 2020-06-08
CIK 1385867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

As of June 4, 2020, the Registrant had 67,073,897 shares of common stock, $0.0001 par value per share, outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, the expected impact of the COVID-19 pandemic on our business, results of operations and financial condition, customer lifetime value, strategy and plans, market size and opportunity, competitive position, industry environment, potential growth opportunities, product capabilities, our expectations for future operations and our convertible senior notes, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	April 30,	January 31,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$295,806	$268,045
Marketable securities	409,974	499,160
Accounts receivable, net of allowances	90,258	118,508
Prepaid expenses and other current assets	25,963	31,636
Deferred commissions, current portion	12,096	11,982
Total current assets	834,097	929,331
Property and equipment, net	21,040	18,802
Deferred commissions, net of current portion	29,652	30,921
Goodwill	443,086	442,112
Intangible assets, net	119,795	128,660
Operating lease right-of-use assets	30,176	32,026
Other assets	13,316	12,221
Total assets	$1,491,162	$1,594,073
Liabilities, Temporary Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,568	$3,517
Accrued expenses and other current liabilities	45,689	54,245
Deferred revenue, current portion	240,680	257,692
Current portion of convertible senior notes, net (Note 9)	114,165	187,115
Operating lease liabilities, current portion	8,069	8,199
Total current liabilities	411,171	510,768
Convertible senior notes, net (Note 9)	571,897	562,612
Deferred revenue, net of current portion	3,800	4,091
Operating lease liabilities, net of current portion	23,451	25,490
Other liabilities	14,969	28,620
Total liabilities	1,025,288	1,131,581
Commitments and contingencies (Note 10)
Temporary equity (Note 9)	752	16,835
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at April 30, 2020 and January 31, 2020; zero shares issued and outstanding at April 30, 2020 and January 31, 2020	—	—
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at April 30, 2020 and January 31, 2020; 66,827,590 and 64,528,970 shares issued and outstanding at April 30, 2020 and January 31, 2020, respectively	7	7
Additional paid-in capital	822,713	790,468
Accumulated other comprehensive income	2,907	871
Accumulated deficit	(360,505)	(345,689)
Total stockholders’ equity	465,122	445,657
Total liabilities, temporary equity and stockholders’ equity	$1,491,162	$1,594,073

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	April 30,
	2020	2019
Revenues:
Subscription	$105,735	$72,957
Professional services and other	13,479	8,387
Total revenues	119,214	81,344
Cost of revenues:
Subscription	29,002	17,403
Professional services and other	13,836	9,926
Total cost of revenues	42,838	27,329
Gross profit	76,376	54,015
Operating expenses:
Research and development	26,719	21,014
Sales and marketing	46,139	33,610
General and administrative	9,144	17,198
Total operating expenses	82,002	71,822
Loss from operations	(5,626)	(17,807)
Interest expense	(12,289)	(3,175)
Interest income and other, net	3,328	924
Loss before provision for income taxes	(14,587)	(20,058)
Provision for income taxes	229	410
Net loss	$(14,816)	$(20,468)
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.34)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	65,468	60,785

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	April 30,
	2020	2019
Net loss	$(14,816)	$(20,468)
Other comprehensive gain (loss) in relation to defined benefit plans, net of tax	397	(539)
Changes in unrealized gain (loss) on marketable securities, net of tax	1,639	(47)
Comprehensive loss	$(12,780)	$(21,054)

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Three Months Ended April 30, 2020
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 31, 2020	64,528,970	$7	$790,468	$871	$(345,689)	$445,657
Issuance of common stock for acquisitions	37,568	—	—	—	—	—
Issuance of common stock for employee share purchase plan	104,818	—	7,391	—	—	7,391
Exercise of stock options	404,858	—	3,228	—	—	3,228
Stock-based compensation expense	—	—	24,547	—	—	24,547
Vested restricted stock units	298,155	—	—	—	—	—
Temporary equity reclassification	—	—	(752)	—	—	(752)
Settlement of convertible senior notes (Note 9)	1,453,221	—	(2,169)	—	—	(2,169)
Other comprehensive income	—	—	—	2,036	—	2,036
Net loss	—	—	—	—	(14,816)	(14,816)
Balance at April 30, 2020	66,827,590	$7	$822,713	$2,907	$(360,505)	$465,122

	Three Months Ended April 30, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at January 31, 2019	60,455,381	$6	$567,797	$335	$(254,857)	$313,281
Cancellation of common stock from acquisitions (Note 4)	(7,784)	—	—	—	—	-
Issuance of common stock for employee share purchase plan	108,758	—	5,396	—	—	5,396
Exercise of stock options	856,295	1	4,481	—	—	4,482
Stock-based compensation expense	—	—	17,061	—	—	17,061
Vested restricted stock units	227,923	—	—	—	—	—
Other comprehensive loss	—	—	—	(586)	—	(586)
Net loss	—	—	—	—	(20,468)	(20,468)
Balance at April 30, 2019	61,640,573	$7	$594,735	$(251)	$(275,325)	$319,166

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 30,
	2020	2019
Cash flows from operating activities
Net loss	$(14,816)	$(20,468)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,502	4,036
Accretion of discounts on marketable securities, net	471	731
Amortization of deferred commissions	3,162	1,980
Amortization of debt discount and issuance costs	11,950	2,961
Stock-based compensation	24,197	16,845
Gain on conversion of convertible senior notes	(2,571)	—
Repayments of convertible senior notes attributable to debt discount (Note 9)	(10,604)	—
Other	881	92
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	26,633	29,405
Prepaid expenses and other current assets	5,945	(4,370)
Other assets	595	1,895
Deferred commissions	(2,007)	(3,763)
Accounts payable	(885)	(788)
Accrued expenses and other liabilities	(20,742)	(3,519)
Deferred revenue	(17,303)	(6,244)
Net cash provided by operating activities	15,408	18,793
Cash flows from investing activities
Purchases of marketable securities	(49,514)	(64,789)
Maturities of marketable securities	137,143	44,796
Sales of marketable securities	2,929	199,314
Acquisitions, net of cash acquired	(3,604)	—
Purchases of property and equipment	(3,599)	(2,654)
Net cash provided by investing activities	83,355	176,667
Cash flows from financing activities
Repayments of convertible senior notes attributable to principal	(81,444)	—
Proceeds from the exercise of common stock options	2,938	4,339
Proceeds from issuance of common stock for employee stock purchase plan	7,391	5,396
Net cash provided by (used in) financing activities	(71,115)	9,735
Net increase in cash, cash equivalents, and restricted cash	27,648	205,195
Cash, cash equivalents, and restricted cash at beginning of year	268,280	141,319
Cash, cash equivalents, and restricted cash at end of period	$295,928	$346,514
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$295,806	$346,446
Restricted cash included in other assets	122	68
Total cash, cash equivalents, and restricted cash	$295,928	$346,514

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 30,
	2020	2019
Supplemental disclosure of cash flow data
Cash paid for income taxes	$554	$509
Supplemental disclosure of non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses and other liabilities	$476	$683

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Coupa Software Incorporated (the “Company”) was incorporated in the state of Delaware in 2006. The Company provides a comprehensive, cloud-based business spend management (or “BSM”) platform that provides greater visibility into and control over how companies spend money. The BSM platform enables businesses to achieve savings that drive profitability. The Company is based in San Mateo, California.

The Company’s fiscal year ends on January 31.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2020 filed with the SEC on March 20, 2020 (the “Form 10-K”). The condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated during consolidation.

The condensed consolidated balance sheet as of January 31, 2020, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

There have been no changes to the significant accounting policies described in the Form 10-K for the year ended January 31, 2020, other than the adoption of accounting pronouncements as described in the “Recently Adopted Accounting Pronouncements” section below.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including, but not limited to, the lives of tangible and intangible assets, stock-based compensation, the fair value of the contingent purchase consideration, the estimate of credit losses on accounts receivable and marketable securities, the valuation of acquired intangible assets and the recoverability or impairment of intangible assets, including goodwill, revenue recognition, convertible senior notes fair value, the benefit period of deferred commissions, and provision for (benefit from) income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. The Company records a receivable when revenue is recognized prior to invoicing. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition. Subscription and fixed-fee professional services arrangements are commonly billed in advance, recognized as deferred revenue, and then amortized into revenue over time. However, other professional services arrangements, primarily those recognized on a time-and-materials basis, are billed in arrears following services that have been rendered. This may result in revenue recognition greater than invoiced amounts which results in a receivable balance. Receivables represent an unconditional right to payment. As of April 30, 2020 and January 31, 2020, the balance of accounts receivable, net of the allowance for doubtful accounts, was $90.3 million and $118.5 million, respectively. Of these balances, $5.6 million and $6.1 million represent short-term unbilled receivable amounts as of April 30, 2020 and January 31, 2020, respectively. As of April 30, 2020 and January 31, 2020, the Company had long-term unbilled receivables of approximately $310,000 and $350,000, respectively, which were included in Other assets on the condensed consolidated balance sheet.

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

At any point in the contract term, the transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied. These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. As of April 30, 2020, approximately $701.8 million of revenue is expected to be recognized from remaining performance obligations, a majority of which is related to multi-year subscription arrangements. The Company expects to recognize revenue on approximately three-fourths of these remaining performance obligations within the next 24 months and the remainder thereafter. The Company applies the practical expedient to exclude remaining performance obligations that are part of contracts with an original expected duration of one year or less. During the three months ended April 30, 2020, the revenue recognized from performance obligations satisfied in prior periods was approximately $3.4 million.

Accounts Receivable and Allowances for Doubtful Accounts and Credit Losses

The Company extends credit to its customers in the normal course of business and does not require cash collateral or other security to support the collection of customer receivables. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period and provides a reserve when needed based on an assessment of various factors including the aging of the receivable balance, historical experience, and expectations of forward-looking loss estimates. When developing the expectations of forward-looking loss estimates, the Company take into consideration forecasts of future economic conditions, information about past events, such as historical trends of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. Accounts receivable are written off when deemed uncollectible. The allowances for doubtful accounts and credit losses were approximately $1.3 million as of April 30, 2020 and not material as of January 31, 2020.

Marketable Securities

Marketable securities consist of financial instruments such as U.S. treasury securities, U.S. agency obligations, corporate notes and bonds, commercial paper, asset backed securities and certificates of deposit. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at estimated fair value. Credit losses related to the marketable securities are recorded in interest income and other, net in the condensed consolidated statements of operations through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. Any remaining unrealized losses, or any unrealized gains, for marketable securities are included in accumulated other comprehensive income, a component of stockholders’ equity.

If quoted prices for identical instruments are available in an active market, marketable securities are classified within Level 1 of the fair value hierarchy. If quoted prices for identical instruments in active markets are not available, fair values are estimated using quoted prices of similar instruments and are classified within Level 2 of the fair value hierarchy.

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancellable contracts that have not yet been billed. During the three months ended April 30, 2020, the Company recognized revenue of $83.3 million that was included in the deferred revenue balance as of January 31, 2020.

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

The Company capitalized commission costs of $2.0 million and $3.8 million and amortized $3.2 million and $2.0 million to sales and marketing expense in the accompanying condensed consolidated statements of operations during the three months ended April 30, 2020 and 2019, respectively.

Leases

Leases arise from contracts which convey the right to control the use of identified property or equipment for a period of time in exchange for consideration. The Company’s leasing arrangements are primarily for office space used to conduct operations.

Leases are classified at commencement as either operating or finance leases. As of April 30, 2020, all of the Company’s leases are classified as operating leases. Rent expense for operating leases is recognized using the straight-line method over the term of the agreement beginning on the lease commencement date.

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

As of April 30, 2020, the Company was not a lessor in leasing arrangements or a party to any sublease arrangements.

Recent Accounting Guidance

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard on February 1, 2020, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). The standard simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendment is effective for fiscal years, and interim period within those fiscal years, beginning after December 15, 2020, and early adoption is permitted. The Company early adopted this standard on February 1, 2020, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-14, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this guidance remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. This guidance is effective for annual reporting periods ending after December 15, 2020, with early adoption permitted, and is required to be adopted retrospectively. The Company is currently evaluating the timing and method of adoption and the related impact of ASU No. 2018-14 on its condensed consolidated financial statements.

Note 3. Marketable Securities

The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	April 30, 2020
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$273,635	$1,734	$—	$275,369
Corporate notes and bonds	120,234	559	(60)	120,733
Asset backed securities	5,014	21	—	5,035
U.S. agency obligations	5,001	—	(2)	4,999
Certificates of deposit	3,838	—	—	3,838
Total marketable securities	$407,722	$2,314	$(62)	$409,974

	January 31, 2020
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$306,871	$324	$—	$307,195
Corporate notes and bonds	155,751	272	—	156,023
Commercial paper	15,977	—	—	15,977
Asset backed securities	15,501	17	—	15,518
Certificates of deposit	4,447	—	—	4,447
Total marketable securities	$498,547	$613	$—	$499,160

As of April 30, 2020, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$331,806
Due in one year through five years	78,168
Total	$409,974

The Company's marketable securities consist primarily of US Treasury securities and high credit quality corporate notes and bonds. As the Company views its marketable securities as available to support its current operations, it has classified all available for sale securities as short-term.

The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of April 30, 2020, the unrealized losses and the related risk of expected credit losses was insignificant.

Note 4. Business Combinations

Yapta, Inc.

On December 13, 2019, the Company completed the acquisition of Yapta, Inc., (“Yapta”). Yapta developed technology that enables the Company to offer price assurance capabilities that dynamically track prices on airline and hotel reservations and instantly rebooks them at the lowest available price, without impacting the traveler experience. The purchase consideration comprised of approximately $98.7 million in cash and $12.5 million in cash contingent on the achievement of Yapta’s revenues target during the twelve months starting from the transaction closing date. Approximately $9.8 million of the purchase consideration is being held in escrow for fifteen months after the transaction closing day.

The acquisition was accounted for as a business combination and, accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. The contingent cash consideration was classified as a liability and included in other liabilities on the Company’s condensed consolidated balance sheet, subject to measurement on a recurring basis at fair value. The valuation of the contingent consideration was determined based on the probable achievement of Yapta’s revenues target within a specified time period from the transaction date. As of the acquisition date and January 31, 2020, the fair value of the contingent consideration payable was determined to be $12.5 million. For the three months ended April 30, 2020, Yapta did not achieve the initially forecasted revenues, largely caused by the reduced business travel activity arising from the pandemic related to the novel strain of coronavirus (“COVID-19”). As of April 30, 2020, the Company estimated that Yapta will not be able to achieve the revenues target during the measurement period of twelve months starting from the transaction closing date. As a result, the fair value of the contingent consideration was determined to be zero as of April 30, 2020, resulting in a reversal of $12.5 million of contingent liabilities with an offset to general and administrative expenses in the condensed consolidated statements of operations for the three months ended April 30, 2020. The Company will continue to track Yapta’s revenues and evaluate the fair value of the contingent consideration during the remaining revenues target measurement period.

The major classes of assets and liabilities to which the Company has allocated the total fair value of purchase consideration of $111.2 million were as follows (in thousands):

December 13, 2019
Cash and cash equivalents	$333
Accounts receivable	3,700
Intangible assets	39,710
Other assets	1,648
Goodwill	70,694
Deferred tax liability, net	(2,347)
Accounts payable and other liabilities	(2,554)
Total consideration	$111,184

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

May 6, 2019
Cash and cash equivalents	$6,337
Accounts receivable	7,863
Intangible assets	57,000
Other assets	5,646
Goodwill	163,170
Accounts payable and other current liabilities	(6,232)
Deferred revenue	(4,443)
Deferred tax liability, net	(11,046)
Other non-current liabilities	(3,679)
Total consideration	$214,616

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

Note 5. Fair Value Measurements

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at April 30, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:(1)
Money market funds	$177,344	$—	$—	$177,344
Marketable securities:
U.S. treasury securities	—	275,369	—	275,369
Corporate notes and bonds	—	120,733	—	120,733
Asset backed securities	—	5,035	—	5,035
U.S. agency obligations	—	4,999	—	4,999
Certificate of deposit	—	3,838	—	3,838
Total assets	$177,344	$409,974	$—	$587,318

(1)	Included in cash and cash equivalents.

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at January 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:(1)
Money market funds	$120,242	$—	$—	$120,242
Corporate notes and bonds	—	2,011	—	2,011
Marketable securities:
U.S. treasury securities	—	307,195	—	307,195
Corporate notes and bonds	—	156,023	—	156,023
Commercial paper	—	15,977	—	15,977
Asset backed securities	—	15,518	—	15,518
Certificates of deposit	—	4,447	—	4,447
Total assets	$120,242	$501,171	$—	$621,413
Other liabilities:
Contingent consideration payable	$—	$—	$12,500	$12,500
Total liabilities	$—	$—	$12,500	$12,500

(1)	Included in cash and cash equivalents.

The contingent consideration payable of $12.5 million as of January 31, 2020 represents the estimated fair value of the additional variable cash consideration payable in connection with the acquisition of Yapta that is contingent upon the achievement of Yapta’s revenues target during the twelve months from the transaction closing day. As of April 30, 2020, the contingent consideration payable of $12.5 million was reversed as a result of a reassessment of the fair value. Refer to Note 4, “Business Combinations”, for further details on the contingent consideration.

The Company has $805.0 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (the “2025 Notes”) and $138.0 million in aggregate principal amount of 0.375% convertible senior notes due in 2023 (the “2023 Notes” and together with the 2025 Notes, the “Convertible Notes”), outstanding as of April 30, 2020. Refer to Note 9, “Convertible Senior Notes” for further details on the Convertible Notes.

The Company carries the Convertible Notes at par value less the portion allocated to equity and the related unamortized discount and issuance costs on its condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value of the 2025 Notes and 2023 Notes, based on a market approach as of April 30, 2020 was approximately $1,027.6 million and $546.0 million, respectively, which represents a Level 2 valuation. The estimated fair value of the 2025 Notes and 2023 Notes, based on a market approach as of January 31, 2020 was approximately $1,015.3 million and $858.3 million, respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last trade completed prior to the end of the period.

Note 6. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	April 30,	January 31,
	2020	2020
Furniture and equipment	$7,892	$6,767
Software development costs	35,947	33,326
Leasehold improvements	1,873	1,880
Construction in progress	471	45
Total property and equipment	46,183	42,018
Less: accumulated depreciation and amortization	(25,143)	(23,216)
Property and equipment, net	$21,040	$18,802

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $552,000 and $339,000 for the three months ended April 30, 2020 and 2019, respectively.

Amortization expense related to software development costs was approximately $1.4 million and $657,000 for the three months ended April 30, 2020 and 2019, respectively.

Note 7. Goodwill and Other Intangible Assets

Goodwill

The following tables represent the changes in goodwill (in thousands):

Balance at January 31, 2020	$442,112
Adjustment	974
Balance at April 30, 2020	$443,086

Other Intangible Assets

The following table summarizes the other intangible assets balances (in thousands):

		As of
		April 30, 2020			January 31, 2020
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.6	$125,135	$(33,650)	$91,485	$125,135	$(26,840)	$98,295
Customer relationships	3.9	38,294	(9,991)	28,303	38,294	(8,061)	30,233
Trademarks	0.1	955	(948)	7	955	(823)	132
Total other intangible assets		$164,384	$(44,589)	$119,795	$164,384	$(35,724)	$128,660

Amortization expense related to other intangible assets was approximately $8.9 million and $3.2 million for the three months ended April 30, 2020 and 2019, respectively.

As of April 30, 2020, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2021 (remaining nine months)	$26,228
2022	34,538
2023	29,985
2024	23,868
2025	5,176
Thereafter	—
Total	$119,795

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

Preferred Stock

As of April 30, 2020, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.

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

As of April 30, 2020, the Company had 10,051,349 shares of its common stock available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will automatically increase on the first day of each fiscal year during the term of the 2016 Plan by a number of shares equal to 5% of its outstanding shares of common stock on the last day of the prior fiscal year. The number and class of shares reserved under the Company’s 2016 Plan will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the three months ended April 30, 2020 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at January 31, 2020	4,233,435	$17.28	6.36	$609,061
Option grants	—	—	—	—
Options exercised	(404,858)	$7.97	—	—
Options forfeited	(4,011)	$12.52	—	—
Balance at April 30, 2020	3,824,566	$18.27	6.19	$603,589
Exercisable at April 30, 2020	3,075,574	$11.44	5.83	$506,393

(1)	The above table includes 878,869 stock options with market and service based conditions.

The options exercisable as of April 30, 2020 include options that can be exercised prior to vesting. The aggregate intrinsic value of options vested and exercisable as of April 30, 2020 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of April 30, 2020. The aggregate intrinsic value of exercised options was $59.5 million and $76.8 million for the three months ended April 30, 2020 and 2019, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

No options were granted during the three months ended April 30, 2020. For the three months ended April 30, 2019, the weighted-average grant date fair value of options granted was $41.81 per share. The total grant date fair value of options vested was $1.5 million and $2.0 million for the three months ended April 30, 2020 and 2019, respectively.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity related to the Company’s RSUs during the three months ended April 30, 2020:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Awarded and unvested at January 31, 2020	2,830,782	$70.90
Awards granted	922,039	$146.26
Awards vested	(298,155)	$55.06
Awards forfeited	(55,192)	$79.11
Awarded and unvested at April 30, 2020	3,399,474	$92.60

(1)	The above table includes 100,178 restricted share units with market and service based conditions.

Market-based Options and Awards

In September 2016, the Board of Directors of the Company granted 544,127 stock options to the Chief Executive Officer (the “2016 CEO Grant”) under the 2006 Stock Plan with an exercise price of $13.04 per share. The 2016 CEO Grant is eligible to vest based on the achievement of market capital appreciation targets after the consummation of the initial public offering, as well as continuous service over a four-year period following the grant date. In March 2018, the Board of Directors granted 334,742 stock options to the Chief Executive Officer (the “2018 CEO Grant”) under the 2016 Equity Plan with an exercise price of $48.47 per share. The 2018 CEO Grant is eligible to vest based on the achievement of a stock price appreciation target as well as continuous service over a four-year period following the grant date. The fair values of the 2016 and 2018 CEO Grants were determined using a Monte Carlo simulation approach. The Company amortizes the fair value of the option awards using the graded-vesting method.

In March 2020, the Board of Directors of the Company granted market-based restricted stock unit awards (the “2020 PSU Grant”) to certain members of management. The target number of market-based restricted stock unit awards granted was 100,178. The number of shares that could be earned will range from 0% to 200% of the target number of shares, based on the relative growth of the per share price of the Company’s common stock as compared to the NASDAQ Composite Index over the three-year performance period ending on the third anniversary of the date of grant and subject to continuous employment through such date. The fair value of the 2020 PSU Grant was determined using a Monte Carlo simulation approach. The Company amortizes the fair value of the 2020 PSU Grant using the straight-line method over the three-year performance term.

As of April 30, 2020, all market-based milestones of the 2016 CEO Grant were achieved, resulting in 487,447 shares being vested and exercisable. As of April 30, 2020, the market-based milestone was not achieved on the 2018 CEO Grant or the 2020 PSU Grant, resulting in no shares being vested and exercisable. Stock-based compensation expense recognized for market-based awards was approximately $1.0 million and $410,000 for the three months ended April 30, 2020 and 2019, respectively.

2016 Employee Stock Purchase Plan

The Board of Directors adopted the 2016 Employee Stock Purchase Plan (the “ESPP”) in September 2016 and it has been approved by the Company’s stockholders. The ESPP allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code.

As of April 30, 2020, the Company had 1,860,302 shares of its common stock available for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year during the term of the ESPP by a number of shares equal to the least of (i) 1% of its outstanding shares of common stock on the last day of the prior fiscal year, (ii) 1,250,000 shares or (iii) a lesser number of shares determined by the Board of Directors. The number and class of shares reserved under the ESPP will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

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

As of April 30, 2020, 1,267,131 shares of common stock were purchased under the 2016 ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2016 ESPP. As of April 30, 2020, total unrecognized compensation cost related to the 2016 ESPP was $9.2 million which will be amortized over a weighted-average period of approximately 1.5 years.

Stock-based Compensation

The Company’s total stock-based compensation expense as of the dates indicated was as follows (in thousands):

	Three Months Ended
	April 30,
	2020	2019
Cost of revenue:
Subscription	$2,158	$1,388
Professional services and other	2,412	1,445
Research and development	6,124	4,048
Sales and marketing	7,513	4,839
General and administrative	5,990	5,125
Total	$24,197	$16,845

Stock-based compensation capitalized in capitalized software development costs was approximately $2.4 million and $1.2 million at April 30, 2020 and 2019, respectively.

As of April 30, 2020, there was approximately $9.6 million of total unrecognized compensation cost related to unvested stock options granted to employees under the Company’s 2006 Stock Plan and 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.0 years.

As of April 30, 2020, there was approximately $295.8 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.7 years.

The fair values of the Company’s stock options granted during the three months ended April 30, 2020 and 2019 were estimated using the following assumptions:

	Three Months Ended
	April 30,
	2020	2019
Employee Stock Options:
Expected term (in years)	—	6.0
Volatility	—	42.7%
Risk-free interest rate	—	2.4%
Dividend yield	—	—
Employee Stock Purchase Plan:
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	48.6% - 54.8%	45.5% - 65.9%
Risk-free interest rate	0.3% - 0.4%	2.4% - 2.5%
Dividend yield	—	—
Market-based Award
Expected term (in years)	3.0	—
Volatility	48.4%	—
Risk-free interest rate	0.4%	—
Dividend yield	—	—

These assumptions and estimates are as follows:

•	Fair Value of Common Stock. The Company used the publicly quoted price as reported on the Nasdaq Global Select Market as the fair value of its common stock.
•

Expected Term. The expected term represents the weighted-average period that the stock options are expected to remain outstanding. To determine the expected term for employee stock options, the Company generally applies the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award as the Company does not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term. The expected term for the employee stock purchase plan ranges from six months, the length of one purchase period, to two years, the length of one offering period. The market-based awards have a three-year expected term.

•

Risk-Free Interest Rate. The Company bases the risk-free interest rate on the yields of U.S. Treasury securities with maturities approximately equal to the term of employee stock option or market-based awards.

•

Expected Volatility. The Company uses its own sufficient historical trading prices to calculate the expected volatility in determining the fair value of the shares granted under the ESPP and market-based awards. The Company uses its own historical volatility in combination with publicly traded peers’ volatility to determine the expected volatility of stock options. In considering peer companies, characteristics such as industry, stage of development, size and financial leverage were considered.

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

The 2025 Notes were not convertible at April 30, 2020, as none of the 2025 Notes conversion conditions were met.

2023 Notes

In January 2018, the Company issued 2023 Notes in aggregate principal amount of $230.0 million in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Convertible Notes are $200.4 million, net of debt issuance costs, including the underwriting discount and the cash used to purchase the capped call, discussed below. The 2023 Notes have an initial conversion rate of 22.4685 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $44.5068 per share of its common stock). The interest rate is fixed at 0.375% per annum for the 2023 Notes and is payable semi-annually in arrears on July 15 and January 15 of each year, which commenced on July 15, 2018. Refer to the Company’s consolidated financial statements for the year ended January 31, 2019 for details of the issuance of 2023 Notes.

For more than twenty trading days during the thirty consecutive trading days ended April 30, 2020, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the 2023 Notes. As a result, the 2023 Notes were convertible at the option of the holders and remained classified as current liabilities on the condensed consolidated balance sheet as of April 30, 2020.

The conversion condition for the 2023 Notes was initially met during the three months ended April 30, 2019, and has been met for each subsequent fiscal quarter. Through April 30 2020, the Company received conversion requests on the principal amount of the 2023 Notes totaling approximately $96.0 million, out of which approximately $92.0 million on the principal amount was settled during the quarter ended April 30, 2020 by paying cash for the principal amount of $92.0 million and issuing approximately 1.5 million shares of the Company’s common stock, bearing a fair value of approximately $203.4 million. During the quarter ended April 30, 2020, the Company recognized a gain on conversion of the convertible senior notes of approximately $2.6 million representing the net carrying amount in excess of the fair value of the liability component of the converted notes on the respective settlement dates. The amount is included in interest income and other, net in our condensed consolidated statement of operations.

In relation to the $4.0 million principal amount of unsettled conversion requests, as of April 30, 2020, the Company reclassified a portion of the equity of approximately $752,000, representing the difference between the principal and net carrying amount of the notes requested for conversion, into temporary equity, as these requests will be settled during the subsequent quarter. In addition, from May 1, 2020 to the date of this filing, the Company has received additional conversion requests for $28.9 million principal amount, which are expected to be settled during the quarter ending July 31, 2020.

The 2025 Notes and 2023 Notes consisted of the following (in thousands):

	As of		As of
	April 30, 2020		January 31, 2020
	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Liability:
Principal	$805,000	$137,953	$805,000	$230,000
Unamortized debt discount and issuance costs (1)	(233,103)	(23,788)	(242,388)	(42,885)
Net carrying amount	$571,897	$114,165	$562,612	$187,115
Carrying amount of the equity component (2)	$246,967	$41,441	$246,967	$60,470

(1)

Included in the condensed consolidated balance sheets within Convertible senior notes, net and amortized over the remaining lives of the Notes. The 2025 Notes are classified as long-term liabilities and the 2023 Notes are classified as current liabilities.

(2)	Included in the condensed consolidated balance sheets within additional paid-in capital and temporary equity.

The effective interest rates of the liability component of the 2025 Notes and 2023 Notes, excluding each notes conversions options, is 7.05% and 7.66%, respectively. As of April 30, 2020 and January 31, 2020, the if-converted value of the 2025 Notes exceeded the principal amount by $83.2 million and $7.8 million, respectively. As of April 30, 2020 and January 31, 2020, the if-converted value of the 2023 Notes exceeded the principal amount by $407.9 million and $602.8 million, respectively.

During the three months ended April 30, 2020 and 2019, the Company recognized $11.9 million and $3.0 million, respectively, of interest expense related to the amortization of debt discount and issuance costs, and $400,000 and $200,000, respectively, of coupon interest expense.

As of April 30, 2020, the remaining life of the 2025 Notes and 2023 Notes is approximately 5.1 years and 2.7 years, respectively.

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

Note 10. Commitments and Contingencies

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates through July 2027. For the three months ended April 30, 2020 and 2019, lease costs in relation to long-term leases were approximately $2.6 million and $1.8 million, respectively. For the three months ended April 30, 2020 and 2019, short-term leases costs were approximately $300,000 and $400,000, respectively. Variable lease costs were immaterial for the three months ended April 30, 2020 and 2019. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments or the lease right-of-use asset/lease liability.

For the three months ended April 30, 2020 and 2019, cash paid for operating lease liabilities was approximately $2.7 million and $1.7 million, respectively. For the three months ended April 30, 2020 and 2019, right-of-use assets obtained in exchange of lease obligations was approximately $125,000 and $1.1 million, respectively. As of April 30, 2020, the weighted-average remaining lease term was 4.0 years, and the weighted-average discount rate was 6.36%.

Additionally, the Company has current contractual purchase obligations for hosting services that support business operations. As of April 30, 2020, the remaining maturities of operating lease liabilities and future purchase obligations are as follows (in thousands):

Year Ending January 31,	Operating Lease Obligations	Future Purchase Obligations of Hosting Services
2021 (remaining nine months)	$7,453	$7,294
2022	9,108	14,121
2023	8,165	15,000
2024	7,262	2,500
2025	2,661	—
Thereafter	917	—
Total payments	35,566	$38,915
Less imputed interest	(4,046)
Total	$31,520

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

The Company generally agrees to defend and indemnify its customers against legal claims that the Company’s platform infringes patents, copyrights or other intellectual property rights of third parties. To date, the Company has not been required to make any payment resulting from such infringement claims and has not recorded any related liabilities. In addition, the Company has indemnification agreements with its directors and certain of its officers that require the Company to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs, and not accrued any liabilities in its condensed consolidated financial statements, as a result of these obligations.

Note 11. Income Taxes

The Company is subject to federal and various state income taxes in the United States as well as income taxes in foreign jurisdictions in which it conducts business. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely.

The Company recorded a tax provision of approximately $229,000 and $410,000 for the three months ended April 30, 2020 and 2019, respectively, representing effective tax rates of (1.57%) and (2.04%), respectively.

The difference between the U.S. federal statutory rate of 21% and the Company's effective tax rate in all periods presented is primarily due to a full valuation allowance related to the Company's U.S. deferred tax assets and foreign expense on the Company's profitable jurisdictions.

The Company's material income tax jurisdictions are the United States (federal) and California. As a result of net operating loss carryforwards, the Company is subject to audits for tax years 2006 and onward for federal purposes and 2009 and onward for California purposes. There are tax years which remain subject to examination in various other state and foreign jurisdictions that are not material to the Company's financial statements.

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act). The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company does not expect there to be a significant tax impact on its condensed consolidated financial statements at this time, and will continue to assess the implications of the CARES Act and its continuing developments and interpretations.

Note 12. Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities as they do not share in losses. During periods when the Company is in a net loss position, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the effects of potentially dilutive securities are anti-dilutive given the net loss of the Company.

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended
	April 30,
	2020	2019
Numerator:
Net loss attributable to common stockholders	$(14,816)	$(20,468)
Denominator:
Weighted-average common shares outstanding	65,468	60,785
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.34)

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

	As of April 30,
	2020	2019
Options to purchase common stock	3,824,566	6,097,917
RSUs	3,399,474	3,582,499
Unvested common shares subject to repurchase	66,450	161,651
Shares committed under the ESPP	30,751	30,913
Contingent stock consideration for DCR acquisition	377,138	377,138
Holdback shares for Aquiire acquisition	—	37,570
Total	7,698,379	10,287,688

Additionally, approximately 5.0 million and 3.1 million shares underlying the conversion option in the 2025 Notes and 2023 Notes, respectively, are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. These number of shares are subject to adjustment up to approximately 6.8 million and 4.1 million shares for the 2025 and 2023 Notes, respectively, if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the three months ended April 30, 2020, the average market price of the Company’s common stock exceeded the conversion price of the 2023 Notes of $44.51 per share and did not exceed the conversion price of the 2025 Notes of $159.60 per share.

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

Note 14. Significant Customers and Geographic Information

No customer balance comprised 10% or more of total accounts receivable at April 30, 2020 or January 31, 2020.

During the three months ended April 30, 2020 and April 30, 2019, revenues by geographic area, based on billing addresses of the customers, were as follows (in thousands):

	Three Months Ended
	April 30,
	2020	2019
United States	$78,716	$50,780
Foreign countries	40,498	30,564
Total revenues	$119,214	$81,344

No single foreign country represented more than 10% of the Company’s revenues in any period. Additionally, no single customer represented more than 10% of the Company’s revenues in any period.

Note 15. Related Parties

Morgan Stanley was a counterparty to certain capped call transactions with the Company, an initial purchaser in the offering of the 2025 Notes and the 2023 Notes, a customer of the Company, and held more than 10% of the Company’s voting common stock during the quarter ended April 30, 2020. In June 2019 and January 2018, the Company paid fees of approximately $29.7 million and $7.0 million to Morgan Stanley who was one of the counterparties to the capped calls that the Company purchased in connection with the issuance of the 2025 Notes and 2023 Notes, respectively. Morgan Stanley also earned fees of $8.0 million and $2.8 million for acting as an initial purchaser of the 2025 Notes and 2023 Notes, respectively. As of and for the three months ended April 30, 2020 and 2019, the receivables balance and the Company’s revenue recognized from this customer were not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, impacts on our business and general economic conditions due to the current COVID-19 pandemic, those identified below, those discussed in “Note About Forward-Looking Statements” and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

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

We offer access to our platform under a Software-as-a-Service (“SaaS”) business model. At the time of initial deployment, our customers often make a set of common functions available to the majority of their licensed employees, as well as incremental modules for select employees and procurement specialists, whom we refer to as power users. Therefore, we are typically able to capture a majority of the expected annual recurring revenue opportunity at the inception of our customer relationships, rather than targeting specific power users at the outset of the customer relationship with the intention of expanding and getting more annual recurring revenue at later stages of the customer relationship. Customers can rapidly implement our platform, with implementation periods typically ranging from a few weeks to several months. Customers also benefit from software updates that typically require little downtime.

We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the three months ended April 30, 2020 and 2019, respectively.

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

We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and modules to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa, Latin America and Asia-Pacific, including Japan. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 34% and 38% of our total revenues for the three months ended April 30, 2020 and 2019, respectively. We believe there is opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.

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

A novel strain of the coronavirus disease (“COVID-19”) first identified in China in late 2019 has spread globally and resulted in the imposition of numerous unprecedented measures to try to contain the virus, including travel bans and restrictions, shut downs, quarantines, shelter-in-place and social distancing orders. In March 2020, the World Health Organization characterized the COVID-19 as a pandemic. As of the filing date, the extent to which the COVID-19 pandemic may impact our financial condition or results of operations remains uncertain. While our revenues, billings and earnings are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic, along with the seasonality we historically experience, may not be fully reflected in our results of operations and overall financial performance until future periods, if at all. Also, we may experience decreased customer demand, reduced customer spend, shorter contract duration, longer sales cycles and extended payment terms that could materially adversely impact our business, results of operations and overall financial performance in future periods. The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak; government responses to the pandemic; impact on our customers and our sales cycles; extent of delays in hiring and onboarding new employees; and effect on our partners, vendors and supply chains, all of which are uncertain and difficult to predict. Additionally, due to concerns over the COVID-19 pandemic, we have postponed our in-person, annual Inspire conferences and other in-person marketing events. In the first quarter of fiscal 2021, we closed our offices globally and required our employees to work remotely. These changes remain in effect in the second quarter of fiscal 2021 and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not materially impaired and are not expected to materially impair our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See the section “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Our Business Model

Our business model focuses on maximizing the lifetime value of a customer relationship, and we continue to make significant investments in order to grow our customer base. Due to our subscription model, we recognize subscription revenues ratably over the term of the subscription period. As a result, the profitability of a customer to our business in any particular period depends in part upon how long a customer has been a subscriber on our platform. In general, the associated upfront costs with respect to new customers are higher in the first year than the aggregate revenues we recognize from those new customers in the first year. We believe that, over time, as our customer base grows and a relatively higher percentage of our subscription revenues are attributable to renewals versus new customers or upsells to existing customers, associated sales and marketing expenses and other allocated upfront costs as a percentage of revenues will decrease, subject to investments we plan to make in our business. Over the lifetime of the customer relationship, we also incur sales and marketing costs to manage the account, renew or upsell the customer to more modules and more users. However, these costs are significantly less than the costs initially incurred to acquire the customer. We calculate the lifetime value of our customers and associated customer acquisition costs for a particular year by comparing (i) gross profit from net new subscription revenues for the year multiplied by the inverse of the estimated subscription renewal rate to (ii) total sales and marketing expense incurred in the preceding year. On this basis, we estimate that for each of fiscal 2020, 2019, and 2018, the calculated lifetime value of our customers has exceeded six times the associated cost of acquiring them.

Key Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of April 30,
	2020	2019
Cumulative spend under management (in billions)	$1,785.9	$1,197.5
Remaining performance obligations (in millions)	$701.8	$497.4
Deferred revenue (in millions)	$244.5	$176.3

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

Remaining Performance Obligations and Deferred Revenue

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

The remaining performance obligations amount is intended to provide visibility into future revenue streams. We expect remaining performance obligations to fluctuate up or down from period to period for several possible reasons, including amounts, timing, and duration of customer contracts (including changes that we may see to customer contracts as a result of the COVID-19 pandemic), as well as timing of billing cycles for each order.

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

Cost of Revenues

Subscription

Cost of subscription consists primarily of expenses related to hosting our service and providing customer support. Significant expenses are comprised of data center capacity costs; personnel and related costs directly associated with our cloud infrastructure and customer support, including salaries, benefits, bonuses and stock-based compensation; allocated overhead; and amortization of acquired developed technology and capitalized software development costs.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Commissions earned by our sales force that are considered incremental costs for obtaining a non-cancelable subscription contract are deferred and amortized over a period of benefit that we have determined to be five years. Other sales and marketing costs include promotional events to promote our brand, including our Inspire conferences, advertising, allocated overhead and amortization of customer relationships and trademark.

General and Administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, recruiting, and administrative personnel, including salaries, benefits, bonuses and stock-based compensation expense; professional fees for external legal, accounting, recruiting and other consulting services and allocated overhead costs. For the quarter ended April 30, 2020, the general and administrative expenses included a benefit of $12.5 million related to reversal of Yapta contingent consideration payable, as explained in Note 4, “Business Combinations” in the notes to our condensed consolidated financial statements.

Interest Expense

Interest expense consists primarily of interest expense associated with our 2023 and 2025 convertible senior notes.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income earned on our investments in marketable securities and cash and cash equivalents, gain on conversion of convertible senior notes, in addition to the effects of exchange rates on our foreign currency-denominated asset and liability balances. All translation adjustments are recorded as foreign currency gains (losses) in the condensed consolidated statements of operations.

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

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended
	April 30,
	2020	2019
	(in thousands)
Revenues:
Subscription	$105,735	$72,957
Professional services and other	13,479	8,387
Total revenues	119,214	81,344
Cost of revenues:
Subscription	29,002	17,403
Professional services and other	13,836	9,926
Total cost of revenues	42,838	27,329
Gross profit	76,376	54,015
Operating expenses:
Research and development	26,719	21,014
Sales and marketing	46,139	33,610
General and administrative	9,144	17,198
Total operating expenses	82,002	71,822
Loss from operations	(5,626)	(17,807)
Interest expense	(12,289)	(3,175)
Interest income and other, net	3,328	924
Loss before provision for income taxes	(14,587)	(20,058)
Provision for income taxes	229	410
Net loss	$(14,816)	$(20,468)

	Three Months Ended
	April 30,
	2020	2019
Revenues:
Subscription	89%	90%
Professional services and other	11	10
Total revenues	100	100
Cost of revenues:
Subscription	24	21
Professional services and other	12	12
Total cost of revenues	36	33
Gross profit	64	67
Operating expenses:
Research and development	22	26
Sales and marketing	39	41
General and administrative	8	21
Total operating expenses	69	88
Loss from operations	(5)	(21)
Interest expense	(10)	(4)
Interest income and other, net	3	1
Loss before provision for income taxes	(12)	(24)
Provision for income taxes	—	1
Net loss	(12)%	(25)%

Revenues

	Three Months Ended
	April 30,
	2020	2019	% Change
	(in thousands)
Subscription	$105,735	$72,957	45%
Professional services and other	13,479	8,387	61%
Total revenues	$119,214	$81,344	47%

Total revenues were $119.2 million for the three months ended April 30, 2020 compared to $81.3 million for the three months ended April 30, 2019, an increase of $37.9 million, or 47%. Subscription revenues were $105.7 million, or 89% of total revenues, for the three months ended April 30, 2020, compared to $73.0 million, or 90% of total revenues, for the three months ended April 30, 2019. This increase in absolute dollars was primarily due to the acquisition of new customers and the sale of additional modules and users to existing customers, and to a lesser extent, new revenues generated by the acquisitions completed during the fiscal year ended January 31, 2020. Professional services revenues were $13.5 million for the three months ended April 30, 2020 compared to $8.4 million for the three months ended April 30, 2019. The increase of $5.1 million, or 61%, was primarily due to an increase in customers and training revenues, and new revenues generated from an acquisition completed during the fiscal year ended January 31, 2020. We continue to monitor the COVID-19 pandemic carefully and its impact on our customers, customer acquisitions and renewal rates.

Cost of Revenues

	Three Months Ended
	April 30,
	2020	2019	% Change
	(in thousands)
Subscription	$29,002	$17,403	67%
Professional services and other	13,836	9,926	39%
Total cost of revenues	$42,838	$27,329	57%

Cost of subscriptions was $29.0 million for the three months ended April 30, 2020 compared to $17.4 million for the three months ended April 30, 2019, an increase of $11.6 million, or 67%. The increase in cost of subscriptions was primarily due to an increase of $4.4 million in intangible amortization, $3.9 million in hosting fees to accommodate increased customer spend, $1.5 million increase in employee compensation costs related to higher headcount, including stock-based compensation costs and $1.8 million in other costs driven by our overall growth. We expect our cost of subscriptions to increase in absolute dollars as we provide subscription services to more customers and increase usage within our existing customers.

Cost of professional services was $13.8 million for the three months ended April 30, 2020 compared to $9.9 million for the three months ended April 30, 2019, an increase of $3.9 million, or 39%. The increase in cost of professional services was primarily due to an increase of $2.9 million in employee compensation costs related to higher headcount, including stock-based compensation costs, $0.7 million for professional and outside services primarily related to customer implementations, and $0.3 million in other costs driven by our overall growth.

We continue to monitor the COVID-19 pandemic carefully and its impact on our cost profile in providing hosting solutions and services to our customers.

Gross Profit

	Three Months Ended
	April 30,
	2020	2019	% Change
	(in thousands)
Gross profit	$76,376	$54,015	41%

Gross profit was $76.4 million for the three months ended April 30, 2020, compared to $54.0 million for the three months ended April 30, 2019, an increase of $22.4 million, or 41%. The increase in gross profit was primarily due to the acquisition of new customers, and the sale of new additional users or modules to existing customers, and to a lesser extent, new revenues generated by the acquisitions completed during the fiscal year ended January 31, 2020. Gross margin was 64% for the three months ended April 30, 2020, compared to 66% for the three months ended April 30, 2019. The decrease in gross margin was primarily due to the increase in amortization of developed technology assets related to the acquisitions completed during the year ended January 31, 2020.

Operating Expenses

Research and Development

	Three Months Ended
	April 30,
	2020	2019	% Change
	(in thousands)
Research and development	$26,719	$21,014	27%

Research and development expenses were $26.7 million for the three months ended April 30, 2020 compared to $21.0 million for the three months ended April 30, 2019, an increase of $5.7 million, or 27%. The increase was primarily due to an increase of $5.7 million in employee compensation costs related to higher headcount, including stock-based compensation costs. We expect research and development expenses will continue to increase in fiscal 2021 in absolute dollars as we continue to invest in research and development activities.

Sales and Marketing

	Three Months Ended
	April 30,
	2020	2019	% Change
	(in thousands)
Sales and marketing	$46,139	$33,610	37%

Sales and marketing expenses were $46.1 million for the three months ended April 30, 2020 compared to $33.6 million for the three months ended April 30, 2019, an increase of $12.5 million, or 37%. The increase was primarily due to an increase of $10.1 million in employee compensation costs related to higher headcount, including stock-based compensation costs, $2.2 million related to facilities, and other costs and $1.0 million increase in customer relationship amortization partially offset by a decrease of $0.8 million in travel costs. As of April 30, 2020, in response to the COVID-19 pandemic, we canceled our in-person, annual Inspire conferences and other in-person marketing events and postponed to next year. The expenses incurred in connection with the cancellation of the conferences were not material for the three months ended April 30, 2020.

Given the unprecedented nature of this pandemic and the uncertainty around its duration, we expect certain sales and marketing expenses to decrease due in part to the anticipated reduction in travel cancellation of events. However, we intend to continue to expand our direct sales organization, increase our marketing activities, grow our international operations and build brand awareness. We expect sales and marketing expenses to increase in absolute dollars for the year ending January 31, 2021 compared to the year ended January 31, 2020.

General and Administrative

	Three Months Ended
	April 30,
	2020	2019	% Change
	(in thousands)
General and administrative	$9,144	$17,198	(47%)

General and administrative expenses were $9.1 million for the three months ended April 30, 2020 compared to $17.2 million for the three months ended April 30, 2019, a decrease of $8.1 million, or (47%). The decrease was primarily due to a benefit of $12.5 million arising from the reversal of the Yapta contingent consideration liability during the quarter ended April 30, 2020, as explained in Note 4, “Business Combinations” in the notes to our condensed consolidated financial statements, partially offset by an increase of $1.8 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $1.7 million for professional and outside service costs, and an increase of $0.9 million related to facilities and other costs driven by our overall growth. We expect general and administrative expenses will continue to increase in fiscal 2021 in absolute dollars due to the growth of our company and the one-time nature of the contingent consideration liability reversal.

Interest Expense

	Three Months Ended
	April 30,
	2020	2019	% Change
	(in thousands)
Interest expense	$12,289	$3,175	287%

Interest expense was $12.3 million for the three months ended April 30, 2020 compared to $3.2 million for the three months ended April 30, 2019. The $9.1 million increase in interest expense was primarily due to amortization of the debt discount and issuance costs on our 2025 Notes issued in the second quarter of fiscal 2020.

Interest Income and Other, Net

	Three Months Ended
	April 30,
	2020	2019	% Change
	(in thousands)
Interest income and other, net	$3,328	$924	260%

Interest income and other, net was $3.3 million for the three months ended April 30, 2020 compared to $0.9 million for the three months ended April 30, 2019. The $2.4 million increase in interest income and other, net was primarily due to a $2.6 million gain on the early conversion of the 2023 Notes and a $0.7 million increase in interest income earned from our greater investment in marketable securities and money market funds, partially offset by a $0.9 million net currency loss.

Provision for Income Taxes

	Three Months Ended
	April 30,
	2020	2019	% Change
	(in thousands)
Provision for income taxes	$229	$410	(44%)

Provision for income taxes was $0.2 million for the three months ended April 30, 2020 compared to $0.4 million for the three months ended April 30, 2019. The decrease was primarily related to income taxes from foreign and state juridisctions offset by the release of a valuation allowance for deferred tax assets. We maintain a full valuation allowance on net deferred tax assets of our U.S. entities as we have concluded that it is unlikely that these deferred income tax assets will be utilized.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of April 30, 2020, we had cash and cash equivalents of $295.8 million, and marketable securities of $410.0 million. We had outstanding 2023 Notes and 2025 Notes with principal amounts of $138.0 million and $805.0 million, respectively, as of April 30, 2020.

As of April 30, 2020, the remaining 2023 Notes with a principal amount of $138.0 million are convertible at the option of the holders. We have the ability to settle the Convertible Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. As of April 30, 2020, there were unsettled conversion requests in principal amount of $4.0 million of our 2023 Notes. Additionally, from May 1, 2020 to the date of this filing, we received requests to convert $28.9 million in principal amount of our 2023 Notes. The conversion requests on the 2023 Notes for an aggregate principal amount of $32.9 million are expected to be settled during the quarter ending July 31, 2020, and we elected to settle the principal amount of the conversion requests in cash and the incremental conversion value in shares. The 2025 Notes were not convertible as of April 30, 2020. It is our current intent to settle conversions of the remaining 2023 Notes and the 2025 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock. We have decided not to exercise the capped calls entered into in conjunction with the 2023 Notes.

In conjunction with the issuance of the Convertible Notes, we entered into capped call transactions that reduce our exposure to additional cash payments above principal balances in the event of a cash conversion of the Convertible Notes. We may owe additional cash to the noteholders upon early conversion if our stock price exceeds $63.821 per share for the 2023 Notes or $295.55 for the 2025 Notes. Although our incremental exposure to the additional cash payment above the principal amount of the Convertible Notes is reduced by the capped calls, conversion of the Convertible Notes by noteholders may cause dilution to the ownership interests of existing stockholders.

Our cash equivalents are comprised primarily of bank deposits and money market funds. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors.” However, we believe our existing cash and cash equivalents and marketable securities will be sufficient to meet our projected operating requirements for at least the next 12 months from the filing date of these financial statements.

Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings and the continuing market acceptance of our services. We continually assess potential acquisitions and expect to continue to pursue acquisitions of or investments in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

Cash provided by operating activities for the three months ended April 30, 2020 was $15.4 million, compared to $18.8 million for the three months ended April 30, 2019. The decrease of $3.4 million was primarily driven by approximately $10.6 million repayments of convertible notes attributable to debt discount which was classified as cash outflows in operating activities for the three months ended April 30, 2020, partially offset by an increase in cash collections from customers.

Investing Activities

Cash provided by investing activities for the three months ended April 30, 2020 of $83.4 million was primarily related to $90.6 million of net maturity of short-term marketable securities, partially offset by $3.6 million release of holdback purchase consideration related to previous business acquisitions, and $3.6 million for purchases of property and equipment.

Financing Activities

Cash used in financing activities for the three months ended April 30, 2020 of $71.1 million was primarily due to approximately $81.4 million repayments of convertible notes attributable to the principal amount, partially offset by net proceeds of $10.3 million from the exercise of stock options and proceeds received for common stock issued under the ESPP plan during the quarter.

Off-Balance Sheet Arrangements

Through April 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

Our principal commitments and contractual obligations consist of our Convertible Notes, obligations under operating leases for office facilities and contractual purchase obligations for hosting services that support our business operations. The following table summarizes our non-cancelable contractual obligations as of April 30, 2020:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Convertible senior notes (1)	$942,953	$32,933	$105,020	$—	$805,000
Aggregate interest obligations (1)(2)	6,716	1,400	2,800	2,013	503
Operating lease obligations	35,713	9,927	16,751	8,320	715
Purchase obligations	38,915	10,165	28,750	—	—
Total contractual obligations	$1,024,297	$54,425	$153,321	$10,333	$806,218

(1)

The conversion period for the 2023 Notes was open as of April 30, 2020, and as such the net carrying value of the 2023 Notes is included within current liabilities on our condensed consolidated balance sheet. The principal balance of $138.0 million of the 2023 Notes is reflected in the payment period in the table above based on the contractual maturity assuming no conversion.

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

With the exception of changes described within Note 2, “Significant Accounting Policies” due to the adoption of ASU No. 2016-13, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended January 31, 2020.

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

	Three Months Ended
	April 30,
	2020	2019
Non-GAAP operating profit	$14,937	$2,216
Non-GAAP net profit	$14,460	$2,145
Adjusted free cash flows	$22,413	$16,139

We define non‑GAAP operating profit as loss from operations before stock‑based compensation, amortization of acquired intangible assets and the change in fair value of contingent consideration related to acquisition earnout payments. We define non‑GAAP net profit as net loss before stock‑based compensation, amortization of acquired intangible assets, the change in fair value of contingent consideration related to acquisition earnout payments, amortization of debt discount and issuance costs, gain on conversion of convertible senior notes, and related tax effects, including non-recurring income tax adjustments. We define adjusted free cash flows as net cash provided by operating activities less purchases of property and equipment plus repayments of convertible senior notes attributable to debt discount.

We believe non‑GAAP operating profit and non-GAAP net profit provide investors and other users of our financial information consistency and comparability with our past financial performance and facilitate period to period comparisons of operations. We believe non‑GAAP operating profit and non-GAAP net profit are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We believe information regarding adjusted free cash flows provides useful information to investors because it is an indicator of the strength and performance of our business operations.

We use non‑GAAP operating profit, non-GAAP net profit and adjusted free cash flows in conjunction with traditional GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non‑GAAP operating profit, non-GAAP net profit and adjusted free cash flows should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.

We compensate for these limitations by providing investors and other users of our financial information a reconciliation of non‑GAAP operating profit to loss from operations, non-GAAP net profit to net loss, and adjusted free cash flows to net cash provided by operating activities. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non‑GAAP operating profit, non-GAAP net profit, and adjusted free cash flows in conjunction with loss from operations, net loss, and the condensed consolidated statements of cash flows. The following tables provide a reconciliation of loss from operations to non‑GAAP operating profit, from net loss to non-GAAP net profit, and from net cash provided by operating activities to adjusted free cash flows (in thousands):

	Three Months Ended
	April 30,
	2020	2019
Loss from operations	$(5,626)	$(17,807)
Stock-based compensation	24,197	16,845
Amortization of acquired intangible assets	8,866	3,178
Change in fair value of contingent consideration payable	(12,500)	—
Non-GAAP operating profit	$14,937	$2,216

	Three Months Ended
	April 30,
	2020	2019
Net loss	$(14,816)	$(20,468)
Stock-based compensation	24,197	16,845
Amortization of acquired intangible assets	8,866	3,178
Change in fair value of contingent consideration payable	(12,500)	—
Amortization of debt discount and issuance costs	11,950	2,960
Gain on conversion of convertible senior notes	(2,571)	—
Income tax effects and adjustments	(666)	(370)
Non-GAAP net profit	$14,460	$2,145

	Three Months Ended
	April 30,
	2020	2019
Net cash provided by operating activities	$15,408	$18,793
Less: purchases of property and equipment	(3,599)	(2,654)
Add: repayments of convertible senior notes attributable to debt discount	10,604	—
Adjusted free cash flows	$22,413	$16,139

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British Pound Sterling. Due to the relative size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We performed a sensitivity analysis as of April 30, 2020 and January 31, 2020, and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate $4.1 million and $6.3 million impact on our net losses, respectively. We expect our international operations to continue to grow in the near term and we are continually monitoring the foreign currency exposure to determine when we should begin a hedging program. In addition, we will continue to monitor the COVID-19 pandemic carefully and its impact on our foreign currencies. The majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.

Market Risk and Market Interest Risk

In June 2019, we issued $805.0 million aggregate principal amount of 0.125% convertible senior notes due 2025. In January 2018, we issued $230.0 million aggregate principal amount of 0.375% convertible senior notes due 2023 of which approximately $92.0 million aggregate principal amount had been settled by April 30, 2020. The 2025 Note and 2023 Notes have fixed annual interest rates at 0.125% and 0.375%, respectively and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the values of the Convertible Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the convertible senior notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

Our exposure to interest rate risk also is related to our interest-bearing assets, primarily our cash and cash equivalents. Fluctuations in interest rates impact the yield of the investment. A hypothetical 100 basis points increase in interest rates would have impacted interest income by $600,000 for each of the three months ended April 30, 2020 and 2019, respectively.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

We were incorporated in 2006 and introduced our first cloud-based software solution shortly thereafter.  Over time we have invested in building a comprehensive, integrated platform of business spend management (“BSM”) services, including through acquisitions, and in marketing, selling and supporting this platform.  Although in recent years we have grown our annual revenues each year at a substantial rate, our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including any reduction in demand for our platform, increased competition, contraction of our overall market, international or domestic economic instability, downturns or other events, such as the COVID-19 pandemic, our inability to accurately forecast demand for our platform or our failure, for any reason, to capitalize on growth opportunities.

As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this report. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We face risks related to the current COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

Aspects of our business have been and could continue to be adversely affected by the recent pandemic of respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19. Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic and stock market volatility and uncertainty.  In response to the pandemic, government authorities have implemented measures to try to contain the virus or mitigate the harm, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and mandatory shutdowns of non-essential businesses.  These measures by government authorities may continue to remain in place for a significant period of time, and they have and may continue to adversely affect our sales activities, operations and growth prospects.  These restrictions, and changes in consumer and business spending behavior prompted by the pandemic, have forced businesses in the United States and other jurisdictions to reduce or suspend their operations, lay-off employees, and in some cases shutdown operations—a pattern of global economic phenomena for which there is little precedent in modern times.  Although we derive most of our revenue from sales to enterprise customers (a segment that tends to be more resilient to economic volatility), a prolonged downturn is likely to impact many of our enterprise customers adversely.  The extent of the damage to this segment of our customer base may not be apparent as quickly as for other segments, and is likely to differ by industry.

The COVID-19 pandemic had and may continue to have an adverse impact us in a number of ways, any of which individually or together could have a material adverse impact on our results of operations, financial condition and growth prospects.  For example, the pandemic may limit the ability of our suppliers and business partners to perform under their contracts with us, and we may not be able to find and engage additional or substitute suppliers and partners in a timely manner and on terms acceptable to us. We believe that many businesses have been and may continue to  be more reluctant to invest in the purchase and implementation of a new software solution like ours in the near term because of the economic uncertainty.  This trend may make it more difficult for us to acquire new customers and could lead to longer sales cycles and greater uncertainty around the timing and likelihood of closing sales opportunities to which we have already devoted meaningful time and resources.  Our existing customers may reduce their subscriptions or fail to add new users or adopt new modules at the rate we expect based on past experience.  We may have difficulty collecting payment from some customers on a timely basis or at all, and we may see higher rates of bankruptcies, restructurings, dissolutions and similar events among our customer base.  In addition, if our results of operations or our assessment of our growth prospects or potential for future profitability fail to meet investor and analyst expectations for any particular financial period, our stock price may experience a substantial decline, even if our revenues have increased or our margins have improved relative to past periods

The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandating that all non-essential personnel work from home, temporary closures of our offices, and cancellation of physical participation in sales activities, meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. The COVID-19 pandemic has already created logistical challenges for our business operations, in particular those associated with the transition to an entirely remote workforce.  For example, our personnel located at our headquarters in California and elsewhere in the United States and in other countries, are currently subject to shelter-in-place or stay-at-home orders from state and local governments which in some cases have forced them to work from home since mid-March of this year.  In addition to the limitations imposed by this new work environment, many of our employees must contend with additional challenges from the COVID-19 pandemic (over which we have no control), such as unexpected child-care and home-schooling responsibilities, among others.  If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be further impacted.

If and when local regulations permit, we may decide to re-open one or more of our offices and allow our employees to return to work, which would create additional risks and operational challenges.  For example, based on current guidance from California state authorities, we believe that we could be ready to re-open our San Mateo headquarters in the relatively near future.  We anticipate that the re-opening of our offices will require non-trivial investments in the design, implementation and enforcement of new workplace safety protocols.  These efforts may divert management attention, and the protocols may create logistical challenges for our workforce which could adversely impact employee productivity and morale.  Even if we follow what we believe to be best practices, there can be no assurance that our measures will prevent the transmission of COVID-19 between workers.  Any incidents of actual or perceived transmission may expose us to liability from employee claims, adversely impact employee productivity and morale, and even result in negative publicity and reputational harm.

In addition, the stock market has been unusually volatile during the COVID-19 pandemic and such volatility may continue.  As a result, our stock price may be adversely impacted for reasons unrelated to our performance.  A decline in stock price may make it more difficult for us to raise capital on terms acceptable to us or at all.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or address its impact, and how quickly and to what extent normal economic and operating activities can resume. To the extent the COVID-19 pandemic adversely affects our business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Even after the pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.  For the reasons discussed above and others that we may not have foreseen, we expect that the pandemic will have adverse impacts to aspects of our business in the near term, any of which individually or together may have a material adverse impact on our results of operations, financial condition, growth prospects and stock price.

Weakened global economic conditions, including those from the recent COVID-19 pandemic, may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments, downturns and global health crises or pandemics seemingly unrelated to us or the enterprise software industry may harm us, including disruptions or restrictions on our employees’ ability to work and travel. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, outbreaks of COVID-19 and the resulting impact on business continuity and travel, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. In particular, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the Euro zone, including instability as a result of “Brexit,” the United Kingdom’s decision to exit the European Union. We are unable to predict how and to what extent Brexit will impact our business and operating results. We have operations, as well as current and potential new customers, throughout most of Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further as a result of COVID-19 or otherwise, many customers may delay or reduce their information technology spending.

The growth of our revenues and potential profitability of our business depends on demand for platform and modules generally, and business spend management specifically. In addition, our revenues are dependent on the number of users of our modules. Historically, during economic downturns there have been reductions in spending on enterprise software as well as pressure for extended billing terms or pricing discounts, which would limit our ability to grow our business and negatively affect our operating results. These conditions affect the rate of enterprise software spending and could adversely affect our customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results. While it remains a developing situation, the COVID-19 pandemic and resulting quarantines, restrictions on travel and business disruptions with respect to us, our customers or partners are adversely affecting our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.

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

In addition, as a result of the recent COVID-19 pandemic, many local governements as well as enterprises have limited travel and in person meetings and implemented other restrictions that are making the sales process more lengthy and difficult, particularly for new customers.

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

Our platform involves the storage and transmission of customer data, including, for example, sensitive and proprietary information about our customers’ spending. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or users' data or to disrupt our platform. Computer malware, viruses, spear phishing attacks, and general hacking have become more prevalent in our industry, particularly against cloud services. Any unauthorized access or security breaches could result in the loss of sensitive customer information, litigation, fines and penalties, liability under indemnity obligations and other economic and reputational damage.  While we have security measures in place that are designed to protect customer information and prevent data loss and other security breaches, if these measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our customers’ data, we could face loss of business, regulatory investigations or orders, and our reputation could be severely damaged.  In addition, we could be required to expend significant capital and other resources to alleviate the problem, as well as incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to customers or other business partners in an effort to maintain business relationships after a breach.

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
•

general economic, industry and market conditions, both domestically and internationally, including the impact of the market volatility and economic downturn caused by COVID-19 or any other worldwide pandemic on our business, including but not limited to a decreased demand for our platform and services, negative impacts on our revenue results, an increasing unpredictability in expenses and cash flow, and a decreased ability by our customers to pay for our platform and services;

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

Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our offerings, increasing competition, a decrease in the growth of our overall market, global economic conditions, or our failure, for any reason, to continue to capitalize on growth opportunities.  In addition, our growth rate may slow in the future as our market penetration rates increase. As a result, our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future, and we may not be able to achieve or sustain profitability in future periods, which could harm our business and cause the market price of our common stock to decline.

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

To increase our revenues, we must add new customers, particularly large enterprise customers, increase the number of users at existing customers and sell additional modules to current customers. The expansion of our customer base is critical to our ability to continue the growth of our revenues.  If we do not grow our customer base, our revenues will slow in future periods or will start to decline, as a result of customers not renewing. This is particularly true for us because we are typically able to capture a majority of the expected annual recurring revenue opportunity at the inception of our customer relationships, rather than targeting specific power users at the outset of the customer relationship with the intention of expanding and getting more annual recurring revenue at later stages of the customer relationship

If competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours or are better able to adapt to changing market conditions, our ability to sell based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could have an adverse effect on the growth of our revenues.

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
•

difficulty fulfilling the contractual obligations or expectations of customers of acquired businesses or converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

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

We typically enter into multiple year, non-cancelable arrangements with our customers. If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position and cash flow. The recent and ongoing global COVID-19 pandemic may also increase the likelihood of these risks.

Because we recognize subscription revenues over the term of the contract, fluctuations in new sales and renewals may not be immediately reflected in our operating results and may be difficult to discern.

We generally recognize subscription revenues from customers ratably over the terms of their contracts. Most of the subscription revenues we report on each quarter are derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter would likely have only a small impact on our revenues for that quarter. However, such a decline would negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, delays in our sales cycles as a result of COVID-19 and potential changes in our pricing policies or rate of renewals, may not be fully apparent from our reported results of operations until future periods.

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

The COVID-19 pandemic and regulatory restrictions adopted in response have forced us to suspend or reduce some of our marketing activities, particularly those that require travel and in-person participation.  Brand promotion activities may not generate customer awareness or increase revenues, and, even if they do, any increase in revenues may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in doing so, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform.

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

We review the lifetime value and associated acquisition costs of our customers, as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. The lifetime value of our customers and customer acquisition costs has and will continue to fluctuate from one period to another depending upon the amount of our net new subscription revenues (which depends on the number of new customers in a period, upsells of additional modules to existing customers and changes in subscription fees charged to existing customers), gross margins (which depends on investments in and other changes to our cost of customer support and allocated overhead), sales and marketing expenses and renewal rates (which depend on our ability to maintain or grow subscription fees from customers). These amounts have fluctuated from quarter to quarter and will continue to fluctuate in the future. We may not experience lifetime value to customer acquisition cost ratios in future years or periods similar to those we have achieved to date. Furthermore, as a result of the ongoing global COVID-19 pandemic, it is possible that customers may not renew or may temporarily halt paying us, which would adversely affect our lifetime value metrics.  Other companies may calculate lifetime value and customer acquisition costs differently than our chosen method and, therefore, may not be directly comparable.

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

We incurred net losses of $90.8 million, $55.5 million, and $43.8 million in the fiscal years ended January 31, 2020, 2019 and 2018, respectively, and we incurred net losses of $14.8 million in the three months ended April 30, 2020. We had an accumulated deficit of $360.5 million at April 30, 2020. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in gaining new customers, we will also incur increased losses because many costs associated with acquiring new customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for longer or shorter periods). If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a midterm or long-term basis.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. The revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 36%, 38% and 35% of our total revenues for the fiscal years ended January 31, 2020, 2019, and 2018, respectively, and constituted 34% of total revenues for the three months ended April 30, 2020. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. While we are gaining additional experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to continue to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

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
•

uncertainty surrounding the COVID-19 pandemic and the restrictions imposed by government authorities to combat the virus, which may impact our international operations and growth prospects differently than our operations and growth prospects in the United States due to differences in, for example, virus transmission rates, the effectiveness of government responses, the quality of the regional health care systems, and the economic resilience of the regions, among other factors; and

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

Our business depends on our ability to satisfy our customers, both with respect to our platform and modules and the professional services that are performed to help our customers use features and functions that address their business needs. Professional services may be performed by our own staff, by a third-party partner or by a combination of the two. Our strategy is to work with partners to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and we expect the number of our partner-led implementations to continue to increase over time. If a customer is not satisfied with the quality of work performed by us or a partner or with a virtual implementation or with the type of professional services or modules delivered, we may incur additional costs in addressing the situation, the profitability of that work might be impaired and the customer’s dissatisfaction with our services or those of our partners could damage our ability to retain that customer or expand the number of modules subscribed to by that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

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

We rely on our reputation and recommendations from key customers in order to promote subscriptions to our platform. The loss of any of our key customers could have a significant impact on our revenues, reputation and our ability to obtain new customers. We may lose customers for a variety of reasons, including the decision of a business customer to commence bankruptcy proceedings, restructure itself, dissolve or otherwise cease operations. We believe the risk of such events has increased with the recent COVID-19 pandemic and further increase as the pandemic continues. In addition, acquisitions of our customers by unrelated third parties could lead to cancellation of our contracts with those customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.

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

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate and could be adversely affected in the near term by the COVID-19 pandemic. Our estimates and forecasts relating to the size and expected growth of our market that we have publicly disclosed may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates.

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

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities, at any of our cloud hosting provider facilities, or where a business partner is located could adversely affect our business, results of operations and financial condition. For example, the rapid spread of COVID-19 globally in early 2020 has resulted in travel restrictions and in some cases, prohibitions of non-essential travel, disruption and shutdown of businesses and greater uncertainty in global financial markets. Prolonged health concerns or political or governmental developments in countries in which we or our customers, partners and service providers operate could result in further economic, social or labor instability, slow our sales process, result in customers not purchasing or renewing our products or failing to make payments, and could otherwise have a material adverse effect on our business and our results of operations and financial condition. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and will include emerging information concerning the re-opening of private businesses, infection rates and the actions taken by governments and private businesses to attempt to contain and cope with COVID-19. Continued contractions in the travel and hospitality industries, along with any effects on supply chain or on other industries in which our customers or partners operate, could materially and adversely impact our business, results of operations and financial condition.

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

In January 2018, we issued $230 million aggregate principal amount of 0.375% convertible senior notes due 2023, which we refer to as the 2023 Notes, and in June 2019, we issued $805 million aggregate principal amount of our 0.125% Convertible Senior Notes due 2025, which we refer to as our 2025 Notes, which we collectively refer to as the Convertible Notes. As of April 30, 2020, we had $614.1 million in total long-term liabilities outstanding, comprised primarily of $571.9 million related to the 2025 Notes. Our indebtedness may:

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

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 9 of notes to our condensed consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of April 30, 2020.

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

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes and could also impact the trading price of the Convertible Notes. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock has ranged from $22.50 to $180.54 through April 30, 2020. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	announcements of technological innovations, pricing changes, new software or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	announcements of our intent to conduct debt or equity financings or repurchases, redemptions, conversions or the like;
•	disruptions in our services due to computer hardware, software or network problems;
•	announcements of customer additions and customer cancellations or delays in customer purchases;
•	recruitment or departure of key personnel;
•	the economy as a whole, market conditions in our industry and the industries of our customers;
•	extraordinary expenses such as litigation or other dispute-related expenses or settlement payments;
•	conversion of the Convertible Notes;
•	the impact of the COVID-19 pandemic, including on the global economy, our results of operations, enterprise software spending and business continuity;
•	the size of our market float; and
•	any other factors discussed in this quarterly report.

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

Coupa Software Incorporated

Date: June 8, 2020	By:	/s/ Robert Bernshteyn
Robert Bernshteyn
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: June 8, 2020	By:	/s/ Todd Ford
Todd Ford
Chief Financial Officer (Principal Financial Officer)