Form 10-Q
period 2020-07-31
Coupa Software Inc
filed 2020-09-08
CIK 1385867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

As of September 3, 2020, the Registrant had 68,848,178 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	July 31,	January 31,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$905,612	$268,045
Marketable securities	436,463	499,160
Accounts receivable, net of allowances	101,120	118,508
Prepaid expenses and other current assets	26,573	31,636
Deferred commissions, current portion	12,639	11,982
Total current assets	1,482,407	929,331
Property and equipment, net	23,598	18,802
Deferred commissions, net of current portion	29,886	30,921
Goodwill	542,232	442,112
Intangible assets, net	156,279	128,660
Operating lease right-of-use assets	31,119	32,026
Other assets	15,423	12,221
Total assets	$2,280,944	$1,594,073
Liabilities, Temporary Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,107	$3,517
Accrued expenses and other current liabilities	72,311	54,245
Deferred revenue, current portion	244,596	257,692
Current portion of convertible senior notes, net (Note 9)	595,007	187,115
Operating lease liabilities, current portion	8,808	8,199
Total current liabilities	922,829	510,768
Convertible senior notes, net (Note 9)	862,523	562,612
Deferred revenue, net of current portion	4,439	4,091
Operating lease liabilities, net of current portion	23,980	25,490
Other liabilities	40,124	28,620
Total liabilities	1,853,895	1,131,581
Commitments and contingencies (Note 10)
Temporary equity (Note 9)	133	16,835
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at July 31, 2020 and January 31, 2020; zero shares issued and outstanding at July 31, 2020 and January 31, 2020	—	—
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at July 31, 2020 and January 31, 2020; 68,778,343 and 64,528,970 shares issued and outstanding at July 31, 2020 and January 31, 2020, respectively	7	7
Additional paid-in capital	822,197	790,468
Accumulated other comprehensive income	8,333	871
Accumulated deficit	(403,621)	(345,689)
Total stockholders’ equity	426,916	445,657
Total liabilities, temporary equity and stockholders’ equity	$2,280,944	$1,594,073

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Revenues:
Subscription	$111,581	$83,482	$217,316	$156,439
Professional services and other	14,340	11,657	27,819	20,044
Total revenues	125,921	95,139	245,135	176,483
Cost of revenues:
Subscription	33,805	22,062	62,807	39,465
Professional services and other	14,634	12,428	28,470	22,354
Total cost of revenues	48,439	34,490	91,277	61,819
Gross profit	77,482	60,649	153,858	114,664
Operating expenses:
Research and development	30,212	23,364	56,931	44,378
Sales and marketing	50,488	39,820	96,627	73,430
General and administrative	28,705	20,269	37,849	37,467
Total operating expenses	109,405	83,453	191,407	155,275
Loss from operations	(31,923)	(22,804)	(37,549)	(40,611)
Interest expense	(20,223)	(8,511)	(32,512)	(11,686)
Interest income and other, net	4,759	1,479	8,087	2,403
Loss before benefit from income taxes	(47,387)	(29,836)	(61,974)	(49,894)
Benefit from income taxes	(4,271)	(9,842)	(4,042)	(9,432)
Net loss	$(43,116)	$(19,994)	$(57,932)	$(40,462)
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.32)	$(0.87)	$(0.66)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	67,597	62,038	66,545	61,422

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Net loss	$(43,116)	$(19,994)	$(57,932)	$(40,462)
Other comprehensive gain (loss) in relation to defined benefit plans, net of tax	(310)	(866)	87	(1,405)
Changes in unrealized gain (loss) on marketable securities, net of tax	(553)	(116)	1,086	(163)
Foreign currency translation adjustments, net of tax	6,289	—	6,289	—
Comprehensive loss	$(37,690)	$(20,976)	$(50,470)	$(42,030)

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Three Months Ended July 31, 2020
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at April 30, 2020	66,827,590	$7	$822,713	$2,907	$(360,505)	$465,122
Issuance of common stock for acquisitions	395,066	—	41,841	—	—	41,841
Exercise of stock options	582,946	—	6,381	—	—	6,381
Stock-based compensation expense	—	—	34,209	—	—	34,209
Vested restricted stock units	360,130	—	—	—	—	—
Equity component of 2026 Notes, net of issuance costs	—	—	501,053	—	—	501,053
Purchase of capped calls in relation to 2026 Notes	—	—	(192,786)	—	—	(192,786)
Settlement of 2023 Notes (Note 9)	612,611	—	(382,245)	—	—	(382,245)
Deferred tax related to convertible senior notes	—	—	(9,588)	—	—	(9,588)
Temporary equity reclassification	—	—	619	—	—	619
Other comprehensive income	—	—	—	5,426	—	5,426
Net loss	—	—	—	—	(43,116)	(43,116)
Balance at July 31, 2020	68,778,343	$7	$822,197	$8,333	$(403,621)	$426,916

	Six Months Ended July 31, 2020
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 31, 2020	64,528,970	$7	$790,468	$871	$(345,689)	$445,657
Issuance of common stock for acquisitions	432,634	—	41,841	—	—	41,841
Issuance of common stock for employee share purchase plan	104,818	—	7,391	—	—	7,391
Exercise of stock options	987,804	—	9,609	—	—	9,609
Stock-based compensation expense	—	—	58,756	—	—	58,756
Vested restricted stock units	658,285	—	—	—	—	—
Equity component of 2026 Notes, net of issuance costs	—	—	501,053	—	—	501,053
Purchase of capped calls in relation to 2026 Notes	—	—	(192,786)	—	—	(192,786)
Settlement of 2023 Notes (Note 9)	2,065,832	—	(384,414)	—	—	(384,414)
Deferred tax related to convertible senior notes	—	—	(9,588)	—	—	(9,588)
Temporary equity reclassification	—	—	(133)	—	—	(133)
Other comprehensive income	—	—	—	7,462	—	7,462
Net loss	—	—	—	—	(57,932)	(57,932)
Balance at July 31, 2020	68,778,343	$7	$822,197	$8,333	$(403,621)	$426,916

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Three Months Ended July 31, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at April 30, 2019	61,640,573	$7	$594,735	$(251)	$(275,325)	$319,166
Equity component of 2025 Notes, net of issuance costs	—	—	246,967	—	—	246,967
Purchase of capped calls in relation to 2025 Notes	—	—	(118,738)	—	—	(118,738)
Exercise of stock options	783,226	—	6,060	—	—	6,060
Stock-based compensation expense	—	—	21,593	—	—	21,593
Vested restricted stock units	303,359	—	—	—	—	—
Other comprehensive loss	—	—	—	(982)	—	(982)
Net loss	—	—	—	—	(19,994)	(19,994)
Balance at July 31, 2019	62,727,158	$7	$750,617	$(1,233)	$(295,319)	$454,072

	Six Months Ended July 31, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance at January 31, 2019	60,455,381	$6	$567,797	$335	$(254,857)	$313,281
Equity component of 2025 Notes, net of issuance costs	—	—	246,967	—	—	246,967
Purchase of capped calls in relation to 2025 Notes	—	—	(118,738)	—	—	(118,738)
Cancellation of common stock issued from acquisitions	(7,784)	—	—	—	—	—
Issuance of common stock for employee share purchase plan	108,758	—	5,396	—	—	5,396
Exercise of stock options	1,639,521	1	10,541	—	—	10,542
Stock-based compensation expense	—	—	38,654	—	—	38,654
Vested restricted stock units	531,282	—	—	—	—	—
Other comprehensive loss	—	—	—	(1,568)	—	(1,568)
Net loss	—	—	—	—	(40,462)	(40,462)
Balance at July 31, 2019	62,727,158	$7	$750,617	$(1,233)	$(295,319)	$454,072

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 31,
	2020	2019
Cash flows from operating activities
Net loss	$(57,932)	$(40,462)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,920	11,330
Accretion of discounts on marketable securities, net	1,099	668
Amortization of deferred commissions	6,437	4,309
Amortization of debt discount and issuance costs	31,357	10,998
Stock-based compensation	58,040	38,113
Gain on conversion of convertible senior notes	(3,202)	—
Repayments of convertible senior notes attributable to debt discount (Note 9)	(26,336)	—
Other	3,300	(95)
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	19,583	20,450
Prepaid expenses and other current assets	7,053	(7,662)
Other assets	901	(770)
Deferred commissions	(6,051)	(9,939)
Accounts payable	(1,741)	(4,473)
Accrued expenses and other liabilities	1,289	(4,061)
Deferred revenue	(17,920)	1,639
Net cash provided by operating activities	38,797	20,045
Cash flows from investing activities
Purchases of marketable securities	(246,586)	(258,991)
Maturities of marketable securities	284,090	44,796
Sales of marketable securities	25,013	199,314
Acquisitions, net of cash acquired	(87,338)	(210,468)
Purchases of property and equipment	(7,028)	(6,173)
Net cash used in investing activities	(31,849)	(231,522)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	1,355,367	786,567
Purchase of capped calls	(192,786)	(118,738)
Repayments of convertible senior notes	(549,278)	—
Proceeds from the exercise of common stock options	9,609	10,909
Proceeds from issuance of common stock for employee stock purchase plan	7,391	5,396
Net cash provided by financing activities	630,303	684,134
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	241	—
Net increase in cash, cash equivalents, and restricted cash	637,492	472,657
Cash, cash equivalents, and restricted cash at beginning of year	268,280	141,319
Cash, cash equivalents, and restricted cash at end of period	$905,772	$613,976
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$905,612	$613,906
Restricted cash included in other assets	160	70
Total cash, cash equivalents, and restricted cash	$905,772	$613,976

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 31,
	2020	2019
Supplemental disclosure of cash flow data
Cash paid for income taxes	$1,677	$883
Cash paid for interest	$533	$543
Supplemental disclosure of non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$324	$348

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

Foreign Currency Translation

The functional currency of the Company's foreign operations is primarily the U.S. dollar, while a few of its subsidiaries use the Euro as their functional currency. In cases where the Company uses a foreign functional currency, the Company translates the foreign functional currency financial statements to U.S. dollars using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity. The effects of foreign currency translation adjustments are recorded in other comprehensive income as a component of stockholders' equity and the related periodic movements are presented in the condensed consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in interest income and other, net, in the condensed consolidated statements of operations for the period.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss consists of net loss, other comprehensive gain (loss) in relation to defined benefits plans, net of tax, changes in unrealized gain (loss) on marketable securities, net of tax, and foreign currency translation adjustments, net of tax. The other comprehensive gain (loss) in relation to defined benefits plans represents net deferred gains and losses and prior service costs and credits for the defined benefit pension plans.

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

The determination of standalone selling price (“SSP”) for each distinct performance obligation requires judgment. The Company determines SSP for performance obligations based on overall pricing objectives, which take into consideration market conditions and entity-specific factors. This includes a review of historical data related to the size of arrangements, the cloud applications being sold, customer demographics and the numbers and types of users within the arrangements. The Company uses a range of amounts to estimate SSP for performance obligations. There is typically more than one SSP for individual products and services due to the stratification of those products and services by considerations such as size and sales regions.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. The Company records a receivable when revenue is recognized prior to invoicing. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition. Subscription and fixed-fee professional services arrangements are commonly billed in advance, recognized as deferred revenue, and then amortized into revenue over time. However, other professional services arrangements, primarily those recognized on a time-and-materials basis, are billed in arrears following services that have been rendered. This may result in revenue recognition greater than invoiced amounts which results in a receivable balance. Receivables represent an unconditional right to payment. As of July 31, 2020 and January 31, 2020, the balance of accounts receivable, net of the allowance for doubtful accounts, was $101.1 million and $118.5 million, respectively. Of these balances, $4.6 million and $6.1 million represent short-term unbilled receivable amounts as of July 31, 2020 and January 31, 2020, respectively. As of July 31, 2020 and January 31, 2020, the Company had long-term unbilled receivables of approximately $267,000 and $350,000, respectively, which were included in Other assets on the condensed consolidated balance sheet.

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

At any point in the contract term, the transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied. These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. As of July 31, 2020, approximately $744.8 million of revenue is expected to be recognized from remaining performance obligations, a majority of which is related to multi-year subscription arrangements. The Company expects to recognize revenue on approximately three-fourths of these remaining performance obligations within the next 24 months and the remainder thereafter. The Company applies the practical expedient to exclude remaining performance obligations that are part of contracts with an original expected duration of one year or less. During the three and six months ended July 31, 2020, the revenue recognized from performance obligations satisfied in prior periods was approximately $3.3 million and $4.9 million, respectively.

Accounts Receivable and Allowances for Doubtful Accounts and Credit Losses

The Company extends credit to its customers in the normal course of business and does not require cash collateral or other security to support the collection of customer receivables. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period and provides a reserve when needed based on an assessment of various factors including the aging of the receivable balance, historical experience, and expectations of forward-looking loss estimates. When developing the expectations of forward-looking loss estimates, the Company takes into consideration forecasts of future economic conditions, information about past events, such as historical trends of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. Accounts receivable are written off when deemed uncollectible. The allowances for doubtful accounts and credit losses were approximately $3.3 million as of July 31, 2020 and not material as of January 31, 2020.

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

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancellable contracts that have not yet been billed. During the three months ended July 31, 2020, the Company recognized revenue of $102.3 million that was included in the deferred revenue balance as of April 30, 2020. During the six months ended July 31, 2020, the Company recognized revenue of $158.8 million that was included in the deferred revenue balance as of January 31, 2020.

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

The Company capitalized commission costs of $4.1 million and $6.2 million, and amortized $3.3 million and $2.3 million to sales and marketing expense in the accompanying condensed consolidated statements of operations during the three months ended July 31, 2020 and 2019, respectively. The Company capitalized commission costs of $6.1 million and $9.9 million and amortized $6.5 million and $4.3 million to sales and marketing expense in the accompanying condensed consolidated statements of operations during the six months ended July 31, 2020 and 2019, respectively.

Leases

Leases arise from contracts which convey the right to control the use of identified property or equipment for a period of time in exchange for consideration. The Company’s leasing arrangements are primarily for office space used to conduct operations.

Leases are classified at commencement as either operating or finance leases. As of July 31, 2020, all of the Company’s leases are classified as operating leases. Rent expense for operating leases is recognized using the straight-line method over the term of the agreement beginning on the lease commencement date.

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

As of July 31, 2020, the Company was not a lessor in leasing arrangements or a party to a material sublease arrangement.

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

New Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-14, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this guidance remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. This guidance is effective for annual reporting periods ending after December 15, 2020, with early adoption permitted, and is required to be adopted retrospectively. The Company is currently evaluating the timing and method of adoption and the related impact of ASU No. 2018-14 on its financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for it. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. The ASU allows entities to use a modified or full retrospective transition method. Under the modified approach, entities will apply the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. Under the full retrospective method, entities will apply it to all outstanding financial instruments for each prior reporting period presented. The Company is currently evaluating the timing and method of adoption and the related impact of the new guidance on the earnings per share attributable to common stockholders and on its financial statements.

Note 3. Marketable Securities

The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	July 31, 2020
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$340,663	$1,020	$(4)	$341,679
Corporate notes and bonds	75,057	660	—	75,717
U.S. agency obligations	11,002	11	(2)	11,011
Asset backed securities	5,009	14	—	5,023
Certificates of deposit	3,033	—	—	3,033
Total marketable securities	$434,764	$1,705	$(6)	$436,463

	January 31, 2020
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$306,871	$324	$—	$307,195
Corporate notes and bonds	155,751	272	—	156,023
Commercial paper	15,977	—	—	15,977
Asset backed securities	15,501	17	—	15,518
Certificates of deposit	4,447	—	—	4,447
Total marketable securities	$498,547	$613	$—	$499,160

As of July 31, 2020, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$376,686
Due in one year through five years	59,777
Total	$436,463

The Company's marketable securities consist primarily of U.S. Treasury securities and high credit quality corporate notes and bonds. As the Company views its marketable securities as available to support its current operations, it has classified all available for sale securities as short-term.

The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of July 31, 2020, the unrealized losses and the related risk of expected credit losses was insignificant.

Note 4. Business Combinations

Bellin Treasury International GmbH

On June 9, 2020, the Company acquired all of the equity interest in Bellin Treasury International GmbH, (“Bellin”), a cloud-based treasury management software platform that improves visibility and control over cash, and optimizes treasury processes. The purchase consideration was approximately $121.7 million, comprised of $79.9 million in cash (of which $8.0 million is being held in escrow for eighteen months after the transaction closing date) and 186,300 shares of the Company’s common stock with a fair value of approximately $41.8 million as of the transaction close date. In addition, the Company issued 208,766 shares of unvested common stock with an approximate fair value of $46.9 million to one of the selling shareholders. These shares are subject to service-based vesting conditions including continued employment with the Company, and all these shares were unvested as of July 31, 2020. The value assigned to the unvested common stock will be recorded as post-acquisition compensation expense as the shares vest and has been excluded from the purchase consideration.

The acquisition was accounted for as a business combination and, accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. The major classes of assets and liabilities to which the Company has allocated the total fair value of purchase consideration were as follows (in thousands):

June 9, 2020
Cash and cash equivalents	$4,783
Accounts receivable	5,345
Intangible assets	42,745
Other assets	5,203
Goodwill	85,977
Accounts payable and other current liabilities	(3,721)
Deferred revenue	(4,230)
Deferred tax liability, net	(11,610)
Other non-current liabilities	(2,769)
Total consideration	$121,723

The purchase price allocation is preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the net assets acquired and goodwill within the twelve months measurement period, if necessary. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Bellin and is not deductible for income tax purposes. The Company determined the fair values of intangible assets acquired and liabilities assumed with the assistance of third-party valuation consultants. Based on this valuation, the intangible assets acquired were (in thousands):

	Fair Value	Useful life (in Years)
Developed technology	$27,800	5
Customer relationships	14,700	5
Trademarks	245	0.5
Total intangible assets	$42,745

The Company incurred costs related to this acquisition of approximately $1.2 million for the six months ended July 31, 2020. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date and are not material to the Company’s condensed consolidated financial results. Pro forma results of operations for this acquisition have not been presented as the financial impact on the Company’s condensed consolidated financial statements would be immaterial.

ConnXus, Inc.

On May 1, 2020, the Company acquired all of the equity interest in ConnXus, Inc., (“ConnXus”), a cloud-based supply relationship management platform that enables enterprises, health systems and government agencies to monitor all aspects of their supplier diversity compliance programs. The purchase consideration was approximately $10.0 million in cash of which approximately $1.4 million is being held back by the Company for fifteen months after the transaction closing date.

The acquisition was accounted for as a business combination and, accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. The major classes of assets and liabilities to which the Company has allocated the total fair value of purchase consideration were as follows (in thousands):

May 1, 2020
Intangible assets	$1,900
Other assets	630
Goodwill	8,526
Accounts payable and other liabilities	(1,056)
Total consideration	$10,000

The purchase price allocation is preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the net assets acquired and goodwill within the twelve months measurement period, if necessary. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of ConnXus and is not deductible for income tax purposes. The Company determined the fair values of intangible assets acquired and liabilities assumed. Based on this valuation, the intangible assets acquired was (in thousands):

	Fair Value	Useful life (in Years)
Developed technology	$1,900	4
Total intangible assets	$1,900

The Company incurred costs related to this acquisition of approximately $300,000 and $400,000 for the three and six months ended July 31, 2020, respectively. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

The acquisition was accounted for as a business combination and, accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. The contingent cash consideration was classified as a liability and included in other liabilities on the Company’s condensed consolidated balance sheet, subject to measurement on a recurring basis at fair value. The valuation of the contingent consideration was determined based on the probable achievement of Yapta’s revenues target within a specified time period from the transaction date. As of the acquisition date and January 31, 2020, the fair value of the contingent consideration payable was determined to be $12.5 million. During the first three and six months of fiscal 2021, Yapta did not achieve the initially forecasted revenues, largely caused by the reduced business travel activity arising from the pandemic related to the novel strain of coronavirus (“COVID-19”). As of April 30, 2020 and July 31, 2020, the Company estimated that Yapta will not be able to achieve the revenues target during the measurement period of twelve months starting from the transaction closing date. As a result, the fair value of the contingent consideration was determined to be zero at April 30, 2020, and the Company reversed the $12.5 million of contingent liabilities with an offset to general and administrative expenses in the condensed consolidated statements of operations in the first quarter of fiscal 2021. As of July 31, 2020, the Company determined that the fair value of the contingent consideration remained at zero. The Company will continue to track Yapta’s revenues and evaluate the fair value of the contingent consideration during the remaining revenues target measurement period.

The major classes of assets and liabilities to which the Company has allocated the total fair value of purchase consideration of $111.2 million were as follows (in thousands):

December 13, 2019
Cash and cash equivalents	$333
Accounts receivable	3,758
Intangible assets	39,710
Other assets	1,482
Goodwill	70,786
Deferred tax liability, net	(2,498)
Accounts payable and other liabilities	(2,387)
Total consideration	$111,184

The purchase price allocation is preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the net assets acquired and goodwill within the twelve months measurement period, if necessary. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Yapta and is not deductible for income tax purposes. The Company determined the fair values of intangible assets acquired and liabilities assumed with the assistance of third-party valuation consultants. Based on this valuation, the intangible assets acquired were (in thousands):

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

Note 5. Fair Value Measurements

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at July 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:(1)
Money market funds	$783,087	$—	$—	$783,087
Marketable securities:
U.S. treasury securities	—	341,679	—	341,679
Corporate notes and bonds	—	75,717	—	75,717
U.S. agency obligations	—	11,011	—	11,011
Asset backed securities	—	5,023	—	5,023
Certificate of deposit	—	3,033	—	3,033
Derivative assets:(2)
Foreign currency forward contracts not designated as hedges	—	15	—	15
Total assets	$783,087	$436,478	$—	$1,219,565
Derivative liabilities:(2)
Foreign currency forward contracts not designated as hedges	$—	$56	$—	$56
Total liabilities	$—	$56	$—	$56

(1)	Included in cash and cash equivalents.

(2)

The derivative assets and derivative liabilities are related to foreign currency forward contracts at a notional amount of $3.8 million, which were assumed from the Bellin acquisition completed in June 2020. The derivative assets were included in prepaid expenses and other current assets, and the derivative liabilities were included in the accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets at July 31, 2020. The foreign currency forward contracts were accounted for as an economic hedge and as a result the changes in the fair value of the derivative assets and liabilities were recognized in the Company’s condensed consolidated statements of operations. The changes in the fair value during the quarter ended July 31, 2020 were not material.

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

The contingent consideration payable of $12.5 million as of January 31, 2020 represents the estimated fair value of the additional variable cash consideration payable in connection with the acquisition of Yapta that is contingent upon the achievement of Yapta’s revenues target during the twelve months from the transaction closing day. During the six months ended July 31, 2021, the contingent consideration payable of $12.5 million was reversed as a result of a reassessment of the fair value. Refer to Note 4, “Business Combinations”, for further details on the contingent consideration.

The Company has $1,380.0 million in aggregate principal amount of 0.375% convertible senior notes due in 2026 (the “2026 Notes”), $805.0 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (the “2025 Notes”) and $16.0 million in aggregate principal amount of 0.375% convertible senior notes due in 2023 (the “2023 Notes” and together with the 2025 Notes and 2026 Notes, the “Convertible Notes”), outstanding as of July 31, 2020. Refer to Note 9, “Convertible Senior Notes” for further details on the Convertible Notes.

The Company carries the Convertible Notes at par value less the portion allocated to equity and the related unamortized discount and issuance costs on its condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value of the 2026 Notes, 2025 Notes and 2023 Notes, based on a market approach as of July 31, 2020 was approximately $1,705.7 million, $1,579.9 million and $108.8 million, respectively, which represents a Level 2 valuation. The estimated fair value of the 2025 Notes and 2023 Notes, based on a market approach as of January 31, 2020 was approximately $1,015.3 million and $858.3 million, respectively, which represents a Level 2 valuation. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last trade completed prior to the end of the period.

Note 6. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	July 31,	January 31,
	2020	2020
Furniture and equipment	$9,628	$6,767
Software development costs	38,780	33,326
Leasehold improvements	1,994	1,880
Construction in progress	742	45
Total property and equipment	51,144	42,018
Less: accumulated depreciation and amortization	(27,546)	(23,216)
Property and equipment, net	$23,598	$18,802

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $772,000 and $406,000 for the three months ended July 31, 2020 and 2019, respectively, and $1.3 million and $745,000 for the six months ended July 31, 2020 and 2019, respectively.

Amortization expense related to software development costs was approximately $1.6 million and $696,000 for the three months ended July 31, 2020 and 2019, respectively, and $3.0 million and $1.4 million for the six months ended July 31, 2020 and 2019, respectively.

Note 7. Goodwill and Other Intangible Assets

Goodwill

The following tables represent the changes in goodwill (in thousands):

Balance at January 31, 2020	$442,112
Additions from acquisitions	94,503
Foreign currency translation adjustments	4,551
Other adjustments	1,066
Balance at July 31, 2020	$542,232

Other Intangible Assets

The following table summarizes the other intangible assets balances (in thousands):

	As of
	July 31, 2020				January 31, 2020
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.8	$156,307	$(41,430)	$114,877	$125,135	$(26,840)	$98,295
Customer relationships	4.1	53,772	(12,370)	41,402	38,294	(8,061)	30,233
Trademarks	—	1,213	(1,213)	—	955	(823)	132
Total other intangible assets		$211,292	$(55,013)	$156,279	$164,384	$(35,724)	$128,660

Amortization expense related to other intangible assets was approximately $10.4 million and $6.4 million for the three months ended July 31, 2020 and 2019, respectively, and $19.3 million and $9.6 million for the six months ended July 31, 2020 and 2019, respectively.

As of July 31, 2020, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2021 (remaining six months)	$22,191
2022	43,958
2023	39,405
2024	33,288
2025	14,239
Thereafter	3,198
Total	$156,279

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

Preferred Stock

As of July 31, 2020, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.

2016 Equity Incentive Plan

The 2016 Equity Incentive Plan (the “2016 Plan”) was approved by the Company’s stockholders in September 2016. The 2016 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and performance cash awards. Awards could be granted under the 2016 Plan beginning on the effective date of the registration statement relating to the Company’s initial public offering, October 5, 2016. The 2016 Plan replaced the Company’s 2006 Stock Plan; however, awards outstanding under the 2006 Stock Plan will continue to be governed by their existing terms.

As of July 31, 2020, the Company had 9,963,693 shares of its common stock available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will automatically increase on the first day of each fiscal year during the term of the 2016 Plan by a number of shares equal to 5% of its outstanding shares of common stock on the last day of the prior fiscal year. The number and class of shares reserved under the Company’s 2016 Plan will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the six months ended July 31, 2020 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at January 31, 2020	4,233,435	$17.28	6.36	$609,061
Option grants	—	$—	—	—
Options exercised	(987,804)	$9.73	—	—
Options forfeited	(4,011)	$12.52	—	—
Balance at July 31, 2020	3,241,620	$19.59	6.01	$929,896
Exercisable at July 31, 2020	2,800,158	$14.74	5.79	$816,847

(1)	The above table includes 878,869 stock options with market and service based conditions.

The options exercisable as of July 31, 2020 include options that can be exercised prior to vesting. The aggregate intrinsic value of options vested and exercisable as of July 31, 2020 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of July 31, 2020. The aggregate intrinsic value of exercised options was $195.5 million and $166.6 million for the six months ended July 31, 2020 and 2019, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

No options were granted during the six months ended July 31, 2020. For the six months ended July 31, 2019, the weighted-average grant date fair value of options granted was $41.81 per share. The total grant date fair value of options vested was $3.8 million and $2.3 million for the three months ended July 31, 2020 and 2019, respectively, and approximately $5.3 million and $4.3 million for the six months ended July 31, 2020 and 2019, respectively.

Restricted Stock Units (“RSUs”)

The following table summarizes the activity related to the Company’s RSUs during the six months ended July 31, 2020:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Awarded and unvested at January 31, 2020	2,830,782	$70.90
Awards granted	1,061,255	$157.53
Awards vested	(658,285)	$64.09
Awards forfeited	(106,752)	$87.37
Awarded and unvested at July 31, 2020	3,127,000	$101.17

(1)	The above table includes 100,178 restricted share units with market and service based conditions.

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

As of July 31, 2020, all market-based milestones of the 2016 CEO Grant were achieved, resulting in 521,454 shares being vested and exercisable. As of July 31, 2020, all market-based milestones of the 2018 CEO Grant were achieved, resulting in 195,266 shares being vested and exercisable. As of July 31, 2020, the three-year performance period related to 2020 PSU Grant had not been completed, resulting in no shares being vested and exercisable. Stock-based compensation expense recognized for market-based awards was approximately $2.6 million and $420,000 for the three months ended July 31, 2020 and 2019, respectively, and $3.6 million and $830,000 for the six months ended July 31, 2020 and 2019, respectively.

2016 Employee Stock Purchase Plan

The Board of Directors adopted the 2016 Employee Stock Purchase Plan (the “ESPP”) in September 2016 and it has been approved by the Company’s stockholders. The ESPP allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code.

As of July 31, 2020, the Company had 1,860,302 shares of its common stock available for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year during the term of the ESPP by a number of shares equal to the least of (i) 1% of its outstanding shares of common stock on the last day of the prior fiscal year, (ii) 1,250,000 shares or (iii) a lesser number of shares determined by the Board of Directors. The number and class of shares reserved under the ESPP will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

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

As of July 31, 2020, 1,267,131 shares of common stock were purchased under the 2016 ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2016 ESPP. As of July 31, 2020, total unrecognized compensation cost related to the 2016 ESPP was $7.4 million which will be amortized over a weighted-average period of approximately 1.4 years.

Stock-based Compensation

The Company’s total stock-based compensation expense as of the dates indicated was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Cost of revenue:
Subscription	$2,647	$1,771	$4,805	$3,159
Professional services and other	2,952	2,023	5,364	3,468
Research and development	7,316	5,075	13,440	9,123
Sales and marketing	9,255	6,060	16,768	10,899
General and administrative	11,673	6,339	17,663	11,464
Total	$33,843	$21,268	$58,040	$38,113

Stock-based compensation capitalized in capitalized software development costs was approximately $2.8 million and $2.1 million at July 31, 2020 and January 31, 2020, respectively.

As of July 31, 2020, there was approximately $7.2 million of total unrecognized compensation cost related to unvested stock options granted to employees under the Company’s 2006 Stock Plan and 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.0 years.

As of July 31, 2020, there was approximately $296.6 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.6 years.

The fair values of the Company’s stock options granted during the six months ended July 31, 2020 and 2019 were estimated using the following assumptions:

	Six Months Ended
	July 31,
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

Note 9. Convertible Senior Notes

2026 Notes

In June 2020, the Company issued $1,380.0 million aggregate principal amount of its 0.375% Convertible Senior Notes due 2026 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2026 Notes are subject to the terms and conditions of an Indenture (the “Indenture”) between the Company and Wilmington Trust, National Association, as trustee.

The net proceeds from the issuance of the 2026 Notes were $1,162.3 million, net of debt issuance costs, including the underwriting discount and the cash used to purchase the capped call discussed below.

The 2026 Notes are senior, unsecured obligations of the Company, and interest is payable semi-annually in cash at a rate of 0.375% per annum on June 15 and December 15 of each year, beginning on December 15, 2020. The 2026 Notes will mature on June 15, 2026 unless redeemed, repurchased or converted prior to such date. Prior to the close of business on the business day immediately preceding March 15, 2026, the 2026 Notes are convertible at the option of holders during certain periods, upon satisfaction of certain conditions as described below. On or after March 15, 2026, the 2026 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2026 Notes have an initial conversion rate of 3.3732 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $296.45 per share of common stock). The conversion rate is subject to customary adjustments for certain events as described in the Indenture. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of common stock, at its election. It is the Company’s current intent to settle conversions of the 2026 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.

Holders may convert their 2026 Notes, at their option, prior to the close of business on the business day immediately preceding March 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances:

•

during any fiscal quarter commencing after the fiscal quarter ending on October 31, 2020 (and only during such fiscal quarter), if the last reported sale price of its common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate for the 2026 Notes on each such trading day;

•	after the Company’s issuance of a notice of redemption and prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•	upon the occurrence of specified corporate events, as defined in the Indenture.

If the Company undergoes a fundamental change, as described in the Indenture, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their 2026 Notes. The fundamental change repurchase price is equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date. If holders elect to convert their 2026 Notes in connection with a make-whole fundamental change or during a redemption period, as described in the Indenture, the Company will, to the extent provided in the Indenture, increase the conversion rate applicable to the 2026 Notes.

The 2026 Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of its indebtedness that is expressly subordinated in right of payment to the 2026 Notes, and equal in right of payment to any of its indebtedness that is not so subordinated, including the 2023 Notes and the 2025 Notes. The 2026 Notes are effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) and any preferred equity of its current or future subsidiaries.

The Indenture contains customary events of default with respect to the 2026 Notes and provides that upon certain events of default occurring and continuing, the Trustee may, and at the request of holders of at least 25% in principal amount of the 2026 Notes the Trustee is required to, declare all principal and accrued and unpaid interest, if any, of the 2026 Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company, all of the principal of and accrued and unpaid interest on the 2026 Notes will automatically become due and payable.

In accounting for the issuance of the 2026 Notes, the Company separated the 2026 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature using a discounted cash flow model with a discount rate determined using observable yields for stand-alone debt instruments with a comparable credit rating and term. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2026 Notes as a whole. The difference between the principal amount of the 2026 Notes and the liability component, equal to $510.3 million (the “debt discount”), is amortized to interest expense using the effective interest method over the term of the 2026 Notes. The equity component of the 2026 Notes will not be remeasured as long as it continues to meet the conditions for equity classification.

The Company incurred $24.9 million of transaction costs related to the issuance of the 2026 Notes. The Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 2026 Notes. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the 2026 Notes using the effective interest method, and issuance costs attributable to the equity component are included along with the equity component in stockholders' equity.

2025 Notes

In June 2019, the Company issued 2025 Notes in aggregate principal amount of $805.0 million in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the 2025 Notes were $667.4 million, net of debt issuance costs, including the underwriting discount and the cash used to purchase the capped call, discussed below. The 2025 Notes have an initial conversion rate of 6.2658 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $159.60 per share of common stock). The interest rate is fixed at 0.125% per annum for the 2025 Notes and is payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2019. The accounting for 2025 Notes was substantially consistent with the accounting for 2026 Notes as disclosed above. Refer to the Company’s consolidated financial statements for the year ended January 31, 2020 for details of the issuance and accounting of 2025 Notes.

For more than twenty trading days during the thirty consecutive trading days ended July 31, 2020, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the 2025 Notes. As a result, the 2025 Notes became convertible at the option of the holders commencing on August 1, 2020 and were reclassified as current liabilities on the condensed consolidated balance sheet as of July 31, 2020. The conversion condition for the 2025 Notes was initially met during the three months ended July 31, 2020, and the Company has not received any conversion requests with respect to the 2025 Notes up to the date of filing.

2023 Notes

In January 2018, the Company issued 2023 Notes in aggregate principal amount of $230.0 million in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the 2023 Notes were $200.4 million, net of debt issuance costs, including the underwriting discount and the cash used to purchase the capped call, discussed below. The 2023 Notes have an initial conversion rate of 22.4685 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $44.5068 per share of common stock). The interest rate is fixed at 0.375% per annum for the 2023 Notes and is payable semi-annually in arrears on July 15 and January 15 of each year, which commenced on July 15, 2018. Refer to the Company’s consolidated financial statements for the year ended January 31, 2019 for details of the issuance of 2023 Notes. The accounting for 2023 Notes was substantially consistent with the accounting for 2026 Notes as disclosed above. Refer to the Company’s consolidated financial statements for the year ended January 31, 2019 for details of the issuance and accounting of 2023 Notes.

The conversion condition for the 2023 Notes was initially met during the three months ended April 30, 2019, and has been met for each subsequent fiscal quarter. As a result, the 2023 Notes were convertible at the option of the holders and remained classified as current liabilities on the condensed consolidated balance sheet as of July 31, 2020. For the six months ended July 31, 2020, the Company settled conversion requests on the principal amount of the 2023 Notes totaling approximately $125.0 million by paying cash for the principal amount of $125.0 million and issuing approximately 2.1 million shares of the Company’s common stock, bearing a fair value of approximately $373.2 million. In addition, during the quarter-ended July 31, 2020, using proceeds from the 2026 Notes issuance, the Company cancelled approximately $89.0 million principal amount of the 2023 Notes by paying cash of approximately $450.6 million. For the six months ended July 31, 2020, the Company recognized a gain of approximately $3.2 million on conversion and cancellation of the 2023 Notes representing the net carrying amount in excess of the fair value of the liability component of the converted and cancelled notes on the respective settlement dates. The amount is included in interest income and other, net in the Company’s condensed consolidated statement of operations.

As of July 31, 2020, approximately $16.0 million principal amount of 2023 Notes remained outstanding, out of which approximately $0.8 million principal amount were requested for conversion. In relation to the $0.8 million principal amount of requested conversion, the Company reclassified a portion of the equity of approximately $133,000, representing the difference between the principal and net carrying amount of the notes requested for conversion, into temporary equity, as these requests will be settled during the subsequent quarter. In addition, from August 1, 2020 to the date of this filing, the Company has received additional conversion requests for $5.0 million principal amount, which are expected to be settled during the quarter ending October 31, 2020.

The 2026 Notes, 2025 Notes and 2023 Notes consisted of the following (in thousands):

	As of			As of
	July 31, 2020			January 31, 2020
	2026 Notes	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Liability:
Principal	$1,380,000	$805,000	$15,977	$805,000	$230,000
Unamortized debt discount and issuance costs (1)	(517,477)	(223,449)	(2,521)	(242,388)	(42,885)
Net carrying amount	$862,523	$581,551	$13,456	$562,612	$187,115
Carrying amount of the equity component (2)	$501,053	$246,967	$4,199	$246,967	$60,470

(1)

Included in the condensed consolidated balance sheets within Convertible senior notes, net and amortized over the remaining lives of the convertible senior notes. The 2026 Notes are classified as long-term liabilities, and the 2025 Notes and 2023 Notes are classified as current liabilities.

(2)	Included in the condensed consolidated balance sheets within additional paid-in capital and temporary equity.

The effective interest rates of the liability component of the 2026 Notes, 2025 Notes and 2023 Notes, excluding each tranche of notes’ conversions options, is 8.83%, 7.05% and 7.66%, respectively. As of July 31, 2020, the if-converted value of the 2026 Notes exceeded the principal amount by $46.6 million. As of July 31, 2020 and January 31, 2020, the if-converted value of the 2025 Notes exceeded the principal amount by $740.7 million and $7.8 million, respectively. As of July 31, 2020 and January 31, 2020, the if-converted value of the 2023 Notes exceeded the principal amount by $94.0 million and $602.8 million, respectively.

During the three months ended July 31, 2020 and 2019, the Company recognized $19.4 million and $8.0 million, respectively, of interest expense related to the amortization of debt discount and issuance costs, and $900,000 and $400,000, respectively, of coupon interest expense. During the six months ended July 31, 2020 and 2019, the Company recognized $31.3 million and $11.0 million, respectively, of interest expense related to the amortization of debt discount and issuance costs, and $1.3 million and $600,000, respectively, of coupon interest expense.

As of July 31, 2020, the remaining life of the 2026 Notes, 2025 Notes and 2023 Notes is approximately 6.0 years, 5.0 years and 2.5 years, respectively.

Capped Calls

In conjunction with the issuance of the 2026 Notes, 2025 Notes and 2023 Notes, the Company entered into capped call transactions (the “Capped Calls”) on the Company’s stock with certain counterparties at a price of $192.8 million, $118.7 million and $23.3 million, respectively.

The Capped Calls exercise price is equal to the initial conversion price of each of the Convertible Notes, and the cap price is $503.42 per share for 2026 Notes, $295.55 per share for 2025 Notes and $63.821 per share for 2023 Notes, each subject to certain adjustments under the terms of the Capped Call transactions. If any tranche of convertible notes’ conversion option is exercised, the corresponding convertible note capped call will become exercisable on the same date. As of the date of filing, the Company has not exercised the Capped Calls in relation to the conversion of 2023 Notes.

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

Note 10. Commitments and Contingencies

Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates through February 2030. For the three months ended July 31, 2020 and 2019, lease costs in relation to long-term leases were approximately $2.7 million and $2.0 million, respectively, and $5.3 million and $3.8 million for the six months ended July 31, 2020 and 2019, respectively. For the three months ended July 31, 2020 and 2019, short-term leases costs were approximately $200,000 and $400,000, respectively, and $500,000 and $800,000 for the six months ended July 31, 2020 and 2019, respectively. Variable lease costs were immaterial for the three and six months ended July 31, 2020 and 2019. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments or the lease right-of-use asset/lease liability.

For the three months ended July 31, 2020 and 2019, cash paid for operating lease liabilities was approximately $2.6 million and $2.1 million, respectively, and $5.3 million and $3.8 million for the six months ended July 31, 2020 and 2019, respectively. For the three months ended July 31, 2020 and 2019, right-of-use assets obtained in exchange of lease obligations was approximately $2.9 million and $1.8 million, respectively, and $3.0 million and $2.0 million for the six months ended July 31, 2020 and 2019, respectively. As of July 31, 2020, the weighted-average remaining lease term was 3.9 years, and the weighted-average discount rate was 6.3%.

Additionally, the Company has current contractual purchase obligations for hosting services and web development services that support business operations. As of July 31, 2020, the remaining maturities of operating lease liabilities and future purchase obligations are as follows (in thousands):

Year Ending January 31,	Operating Lease Obligations	Future Purchase Obligations
2021 (remaining six months)	$5,446	$695
2022	10,004	14,327
2023	8,930	15,000
2024	7,924	1,250
2025	3,084	—
Thereafter	1,424	—
Total payments	36,812	$31,272
Less imputed interest	(4,024)
Total	$32,788

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

The Company includes service level commitments to its customers, typically regarding certain levels of uptime reliability and performance and if the Company fails to meet those levels, customers can receive credits and, in some cases, terminate their relationship with the Company. To date, the Company has not incurred any material costs as a result of such commitments.

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

The Company recorded tax benefits of approximately $4.3 million and $9.8 million for the three months ended July 31, 2020 and 2019, respectively. The Company recorded a tax benefit of approximately $4.0 million for the six months ended July 31, 2020, representing an effective tax rate of 6.52%, which was primarily attributable to excess tax benefits related to stock-based compensation, offset by income taxes related to foreign and state jurisdictions in which the Company conducts business. The Company recorded a tax benefit of approximately $9.4 million for the six months ended July 31, 2019 representing an effective tax rate of 18.9%, which was primarily attributable to the release of a valuation allowance due to the Company’s acquisition of Exari Group, Inc.

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

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act). The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company does not expect there to be a significant tax impact on its condensed consolidated financial statements at this time and will continue to assess the implications of the CARES Act and its continuing developments and interpretations.

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

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(43,116)	$(19,994)	$(57,932)	$(40,462)
Denominator:
Weighted-average common shares outstanding	67,597	62,038	66,545	61,422
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.32)	$(0.87)	$(0.66)

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

	As of July 31,
	2020	2019
Options to purchase common stock	3,241,620	5,310,758
RSUs	3,127,000	3,385,695
Unvested common shares subject to repurchase	208,766	129,408
Shares committed under the ESPP	87,433	87,289
Contingent stock consideration for DCR acquisition	377,138	377,138
Holdback shares for Aquiire acquisition	—	37,570
Total	7,041,957	9,327,858

Additionally, approximately 4.7 million, 5.0 million and 0.4 million shares underlying the conversion option in the 2026 Notes, 2025 Notes and 2023 Notes, respectively, are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. These numbers of shares are subject to adjustment up to approximately 6.2 million, 6.8 million and 0.5 million shares for the 2026 Notes, 2025 Notes and 2023 Notes, respectively, if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the three months ended July 31, 2020, the average market price of the Company’s common stock exceeded the conversion price of the 2023 Notes and 2025 Notes of $44.51 per share and $159.60 per share, respectively, and did not exceed the conversion price of the 2026 Notes of $296.45 per share.

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

Note 14. Significant Customers and Geographic Information

No customer balance comprised 10% or more of total accounts receivable at July 31, 2020 or January 31, 2020.

During the three and six months ended July 31, 2020 and July 31, 2019, revenues by geographic area, based on billing addresses of the customers, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
United States	$78,658	$59,605	$157,374	$110,385
Foreign countries	47,263	35,534	87,761	66,098
Total revenues	$125,921	$95,139	$245,135	$176,483

No single foreign country represented more than 10% of the Company’s revenues in any period. Additionally, no single customer represented more than 10% of the Company’s revenues in any period.

Note 15. Related Parties

Morgan Stanley, together with its affiliates, held more than 10% of the Company’s voting common stock. Morgan Stanley was a counterparty to certain capped call transactions with the Company, was an initial purchaser in the offering of the 2025 Notes and the 2023 Notes, and is also a customer of the Company. In June 2019 and January 2018, the Company paid approximately $29.7 million and $7.0 million to Morgan Stanley in the connection with its purchase of capped calls relating to the 2025 Notes and 2023 Notes, respectively. Morgan Stanley also earned fees of $8.0 million and $2.8 million for acting as an initial purchaser of the 2025 Notes and 2023 Notes, respectively. As of July 31, 2020 and 2019, the Company had a receivables balance from this customer of approximately $130,000 and zero, respectively. For the three and six months ended July 31, 2020 and 2019, the Company’s revenue recognized from this customer were not material.

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

Our platform provides greater visibility into and control over how companies spend money. Using our platform, businesses are able to achieve real, measurable value and savings that drive their profitability; we call this “Value as a Service.” We refer to the process companies use to purchase goods and services as business spend management and to the money that they manage with this process as spend under management. We offer a comprehensive, cloud-based BSM platform that is tightly integrated and delivers a broad range of capabilities that would otherwise require the purchase and use of multiple disparate point applications. The core of our platform consists of procurement, invoicing and expense management modules that form our transactional engine and capture a company’s spend. In addition, our platform offers supporting modules to help companies further manage their spend, including strategic sourcing, spend analysis, contract management, supplier management, contingent workforce, inventory management, Coupa Pay module, and our new offering of treasury management. We also offer a purchasing program, Coupa Advantage, that leverages the collective buying power of Coupa customers, and we provide benchmarking and insights to customers on our BSM platform through a solution we refer to as Community Intelligence. Moreover, through our Coupa Open Business Network, suppliers of all sizes can easily interact with buyers electronically, thus significantly reducing paper, improving operating efficiencies and reducing costs.

We offer access to our platform under a Software-as-a-Service (“SaaS”) business model. At the time of initial deployment, our customers often make a set of common functions available to the majority of their licensed employees, as well as incremental modules for select employees and procurement specialists, whom we refer to as power users. Therefore, we are typically able to capture a majority of the expected annual recurring revenue opportunity at the inception of our customer relationships, rather than targeting specific power users at the outset of the customer relationship with the intention of expanding and capturing more annual recurring revenue at later stages of the customer relationship. Customers can rapidly implement our platform, with implementation periods typically ranging from a few weeks to several months. Customers also benefit from software updates that typically require little downtime.

We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the three and six months ended July 31, 2020 and 2019, respectively.

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

We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and modules to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa, Latin America and Asia-Pacific, including Japan. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 36% and 37% of our total revenues for the six months ended July 31, 2020 and 2019, respectively. We believe there is opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.

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

In late 2019, a novel strain of the coronavirus disease (“COVID-19”) was identified in China, and in March 2020, the World Health Organization characterized the COVID-19 outbreak as a pandemic. The COVID-19 pandemic has resulted in authorities implementing numerous measures to try to contain and mitigate the virus, including travel bans and restrictions, business shut-downs and limitations, quarantines, and shelter-in-place and social distancing orders.

The extent to which the COVID-19 pandemic may impact our financial condition or results of operations in future periods remains uncertain. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods, if at all. We may experience decreased customer demand, reduced customer spend, customer bankruptcies and other non-payment situations, shorter contract duration, longer sales cycles and extended payment terms, any of which could materially adversely impact our business, results of operations and overall financial performance in future periods. The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend in part on future developments and conditions, including the duration and spread of the outbreak; government responses to the pandemic; the impact on our customers and our sales cycles; extent of delays in hiring and onboarding new employees; and effect on our partners, vendors and supply chains, all of which are uncertain and difficult to predict. Additionally, due to concerns over the COVID-19 pandemic, we have postponed our in-person, annual Inspire conferences and other in-person marketing events. In the first quarter of fiscal 2021, we closed our offices globally and required our employees to work remotely. These changes remained in effect throughout the second quarter of fiscal 2021 and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented to date have not materially impaired and are not expected to materially impair our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See the section “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Business Update

In May 2020, we acquired all of the equity interest in ConnXus, Inc., (“ConnXus”), a cloud-based supply relationship management platform that enables enterprises, health systems and government agencies to monitor their supplier diversity compliance programs. The purchase consideration was approximately $10.0 million in cash, of which approximately $1.4 million is being held back by the Company for fifteen months after the transaction closing date.

In June 2020, we acquired all of the equity interest in Bellin Treasury International GmbH, (“Bellin”), a cloud-based treasury management software platform that improves visibility and control over cash, and optimizes treasury processes. The purchase consideration was approximately $121.7 million, comprised of $79.9 million in cash (of which $8.0 million is being held in escrow for eighteen months after the transaction closing date) and 186,300 shares of the Company’s common stock with fair value of approximately $41.8 million as of the transaction close date. In addition, we issued 208,766 shares of unvested common stock with an approximate fair value of $46.9 million to one of the selling shareholders. This stock is subject to service-based vesting conditions including continued employment, and all of these shares were unvested as of July 31, 2020. The value assigned to the unvested common stock will be recorded as post-acquisition compensation expense as the shares vest, and has been excluded from the purchase consideration.

In June 2020, we issued $1,380.0 million aggregate principal amount of our 0.375% Convertible Senior Notes due 2026. In conjunction with the issuance of the notes, we purchased capped calls at a total price of $192.8 million. The net proceeds from the issuance of the 2026 Notes were $1,162.3 million, net of debt issuance costs, including the underwriting discount, and the cash used to purchase the capped call. In addition, we used the proceeds of approximately $450.6 million from the 2026 Notes issuance to cancel approximately $89.0 million principal amount of the 2023 Notes.

Key Metrics

We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of July 31,
	2020	2019
Cumulative spend under management (in billions)	$1,952.2	$1,336.2
Remaining performance obligations (in millions)	$744.8	$569.3
Deferred revenue (in millions)	$249.0	$188.9
Trailing twelve months calculated billings (in millions)	$518.5	$378.8
Customers with annualized subscription revenue above $100,000	874	704

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

Trailing Twelve Months Calculated Billings

Trailing twelve months calculated billings represents total revenues recognized during the period of consecutive twelve months ended July 31, 2020 and July 31, 2019 plus the change in deferred revenue for each of those same periods. Trailing twelve month calculated billings is comprised of subscription contracts with existing customers (including renewal contracts and add-on contracts), subscription contracts with new customers, and contracts for professional services, training and other revenues.

The trailing twelve months calculated billings is intended to provide information about our subscription revenue growth over time, and can typically be seen as an early indicator of trends in revenue growth. While trailing twelve months calculated billings can increase as our revenues grow, it may fluctuate up or down from period to period for several reasons, including amounts, timing, and duration of customer contracts (including changes that we may see to customer contracts as a result of the COVID-19 pandemic), as well as timing of billing cycles for each order.

Customers with Annualized Subscription Revenue Above $100,000

We define customers with annualized subscription revenue above $100,000 as the total number of customers that contributed subscription revenues in excess of $25,000 during the relevant fiscal quarter, which corresponds to $100,000 on an annualized basis. For purposes of this metric, we generally define customer as a separate and distinct entity (such as a company or an educational or government institution), a distinct business unit of a large corporation or a partner organization, in each case that have an active contract with us to access our services. Most of the subscription revenue we recognize each quarter is attributable to customers that accounted for more than $25,000 of that revenue during the quarter, and our sales and marketing strategy focuses heavily on the acquisition of customers that have the potential to contribute at least $100,000 in subscription revenues annually. Accordingly, we believe that this metric is a useful tool to aid investors in understanding a key factor that drives changes in our subscription revenues from period to period and in assessing trends in our growth, penetration of our core customer market, and our overall performance. Because the dollar threshold is tied to the actual revenue recognized during a particular quarter, customers that we acquired midway through or at the end the quarter may not yet be included in this count, even if they have placed orders representing more than $100,000 in annual subscription revenue.

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

General and Administrative

General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, recruiting, and administrative personnel, including salaries, benefits, bonuses and stock-based compensation expense; professional fees for external legal, accounting, recruiting and other consulting services and allocated overhead costs. During the first six months of fiscal 2021, general and administrative expenses included a benefit of $12.5 million related to reversal of Yapta contingent consideration payable, as explained in Note 4, “Business Combinations” in the notes to our condensed consolidated financial statements.

Interest Expense

Interest expense consists primarily of interest expense associated with our 2023, 2025 and 2026 convertible senior notes.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income earned on our investments in marketable securities and cash and cash equivalents, gain on conversion of convertible senior notes, in addition to the effects of exchange rates on our foreign currency-denominated asset and liability balances which are recorded as foreign currency gains (losses) in the condensed consolidated statements of operations.

Benefit From Income Taxes

Benefit from income taxes consists primarily of the release of the valuation allowance of our deferred tax assets and excess tax benefits related to stock-based compensation, offset by income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on net deferred tax assets of our U.S. entities as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2020		2019		2020		2019
	(in thousands, except percentages)
Revenues:
Subscription	$111,581	89%	$83,482	88%	$217,316	89%	$156,439	89%
Professional services and other	14,340	11	11,657	12	27,819	11	20,044	11
Total revenues	125,921	100	95,139	100	245,135	100	176,483	100
Cost of revenues:
Subscription	33,805	26	22,062	23	62,807	25	39,465	22
Professional services and other	14,634	12	12,428	13	28,470	12	22,354	13
Total cost of revenues	48,439	38	34,490	36	91,277	37	61,819	35
Gross profit	77,482	62	60,649	64	153,858	63	114,664	65
Operating expenses:
Research and development	30,212	24	23,364	25	56,931	23	44,378	25
Sales and marketing	50,488	41	39,820	42	96,627	40	73,430	42
General and administrative	28,705	23	20,269	21	37,849	15	37,467	21
Total operating expenses	109,405	88	83,453	88	191,407	78	155,275	88
Loss from operations	(31,923)	(26)	(22,804)	(24)	(37,549)	(15)	(40,611)	(23)
Interest expense	(20,223)	(16)	(8,511)	(9)	(32,512)	(13)	(11,686)	(7)
Interest income and other, net	4,759	4	1,479	2	8,087	3	2,403	1
Loss before benefit from income taxes	(47,387)	(38)	(29,836)	(31)	(61,974)	(25)	(49,894)	(29)
Benefit from income taxes	(4,271)	(3)	(9,842)	(10)	(4,042)	(2)	(9,432)	(5)
Net loss	$(43,116)	(35)%	$(19,994)	(21)%	$(57,932)	(23)%	$(40,462)	(24)%

Three Months Ended July 31, 2020 and July 31, 2019

Revenues

	Three Months Ended
	July 31,
	2020	2019	% Change
	(in thousands)
Subscription	$111,581	$83,482	34%
Professional services and other	14,340	11,657	23%
Total revenues	$125,921	$95,139	32%

Total revenues were $125.9 million for the three months ended July 31, 2020 compared to $95.1 million for the three months ended July 31, 2019, an increase of $30.8 million, or 32%. Subscription revenues were $111.6 million, or 89% of total revenues, for the three months ended July 31, 2020, compared to $83.5 million, or 88% of total revenues, for the three months ended July 31, 2019. This increase in absolute dollars was predominantly driven by the increase in the number of customers with annualized subscription revenue above $100,000, which was 874 as of July 31, 2020, compared to 704 as of July 31, 2019. Professional services revenues were $14.3 million for the three months ended July 31, 2020 compared to $11.7 million for the three months ended July 31, 2019. The increase of $2.6 million, or 23%, was primarily due to an increase in implementation services related to new customers. We will continue to monitor the COVID-19 pandemic carefully and its impact on our customers and customer acquisitions.

Cost of Revenues

	Three Months Ended
	July 31,
	2020	2019	% Change
	(in thousands)
Subscription	$33,805	$22,062	53%
Professional services and other	14,634	12,428	18%
Total cost of revenues	$48,439	$34,490	40%

Cost of subscriptions was $33.8 million for the three months ended July 31, 2020 compared to $22.1 million for the three months ended July 31, 2019, an increase of $11.7 million, or 53%. The increase in cost of subscriptions was primarily due to an increase of $4.7 million in hosting fees to accommodate increased customer spend, an increase of $2.8 million in intangible amortization costs, a $2.2 million increase in employee compensation costs related to higher headcount, including stock-based compensation costs, $1.0 million increase in amortization of capitalized development costs, and the remaining increase of $1.0 million due to other costs driven by our overall growth. We expect our cost of subscriptions to increase in absolute dollars as we provide subscription services to more customers and increase usage within our existing customers.

Cost of professional services was $14.6 million for the three months ended July 31, 2020 compared to $12.4 million for the three months ended July 31, 2019, an increase of $2.2 million, or 18%. The increase in cost of professional services was primarily due to an increase of $3.6 million in employee compensation costs related to higher headcount, including stock-based compensation costs, partially offset by a decrease of $0.8 million in professional and outside services primarily related to customer implementations, and a decrease of $0.6 million due to a reduction in travel and other costs.

We will continue to monitor the COVID-19 pandemic carefully and its impact on our cost profile in providing hosting solutions and services to our customers.

Gross Profit

	Three Months Ended
	July 31,
	2020	2019	% Change
	(in thousands)
Gross profit	$77,482	$60,649	28%

Gross profit was $77.5 million for the three months ended July 31, 2020, compared to $60.6 million for the three months ended July 31, 2019, an increase of $16.9 million, or 28%. The increase in gross profit was primarily due to the acquisition of new customers. Gross margin was 62% for the three months ended July 31, 2020, compared to 64% for the three months ended July 31, 2019. The decrease in gross margin was primarily due to the increase in amortization of developed technology assets related to the acquisitions completed during the year ended January 31, 2020.

Operating Expenses

Research and Development

	Three Months Ended
	July 31,
	2020	2019	% Change
	(in thousands)
Research and development	$30,212	$23,364	29%

Research and development expenses were $30.2 million for the three months ended July 31, 2020 compared to $23.4 million for the three months ended July 31, 2019, an increase of $6.8 million, or 29%. The increase was primarily due to an increase of $7.2 million in employee compensation costs related to higher headcount, including stock-based compensation costs, partially offset by a $0.4 million increase in development costs capitalized in the period. We expect research and development expenses will continue to increase in fiscal 2021 in absolute dollars as we continue to invest in research and development activities.

Sales and Marketing

	Three Months Ended
	July 31,
	2020	2019	% Change
	(in thousands)
Sales and marketing	$50,488	$39,820	27%

Sales and marketing expenses were $50.5 million for the three months ended July 31, 2020 compared to $39.8 million for the three months ended July 31, 2019, an increase of $10.7 million, or 27%. The increase was primarily due to an increase of $13.1 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $1.6 million in other costs driven by our overall growth and $1.0 million increase in customer relationship amortization costs, partially offset by a decrease in marketing expenses of $2.7 million due to the cancellation of the Company’s annual Inspire conference in 2020 and a reduction of travel costs of $2.3 million due to current travel restrictions associated with the COVID-19 pandemic. As of July 31, 2020, in response to the COVID-19 pandemic, we cancelled our in-person marketing events and continue to evaluate the suitability of future in-person marketing events.

Given the unprecedented nature of this pandemic and the uncertainty around its duration, we expect certain sales and marketing expenses to continue to decrease due in part to the anticipated reduction in travel and cancellation of events. However, we intend to continue to expand our direct sales organization, increase our marketing activities, grow our international operations and build brand awareness. We expect sales and marketing expenses to increase in absolute dollars for the year ending January 31, 2021 compared to the year ended January 31, 2020.

General and Administrative

	Three Months Ended
	July 31,
	2020	2019	% Change
	(in thousands)
General and administrative	$28,705	$20,269	42%

General and administrative expenses were $28.7 million for the three months ended July 31, 2020 compared to $20.3 million for the three months ended July 31, 2019, an increase of $8.4 million, or 42%. The increase was primarily due to $7.5 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of the allowances for doubtful accounts and credit losses of $2.2 million, partially offset by a decrease of $1.3 million in costs incurred for professional services, outside services and other costs. We expect general and administrative expenses will continue to increase in fiscal 2021 in absolute dollars due to the growth of our company.

Interest Expense

	Three Months Ended
	July 31,
	2020	2019	% Change
	(in thousands)
Interest expense	$20,223	$8,511	138%

Interest expense was $20.2 million for the three months ended July 31, 2020 compared to $8.5 million for the three months ended July 31, 2019. The $11.7 million increase in interest expense was primarily due to amortization of the debt discount and issuance costs on our 2026 Notes issued in the second quarter of fiscal 2021, and our 2025 Notes issued in the second quarter of fiscal 2020, partially offset by the partial cancellation and conversion of our 2023 Notes during the second quarter of fiscal 2021.

Interest Income and Other, Net

	Three Months Ended
	July 31,
	2020	2019	% Change
	(in thousands)
Interest income and other, net	$4,759	$1,479	222%

Interest income and other, net was $4.8 million for the three months ended July 31, 2020 compared to $1.5 million for the three months ended July 31, 2019. The $3.3 million increase in interest income and other, net was primarily due to an increase of $3.5 million net currency gains arising from foreign currencies including Euro, British Pound Sterling, and Canadian Dollar, $0.6 million gain on the early conversion of the 2023 Notes, partially offset by a $0.8 million decrease in interest income earned from investment in marketable securities and money market funds.

Benefit From Income Taxes

	Three Months Ended
	July 31,
	2020	2019	% Change
	(in thousands)
Benefit from income taxes	$(4,271)	$(9,842)	(57%)

Benefit from income taxes was $4.3 million for the three months ended July 31, 2020 compared to $9.8 million for the three months ended July 31, 2019. The decrease was primarily related to a reduction in the valuation allowance release for deferred tax assets, partially offset by an increase in tax benefits related to foreign jurisdictions. We maintain a full valuation allowance on net deferred tax assets of our U.S. entities as we have concluded that it is unlikely that these deferred income tax assets will be utilized.

Six Months Ended July 31, 2020 and July 31, 2019

Revenues

	Six Months Ended
	July 31,
	2020	2019	% Change
	(in thousands)
Subscription	$217,316	$156,439	39%
Professional services and other	27,819	20,044	39%
Total revenues	$245,135	$176,483	39%

Total revenues were $245.1 million for the six months ended July 31, 2020 compared to $176.5 million for the six months ended July 31, 2019, an increase of $68.7 million, or 39%. Subscription revenues were $217.3 million, or 89% of total revenues, for the six months ended July 31, 2020, compared to $156.4 million, or 89% of total revenues, for the six months ended July 31, 2019. This increase in absolute dollars was predominantly driven by the increase in the number of customers with annualized subscription revenue above $100,000, which was 874 as of July 31, 2020, compared to 704 as of July 31, 2019. Professional services revenues were $27.8 million for the three months ended July 31, 2020 compared to $20.0 million for the three months ended July 31, 2019. The increase of $7.8 million, or 39%, was primarily due to an increase in the implementation services related to new customers.

Cost of Revenues

	Six Months Ended
	July 31,
	2020	2019	% Change
	(in thousands)
Subscription	$62,807	$39,465	59%
Professional services and other	28,470	22,354	27%
Total cost of revenues	$91,277	$61,819	48%

Cost of subscriptions was $62.8 million for the six months ended July 31, 2020 compared to $39.5 million for the six months ended July 31, 2019, an increase of $23.3 million, or 59%. The increase in cost of subscriptions was primarily due to an increase of $8.7 million in hosting fees to accommodate increased customer spend, an increase of $7.3 million in intangible amortization costs, a $3.6 million increase in employee compensation costs related to higher headcount, including stock-based compensation costs, $1.6 million increase in amortization of capitalized development costs, and the remaining increase of $2.1 million due to the increase of other costs driven by our overall growth.

Cost of professional services was $28.5 million for the three months ended July 31, 2020 compared to $22.4 million for the six months ended July 31, 2019, an increase of $6.1 million, or 27%. The increase in cost of professional services was primarily due to an increase of $6.5 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $0.4 million in intangible amortization costs, partially offset by a decrease of $0.8 million in travel and other costs.

Gross Profit

	Six Months Ended
	July 31,
	2020	2019	% Change
	(in thousands)
Gross profit	$153,858	$114,664	34%

Gross profit was $153.9 million for the six months ended July 31, 2020, compared to $114.7 million for the three months ended July 31, 2019, an increase of $39.2 million, or 34%. The increase in gross profit was primarily due to the acquisition of new customers. Gross margin was 63% for the six months ended July 31, 2020, compared to 65% for the six months ended July 31, 2019. The decrease in gross margin was primarily due to the increase in amortization of developed technology assets related to the acquisitions completed during the year ended January 31, 2020.

Operating Expenses

Research and Development

	Six Months Ended
	July 31,
	2020	2019	% Change
	(in thousands)
Research and development	$56,931	$44,378	28%

Research and development expenses were $56.9 million for the six months ended July 31, 2020 compared to $44.4 million for the six months ended July 31, 2019, an increase of $12.5 million, or 28%. The increase was primarily due to an increase of $12.9 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $1.0 million in hosting fees and other costs for research and development activities, partially offset by an increase of $1.4 million in development costs capitalized in the period.

Sales and Marketing

	Six Months Ended
	July 31,
	2020	2019	% Change
	(in thousands)
Sales and marketing	$96,627	$73,430	32%

Sales and marketing expenses were $96.6 million for the six months ended July 31, 2020 compared to $73.4 million for the six months ended July 31, 2019, an increase of $23.2 million, or 32%. The increase was primarily due to an increase of $23.2 million in employee compensation costs related to higher headcount, including stock-based compensation costs, $2.0 million increase in customer relationship amortization, $2.0 million in other costs driven by our overall growth, partially offset by a reduction in travel costs of $3.1 million due to current travel restrictions associated with the COVID-19 pandemic and by a decrease in marketing expenses of $0.9 million due to the cancellation of the annual Inspire conference in 2020.

General and Administrative

	Six Months Ended
	July 31,
	2020	2019	% Change
	(in thousands)
General and administrative	$37,849	$37,467	1%

General and administrative expenses were $37.8 million for the six months ended July 31, 2020 compared to $37.5 million for the six months ended July 31, 2019, an increase of $0.3 million, or 1%. The increase was primarily due to $9.3 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of the allowances for doubtful accounts, credit losses and other costs of $3.5 million, offset by a benefit of $12.5 million arising from the reversal of the Yapta contingent consideration liability during the six months ended July 31, 2020.

Interest Expense

	Six Months Ended
	July 31,
	2020	2019	% Change
	(in thousands)
Interest expense	$32,512	$11,686	178%

Interest expense was $32.5 million for the six months ended July 31, 2020 compared to $11.7 million for the six months ended July 31, 2019. The $20.8 million increase in interest expense was primarily due to amortization of the debt discount and issuance costs on our 2025 Notes issued in the second quarter of fiscal 2020, and our 2026 Notes issued in the second quarter of fiscal 2021, partially offset by a reduction of interest expenses associated with the partial cancellation and converson of our 2023 Notes during the second quarter of fiscal 2021.

Interest Income and Other, Net

	Six Months Ended
	July 31,
	2020	2019	% Change
	(in thousands)
Interest income and other, net	$8,087	$2,403	237%

Interest income and other, net was $8.1 million for the six months ended July 31, 2020 compared to $2.4 million for the six months ended July 31, 2019. The $5.7 million increase in interest income and other, net was primarily due to an increase of $3.2 million from early conversions gains on the 2023 Notes, $2.6 million net currency gains, partially offset by a $0.1 million decrease in interest income earned from investment in marketable securities and money market funds.

Benefit From Income Taxes

	Six Months Ended
	July 31,
	2020	2019	% Change
	(in thousands)
Benefit from income taxes	$(4,042)	$(9,432)	(57%)

Benefit from income taxes was $4.0 million for the six months ended July 31, 2020 compared to $9.4 million for the six months ended July 31, 2019. The decrease was primarily related to a reduction in the valuation allowance release for deferred tax assets, partially offset by an increase in tax benefits related to foreign jurisdictions. We maintain a full valuation allowance on net deferred tax assets of our U.S. entities as we have concluded that it is unlikely that these deferred income tax assets will be utilized.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of July 31, 2020, we had cash and cash equivalents of $905.6 million, and marketable securities of $436.5 million. We had outstanding 2023 Notes, 2025 Notes and 2026 Notes with principal amounts of $16.0 million, $805.0 million and $1,380.0 million, respectively, as of July 31, 2020.

As of July 31, 2020, the remaining 2023 Notes with a principal amount of $16.0 million and 2025 Notes with a principal amount of $805.0 million are convertible at the option of the holders. We have the ability to settle the Convertible Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. As of July 31, 2020, there were unsettled conversion requests in principal amount of $0.8 million of our 2023 Notes. Additionally, from August 1, 2020 to the date of this filing, we received requests to convert $5.0 million in principal amount of our 2023 Notes. The unsettled conversion requests on the 2023 Notes are expected to be settled during the quarter ending October 31, 2020, and we elected to settle the principal amount of the conversion requests in cash and the incremental conversion value in shares. We did not receive conversion requests on the 2025 Notes as of July 31, 2020. The 2026 Notes were not convertible as of July 31, 2020. It is our current intent to settle conversions of the remaining 2023 Notes and the 2025 and 2026 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock.

In conjunction with the issuance of the Convertible Notes, we entered into capped call transactions that reduce our exposure to additional cash payments above principal balances in the event of a cash conversion of the Convertible Notes. We may owe additional cash to the noteholders upon early conversion if our stock price exceeds $63.821 per share for the 2023 Notes, $295.55 for the 2025 Notes, or $503.42 for the 2026 Notes. Although our incremental exposure to the additional cash payment above the principal amount of the Convertible Notes is reduced by the capped calls, conversion of the Convertible Notes by noteholders may cause dilution to the ownership interests of existing stockholders. We did not exercise the capped calls for the converted 2023 Notes and as of July 31, 2020 the capped calls for the 2023 Note remained outstanding.

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

Operating Activities

Cash provided by operating activities for the six months ended July 31, 2020 was $38.8 million, compared to $20.0 million for the six months ended July 31, 2019. The increase of $18.8 million was primarily driven by cash collections from customers, partially offset by approximately $26.3 million repayments of convertible notes attributable to debt discount which was classified as cash outflows in operating activities for the six months ended July 31, 2020.

Investing Activities

Cash used in investing activities for the six months ended July 31, 2020 of $31.8 million was primarily related to cash used in the acquisition of ConnXus and Bellin of $83.6 million, $7.0 million for the purchases of property and equipment, $3.7 million release of holdback purchase consideration related to previous business acquisitions, partially offset by $62.5 million of net maturity and sales of short-term marketable securities.

Financing Activities

Cash provided by financing activities for the six months ended July 31, 2020 of $630.3 million was primarily due to net proceeds of $1,355.4 million from the issuance of 2026 Notes, partially offset by $192.8 million proceeds used to purchase the associated capped calls and $549.3 million for repayments of the 2023 Notes attributable to principal. In addition, there was approximately $17.0 million of proceeds from the exercise of stock options and issuance of common stock under the ESPP during the six months ended July 31, 2020.

Off-Balance Sheet Arrangements

Through July 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations

Our principal commitments and contractual obligations consist of our Convertible Notes, obligations under operating leases for office facilities and contractual purchase obligations for hosting services and web development services that support our business operations. The following table summarizes our non-cancelable contractual obligations as of July 31, 2020:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Convertible senior notes (1)	$2,200,977	$837	$15,140	$805,000	$1,380,000
Aggregate interest obligations (1)(2)	36,224	6,238	12,448	12,363	5,175
Operating lease obligations	37,339	11,088	17,819	7,556	876
Purchase obligations	31,272	11,272	20,000	—	—
Total contractual obligations	$2,305,812	$29,435	$65,407	$824,919	$1,386,051

(1)

The conversion period for the 2023 Notes and 2025 Notes was open as of July 31, 2020, and as such the net carrying value of the 2023 Notes and 2025 Notes are included within current liabilities on our condensed consolidated balance sheet. The principal balances of $16.0 million and $805.0 million of the 2023 Notes and 2025 Notes, respectively, were reflected in the payment period in the table above based on the contractual maturity assuming no conversion.

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

Non‑GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non‑GAAP measures are useful in evaluating our operating performance:

•	Non-GAAP operating profit
•	Non-GAAP net profit
•	Adjusted free cash flows

We regularly review and consider these measures when we evaluate our business and for internal planning and forecasting purposes.

The following tables provide a reconciliation of loss from operations to non‑GAAP operating profit, from net loss to non-GAAP net profit, and from net cash provided by operating activities to adjusted free cash flows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Loss from operations	$(31,923)	$(22,804)	$(37,549)	$(40,611)
Stock-based compensation	33,843	21,268	58,040	38,113
Amortization of acquired intangible assets	10,362	6,359	19,228	9,537
Change in fair value of contingent consideration payable	—	—	(12,500)	—
Non-GAAP operating profit	$12,282	$4,823	$27,219	$7,039

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Net loss	$(43,116)	$(19,994)	$(57,932)	$(40,462)
Stock-based compensation	33,843	21,268	58,040	38,113
Amortization of acquired intangible assets	10,362	6,359	19,228	9,537
Change in fair value of contingent consideration payable	—	—	(12,500)	—
Amortization of debt discount and issuance costs	19,407	8,038	31,357	10,998
Gain on conversion of convertible senior notes	(631)	—	(3,202)	—
Income tax effects and adjustments	(4,632)	(10,363)	(5,298)	(10,733)
Non-GAAP net profit	$15,233	$5,308	$29,693	$7,453

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Net cash provided by operating activities	$23,389	$1,252	$38,797	$20,045
Less: purchases of property and equipment	(3,429)	(3,519)	(7,028)	(6,173)
Add: repayments of convertible senior notes attributable to debt discount	15,732	—	26,336	—
Adjusted free cash flows	$35,692	$(2,267)	$58,105	$13,872

We define non-GAAP operating profit as loss from operations before stock based compensation, amortization of acquired intangible assets and the change in fair value of contingent consideration related to acquisition earnout payments. We define non-GAAP net profit as net loss before stock based compensation, amortization of acquired intangible assets, the change in fair value of contingent consideration related to acquisition earnout payments, amortization of debt discount and issuance costs, gain on conversion of convertible senior notes, and related tax effects, including non-recurring income tax adjustments. We define adjusted free cash flows as net cash provided by operating activities less purchases of property and equipment plus repayments of convertible senior notes attributable to debt discount.

We believe non-GAAP operating profit and non-GAAP net profit provide investors and other users of our financial information consistency and comparability with our past financial performance and facilitate period to period comparisons of operations. We believe non-GAAP operating profit and non-GAAP net profit are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance.

We believe information regarding adjusted free cash flows provides useful information to investors because it is an indicator of our capital strength and liquidity, and we also use it to measure performance of our business operations. We exclude repayment of notes attributable to debt discount in calculating this measure in part because our use of cash to satisfy this obligation (relating to our convertible notes) was discretionary, and we have the ability to satisfy similar obligations in the future through shares of our common stock, or a combination of cash and shares of our common stock, at our election. However, you should bear in mind that this measure does not reflect any reduction for cash settlements of our debt obligations, nor does it represent our residual cash flow available for discretionary expenditures. In addition, other companies in our industry may calculate similarly titled measures differently than we do, limiting their usefulness as comparative measure. Due to these and other limitations, you should not consider this non-GAAP measure in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities.

We use non-GAAP operating profit, non-GAAP net profit and adjusted free cash flows in conjunction with traditional GAAP measures as part of our overall assessment of our performance and liquidity, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance and liquidity. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non-GAAP operating profit, non-GAAP net profit and adjusted free cash flows should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, and Canadian Dollar. We expect our international operations to continue to grow in the future and we are continually monitoring our foreign currency exposure to determine when we should begin a formal hedging program.

We performed a sensitivity analysis as of July 31, 2020 and January 31, 2020, and determined that a 10% change in the value of the U.S. dollar would result in an approximate $5.0 million and $6.3 million impact on our net losses, respectively. We expect our international operations to continue to grow in the near term and the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases. In addition, we will continue to monitor the COVID-19 pandemic carefully and its impact on our foreign currencies. The majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.

Market Risk and Market Interest Risk

In June 2020, we issued $1,380.0 million aggregate principal amount of 0.375% convertible senior notes due 2026. In June 2019, we issued $805.0 million aggregate principal amount of 0.125% convertible senior notes due 2025. In January 2018, we issued $230.0 million aggregate principal amount of 0.375% convertible senior notes due 2023 of which approximately $214.0 million aggregate principal amount had been settled by July 31, 2020. The 2026 Notes, 2025 Notes and 2023 Notes have fixed annual interest rates at 0.375%, 0.125% and 0.375%, respectively and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the values of the Convertible Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the convertible senior notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

Our exposure to interest rate risk also is related to our interest-bearing assets, primarily our cash and cash equivalents. Fluctuations in interest rates impact the yield of the investment. A hypothetical 100 basis points increase in interest rates would have impacted interest income by $1.3 million and $700,000 for the three months ended July 31, 2020 and 2019, respectively.

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

Aspects of our business have been and could continue to be adversely affected by the recent pandemic of respiratory illness caused by a novel strain of coronavirus known as COVID-19. Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has increased economic and stock market volatility and uncertainty.  In response to the pandemic, government authorities have implemented measures to try to contain the virus or mitigate the harm, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and mandatory shutdowns of non-essential businesses.  These measures by government authorities may continue to remain in place for a significant period of time, and they have and may continue to adversely affect our sales activities, operations and growth prospects.  These restrictions, and changes in consumer and business spending behavior prompted by the pandemic, have forced businesses in the United States and other jurisdictions to reduce or suspend their operations, lay-off employees, and in some cases shutdown operations—a pattern of global economic phenomena for which there is little precedent in modern times.  Although we derive most of our revenue from sales to enterprise customers (a segment that tends to be more resilient to economic volatility), a prolonged downturn is likely to impact many of our enterprise customers adversely.  The extent of the damage to this segment of our customer base may not be apparent as quickly as for other segments, and is likely to differ by industry.

The COVID-19 pandemic has had and may continue to have an adverse impact us in a number of ways, any of which individually or together could have a material adverse impact on our results of operations, financial condition and growth prospects.  For example, the pandemic may limit the ability of our suppliers and business partners to perform under their contracts with us, and we may not be able to find and engage additional or substitute suppliers and partners in a timely manner and on terms acceptable to us. We believe that many businesses have been and may continue to be more reluctant to invest in the purchase and implementation of a new software solution like ours in the near term because of the economic uncertainty.  This trend may make it more difficult for us to acquire new customers and could lead to longer sales cycles and greater uncertainty around the timing and likelihood of closing sales opportunities to which we have already devoted meaningful time and resources.  Our existing customers may reduce their subscriptions or fail to add new users or adopt new modules at the rate we expect based on past experience.  We may have difficulty collecting payment from some customers on a timely basis or at all, and we may see higher rates of bankruptcies, restructurings, dissolutions and similar events among our customer base.  In addition, if our results of operations or our assessment of our growth prospects or potential for future profitability fail to meet investor and analyst expectations for any particular financial period, our stock price may experience a substantial decline, even if our revenues have increased or our margins have improved relative to past periods

The spread of COVID-19 has caused us to modify our business practice, including restricting employee travel, mandating that all non-essential personnel work from home, temporary closures of our offices, and cancellation of physical participation in sales activities, meetings, events and conferences.  We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. The COVID-19 pandemic has already created logistical challenges for our business operations, in particular those associated with the transition to an entirely remote workforce.  For example, our personnel located at our headquarters in California and elsewhere in the United States and in other countries have in many cases been working from home since mid-March of this year. Working remotely has made our workforce more reliant on certain cloud-based communication and collaboration services, and any disruption to these services would likely have an adverse impact on employee productivity. In addition to the limitations imposed by this new work environment, many of our employees must contend with additional challenges from the COVID-19 pandemic, such as unexpected child-care and home-schooling responsibilities, among others.  If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be further impacted.

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

In addition, the stock market has experienced periods of high volatility during the COVID-19 pandemic and such volatility may continue.  As a result, our stock price may be adversely impacted for reasons unrelated to our performance.  A decline in stock price may make it more difficult for us to raise capital on terms acceptable to us or at all.

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

In addition, as a result of the recent COVID-19 pandemic, many local governments as well as enterprises have limited travel and in person meetings and implemented other restrictions that are making the sales process more lengthy and difficult, particularly for new customers.

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

Our results of operations and key metrics discussed elsewhere in this report, such as trailing twelve months calculated billings, remaining performance obligations and deferred revenue, may vary significantly in the future and period-to-period comparisons of our operating results and key metrics may not provide a full picture of our performance. Accordingly, the results of any one quarter or year should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, as a result they may not fully reflect the underlying performance of our business. These quarterly fluctuations may negatively affect the value of our common stock. Factors that may cause these fluctuations include, without limitation:

•	our ability to attract new customers and complete the sale of our platform to them within the range of our typical sales cycle;
•	the addition or loss of one or more of our larger customers, including as the result of acquisitions or consolidations;
•	the timing of recognition of revenues;
•	the amount and timing of operating expenses;
•

general economic, industry and market conditions, both domestically and internationally, including the impact of the market volatility and economic downturn caused by COVID-19 on our business, including but not limited to a decreased demand for our platform and services, negative impacts on our revenue results, an increasing unpredictability in expenses and cash flow, and a decreased ability by our customers to pay for our platform and services;

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

The market for business spend management software is highly competitive, with relatively low barriers to entry for some software or service organizations. Our competitors include Oracle Corporation (“Oracle”), SAP AG (“SAP”) and Workday, Inc. (“Workday”), well-established providers of enterprise resource management (“ERP”) solutions, including BSM software, that have long-standing relationships with many customers. Some customers may be hesitant to switch or to adopt cloud-based software such as ours for this part of their business and prefer to maintain their existing relationships with their legacy software vendors. Oracle, SAP and Workday are larger and have greater name recognition, longer operating histories, larger marketing budgets and significantly greater resources than we do. These vendors, as well as other competitors, may offer business spend management software on a standalone basis at a low price or bundled as part of a larger product sale. In order to take advantage of customer demand for cloud-based software, legacy vendors are expanding their cloud-based software through acquisitions and organic development. Legacy vendors may also seek to partner with other leading cloud providers. We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions.

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

Our business depends significantly on our customers renewing their subscriptions. Any decline in our customer renewals would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires and, to a lesser extent, that they add additional authorized users and additional business spend management modules to their subscriptions. Our customers have no obligation to renew their subscriptions, and we cannot assure you that our customers will renew subscriptions with a similar contract period or with the same or a greater number of authorized users and modules. Some of our customers have elected not to renew their agreements with us, and we may not be able to accurately predict renewal rates.

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

To increase our revenues, we have historically depended more on the addition of new customers to our platform, particularly large enterprise customers, than on increasing the number of users at existing customers or selling additional modules to them. The expansion of our customer base is critical to our ability to continue the growth of our revenues.  If we do not grow our customer base, our revenues will slow in future periods or will start to decline, as a result of customers not renewing. This is particularly true for us because we are typically able to capture a majority of the expected annual recurring revenue opportunity at the inception of our customer relationships, rather than targeting specific power users at the outset of the customer relationship with the intention of expanding and capturing more annual recurring revenue at later stages of the customer relationship.

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

We have in the past acquired and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, we acquired Bellin Treasury International GmbH in June 2020, ConnXus, Inc. in May 2020, Yapta, Inc. in December 2019 and Exari Group, Inc. in May 2019. Acquisitions may disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business.

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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets. Goodwill must be assessed for impairment at least annually, and other intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. In addition, our exposure to risks associated with various claims, including the use of intellectual property, may be increased as a result of acquisitions of other companies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired technology that were not asserted prior to our acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

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

Our customers can use our platform to collect, use and store certain types of personal or identifying information regarding their employees and suppliers. Federal, state and foreign government bodies and agencies have adopted, are considering adopting or may adopt laws and regulations regarding the collection, use, storage and disclosure of personal information obtained from consumers and individuals, such as compliance with the Health Insurance Portability and Accountability Act in the US and GDPR in the EU. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our platform and reduce overall demand or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Furthermore, privacy concerns may cause our customers’ employees to resist providing the personal data necessary to allow our customers to use our platform effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our platform in certain industries.

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

In addition, California enacted the California Consumer Privacy Act of 2018 which took effect on January 1, 2020, and which broadly defines personal information, gives California residents expanded privacy rights and protections and provides for civil penalties for violations. The effects of this legislation are potentially far-reaching and may require us to modify our data management practices and to incur substantial expense in an effort to comply.

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

We believe that a critical component of our success has been our company culture, which is based on our core values of ensuring customer success, focusing on results and striving for excellence. We have invested substantial time and resources in building our team within this company culture. As we grow, we may find it difficult to maintain these important aspects of our company culture. If we fail to preserve our culture, our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives could be compromised, potentially harming our business.

We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.

We incurred net losses of $90.8 million, $55.5 million, and $43.8 million in the fiscal years ended January 31, 2020, 2019 and 2018, respectively, and we incurred net losses of $43.1 million in the three months ended July 31, 2020. We had an accumulated deficit of $403.6 million at July 31, 2020. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in gaining new customers, we will also incur increased losses because many costs associated with acquiring new customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for longer or shorter periods). If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a midterm or long-term basis.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. The revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 36%, 38% and 35% of our total revenues for the fiscal years ended January 31, 2020, 2019, and 2018, respectively, and constituted 36% of total revenues for the six months ended July 31, 2020. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. While we are gaining additional experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to continue to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

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

As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows because our international contracts are sometimes denominated in local currencies, in particular with respect to the Euro, British Pound Sterling, Swedish Krona, Swiss Franc, and Australian Dollar. Over time, an increasing portion of our international contracts may be denominated in local currencies. Therefore, as exchange rates vary, revenues, cost of revenues, operating expenses and other operating results, when re-measured, may differ materially from expectations. Currently, we use foreign currency forward contracts to hedge certain exposures to fluctuations in foreign currency exchange rates, but these contracts are generally short-term in duration and we do not designate them as hedging instruments. In the future, we may use foreign currency forward and option contracts and/or other derivative instruments to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Additionally, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments. Moreover, we anticipate growing our business further outside of the United States, and the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases. These effects of movements in currency exchange rates could also affect our customers. A strengthening of the U.S. dollar could increase the real cost of our platform to our customers outside of the United States, which could adversely affect our business, operating results, financial condition, and cash flows.

If we cannot continue to expand the use of our platform, our ability to grow our business may be harmed and the growth rate of our revenues may decline.

Our ability to grow our business depends in part on our ability to compete in the market for the additional modules on our platform, including strategic sourcing, inventory, contracts, supplier management, spend analysis and travel optimization. Our efforts to market these other modules is relatively new and we have allocated significant resources to develop, acquire or otherwise bring to market these modules, and it is uncertain whether these other modules will ever result in significant revenues for us. While we have recently acquired businesses related to certain of these modules, there can be no assurance that these acquisitions will facilitate our efforts to market and sell these other modules in a cost-effective manner. Further, the introduction of new modules beyond these markets may not be successful.

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

The rules and regulations applicable to public companies make it more expensive for us to obtain and maintain director and officer liability insurance, particularly in the current environment of the COVID-19 pandemic, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities, at any of our cloud hosting provider facilities, or where a business partner is located could adversely affect our business, results of operations and financial condition. For example, the rapid spread of COVID-19 globally in 2020 has resulted in travel restrictions and in some cases, prohibitions of non-essential travel, disruption and shutdown of businesses and greater uncertainty in global financial markets. Prolonged health concerns or political or governmental developments in countries in which we or our customers, partners and service providers operate could result in further economic, social or labor instability, slow our sales process, result in customers not purchasing or renewing our products or failing to make payments, and could otherwise have a material adverse effect on our business and our results of operations and financial condition. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and will include emerging information concerning the re-opening of private businesses, infection rates and the actions taken by governments and private businesses to attempt to contain and cope with COVID-19. Continued contractions in the travel and hospitality industries, along with any effects on supply chain or on other industries in which our customers or partners operate, could materially and adversely impact our business, results of operations and financial condition.

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

In January 2018, we issued $230 million aggregate principal amount of 0.375% convertible senior notes due 2023, which we refer to as the 2023 Notes, in June 2019, we issued $805 million aggregate principal amount of our 0.125% Convertible Senior Notes due 2025, which we refer to as our 2025 Notes, and in June 2020, we issued $1,380 million aggregate principal amount of our 0.375% Convertible Senior Notes due 2026, which we refer to as our 2026 Notes, which we collectively refer to as the Convertible Notes. As of July 31, 2020, we had $931.1 million in total long-term liabilities, comprised primarily of $862.5 million related to the carrying amount of the 2026 Notes. Our indebtedness may:

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

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 9 of notes to our condensed consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of July 31, 2020.

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

In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share could be adversely affected. For example, in August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) to amend current accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, if it is adopted, diluted earnings per share would generally be calculated assuming that all the notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may change previously reported per share results.

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

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes and could also impact the trading price of the Convertible Notes. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock has ranged from $22.50 to $317.93 through July 31, 2020. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

In connection with our purchase of all of the outstanding shares in Bellin Treasury International GmbH (“Bellin”) on June 9, 2020, we issued a total of 395,066 shares of common stock as partial consideration for the purchase of the Bellin shares. The issuance of these shares was made pursuant to an exemption from registration under the Securities Act of 1933, as amended, available under Regulation S, based in part on (a) the offer and sale of shares not being made to a person in the United States and (b) no directed selling efforts having been made in the United States. Of these shares, 178,992 shares were subsequently registered for resale pursuant to an automatic shelf registration statement on Form S-3 that we filed with the Securities and Exchange Commission on June 15, 2020 (File No. 333-239190), and 208,766 shares are subject to service-based vesting conditions including continued employment.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

We have filed the exhibits listed below.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.1	Indenture (including form of Note) with respect to the Company’s 0.375% Convertible Senior Notes due 2026, dated as of June 15, 2020, between the Company and Wilmington Trust, National Association, as trustee	8-K	001-37901	4.1	June 16, 2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan.
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

Coupa Software Incorporated

Date: September 8, 2020	By:	/s/ Robert Bernshteyn
Robert Bernshteyn
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: September 8, 2020	By:	/s/ Todd Ford
Todd Ford
Chief Financial Officer (Principal Financial Officer)