Form 10-Q
period 2020-10-31
Coupa Software Inc
filed 2020-12-08
CIK 1385867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37901

COUPA SOFTWARE INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware			20-4429448
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1855 S. Grant Street
San Mateo	,	CA	94402
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code: (650) 931-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	COUP	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 3, 2020, the Registrant had 72,176,196 shares of common stock, $0.0001 par value per share, outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, the expected impact of the COVID-19 pandemic on our business, results of operations and financial condition, customer lifetime value, strategy and plans, market size and opportunity, competitive position, industry environment, potential growth opportunities, product capabilities, expected impact of business acquisitions, our expectations for future operations and our convertible senior notes, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors.”
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	October 31, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,251,006	$268,045
Marketable securities	103,134	499,160
Accounts receivable, net of allowances	98,301	118,508
Prepaid expenses and other current assets	33,553	31,636
Deferred commissions, current portion	13,384	11,982
Total current assets	1,499,378	929,331
Property and equipment, net	23,963	18,802
Deferred commissions, net of current portion	30,775	30,921
Goodwill	544,391	442,112
Intangible assets, net	145,511	128,660
Operating lease right-of-use assets	29,689	32,026
Other assets	24,762	12,221
Total assets	$2,298,469	$1,594,073
Liabilities, Temporary Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,447	$3,517
Accrued expenses and other current liabilities	78,377	54,245
Deferred revenue, current portion	250,680	257,692
Current portion of convertible senior notes, net (Note 8)	600,062	187,115
Operating lease liabilities, current portion	8,794	8,199
Total current liabilities	940,360	510,768
Convertible senior notes, net (Note 8)	879,840	562,612
Deferred revenue, net of current portion	5,245	4,091
Operating lease liabilities, net of current portion	22,436	25,490
Other liabilities	37,589	28,620
Total liabilities	1,885,470	1,131,581
Commitments and contingencies (Note 9)
Temporary equity (Note 8)	185	16,835
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at October 31, 2020 and January 31, 2020; zero shares issued and outstanding at October 31, 2020 and January 31, 2020	—	—
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at October 31, 2020 and January 31, 2020; 69,710,566 and 64,528,970 shares issued and outstanding at October 31, 2020 and January 31, 2020, respectively	7	7
Additional paid-in capital	872,200	790,468
Accumulated other comprehensive income	5,026	871
Accumulated deficit	(464,419)	(345,689)
Total stockholders’ equity	412,814	445,657
Total liabilities, temporary equity and stockholders’ equity	$2,298,469	$1,594,073

 See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,

	2020	2019	2020	2019
Revenues:
Subscription	$118,083	$90,175	$335,399	$246,614
Professional services and other	14,881	11,609	42,700	31,653
Total revenues	132,964	101,784	378,099	278,267
Cost of revenues:
Subscription	36,528	23,752	99,335	63,217
Professional services and other	14,259	13,542	42,729	35,896
Total cost of revenues	50,787	37,294	142,064	99,113
Gross profit	82,177	64,490	236,035	179,154
Operating expenses:
Research and development	30,528	23,460	87,459	67,838
Sales and marketing	53,204	39,145	149,831	112,575
General and administrative	32,092	18,830	69,941	56,297
Total operating expenses	115,824	81,435	307,231	236,710
Loss from operations	(33,647)	(16,945)	(71,196)	(57,556)
Interest expense	(29,308)	(13,188)	(61,820)	(24,874)
Interest income and other, net	746	4,076	8,833	6,479
Loss before provision for (benefit from) income taxes	(62,209)	(26,057)	(124,183)	(75,951)
Provision for (benefit from) income taxes	(1,411)	260	(5,453)	(9,172)
Net loss	$(60,798)	$(26,317)	$(118,730)	$(66,779)
Net loss per share, basic and diluted	$(0.88)	$(0.42)	$(1.76)	$(1.08)
Weighted-average number of shares used in computing net loss per share, basic and diluted	68,941	63,057	67,349	61,973

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,

	2020	2019	2020	2019
Net loss	$(60,798)	$(26,317)	$(118,730)	$(66,779)
Other comprehensive gain (loss) in relation to defined benefit plans, net of tax	(53)	(58)	34	(1,463)
Changes in unrealized gain (loss) on marketable securities, net of tax	(1,421)	373	(335)	210
Foreign currency translation adjustments, net of tax	(1,833)	—	4,456	—
Comprehensive loss	$(64,105)	$(26,002)	$(114,575)	$(68,032)

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended October 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at July 31, 2020	68,778.343	$7	$822,197	$8,333	$(403,621)	$426,916
Issuance of common stock for acquisitions	—	—	—	—	—	—
Issuance of common stock for employee share purchase plan	104,488	—	8,240	—	—	8,240
Exercise of stock options	375,612	—	5,513	—	—	5,513
Stock-based compensation expense	—	—	37,106	—	—	37,106
Vested restricted stock units	341,543	—	—	—	—	—
Settlement of 2023 Notes (Note 8)	110,580	—	(804)	—	—	(804)
Temporary equity reclassification	—	—	(52)	—	—	(52)
Other comprehensive loss	—	—	—	(3,307)	—	(3,307)
Net loss	—	—	—	—	(60,798)	(60,798)
Balance at October 31, 2020	69,710,566	$7	$872,200	$5,026	$(464,419)	$412,814

	Nine Months Ended October 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at January 31, 2020	64,528,970	$7	$790,468	$871	$(345,689)	$445,657
Issuance of common stock for acquisitions	432,634	—	41,841	—	—	41,841
Issuance of common stock for employee share purchase plan	209,306	—	15,631	—	—	15,631
Exercise of stock options	1,363,416	—	15,122	—	—	15,122
Stock-based compensation expense	—	—	95,862	—	—	95,862
Vested restricted stock units	999,828	—	—	—	—	—
Equity component of 2026 Notes, net of issuance costs	—	—	501,053	—	—	501,053
Purchase of capped calls in relation to 2026 Notes	—	—	(192,786)	—	—	(192,786)
Settlement of 2023 Notes (Note 8)	2,176,412	—	(385,218)	—	—	(385,218)
Deferred tax related to convertible senior notes	—	—	(9,588)	—	—	(9,588)
Temporary equity reclassification	—	—	(185)	—	—	(185)
Other comprehensive income	—	—	—	4,155	—	4,155
Net loss	—	—	—	—	(118,730)	(118,730)
Balance at October 31, 2020	69,710,566	$7	$872,200	$5,026	$(464,419)	$412,814

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended October 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at July 31, 2019	62,727,158	$7	$750,617	$(1,233)	$(295,319)	$454,072
Issuance of common stock for employee share purchase plan	106,654	—	6,059	—	—	6,059
Exercise of stock options	524,686	—	3,189	—	—	3,189
Stock-based compensation expense	—	—	22,178	—	—	22,178
Vested restricted stock units	308,777	—	—	—	—	—
Other comprehensive income	—	—	—	315	—	315
Net loss	—	—	—	—	(26,317)	(26,317)
Balance at October 31, 2019	63,667,275	$7	$782,043	$(918)	$(321,636)	$459,496

	Nine Months Ended October 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at January 31, 2019	60,455,381	$6	$567,797	$335	$(254,857)	$313,281
Equity component of 2025 Notes, net of issuance costs	—	—	246,967	—	—	246,967
Purchase of capped calls	—	—	(118,738)	—	—	(118,738)
Cancellation of common stock issued from acquisitions	(7,784)	—	—	—	—	—
Issuance of common stock for employee share purchase plan	215,412	—	11,455	—	—	11,455
Exercise of stock options	2,164,207	1	13,730	—	—	13,731
Stock-based compensation expense	—	—	60,832	—	—	60,832
Vested restricted stock units	840,059	—	—	—	—	—
Other comprehensive loss	—	—	—	(1,253)	—	(1,253)
Net loss	—	—	—	—	(66,779)	(66,779)
Balance at October 31, 2019	63,667,275	$7	$782,043	$(918)	$(321,636)	$459,496

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,

	2020	2019
Cash flows from operating activities
Net loss	$(118,730)	$(66,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,529	19,165
Amortization of premium on marketable securities, net	869	374
Amortization of deferred commissions	10,102	6,675
Amortization of debt discount and issuance costs	58,727	23,350
Stock-based compensation	94,851	60,068
Gain on conversion of convertible senior notes	(3,166)	—
Repayments of convertible senior notes attributable to debt discount (Note 8)	(27,208)	—
Other	3,923	(637)
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	22,519	23,855
Prepaid expenses and other current assets	1,591	(9,839)
Other assets	(2,730)	(2,998)
Deferred commissions	(11,355)	(15,491)
Accounts payable	(1,435)	(4,126)
Accrued expenses and other liabilities	4,941	6,895
Deferred revenue	(11,630)	5,365
Net cash provided by operating activities	57,798	45,877
Cash flows from investing activities
Purchases of marketable securities	(788,047)	(318,759)
Maturities of marketable securities	351,973	44,796
Sales of marketable securities	830,125	199,314
Acquisitions, net of cash acquired	(94,121)	(208,505)
Purchases of property and equipment	(9,559)	(9,862)
Net cash provided by (used in) investing activities	290,371	(293,016)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	1,355,066	786,157
Purchase of capped calls	(192,786)	(118,738)
Repayments of convertible senior notes	(554,244)	—
Proceeds from the exercise of common stock options	14,425	14,095
Proceeds from issuance of common stock for employee stock purchase plan	15,631	11,455
Net cash provided by financing activities	638,092	692,969
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	128	—
Net increase in cash, cash equivalents, and restricted cash	986,389	445,830
Cash, cash equivalents, and restricted cash at beginning of year	268,280	141,319
Cash, cash equivalents, and restricted cash at end of period	$1,254,669	$587,149
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$1,251,006	$587,029
Restricted cash included in other assets	3,663	120
Total cash, cash equivalents, and restricted cash	$1,254,669	$587,149
See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,

	2020	2019
Supplemental disclosure of cash flow data
Cash paid for income taxes	$2,495	$1,584
Cash paid for interest	$533	$543
Supplemental disclosure of non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$323	$537

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including, but not limited to, the lives of tangible and intangible assets, stock-based compensation, the fair value of the contingent purchase consideration, the estimate of credit losses on accounts receivable and marketable securities, the valuation of acquired intangible assets and the recoverability or impairment of intangible assets, including goodwill, determination of performance obligations and standalone selling price ("SSP") in connection with revenue recognition, convertible senior notes fair value, the benefit period of deferred commissions, and provision for (benefit from) income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.
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
The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Level 2 - Observable inputs other than quoted price in active markets for identical assets or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 - Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the assets or liabilities.

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
The Company determines revenue recognition through the following five-step framework:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.

Subscription Revenues
The Company offers subscriptions to its cloud-based business spend management platform, including procurement, invoicing and expense management. Subscription revenues consist primarily of fees to provide the Company’s customers access to its cloud-based platform, which includes routine customer support. Subscription contracts do not provide customers with the right to take possession of the software, are non-cancelable, and do not contain general rights of return. Generally, subscription revenues are recognized ratably over the contractual term of the arrangement, beginning on the date that the service is made available to the customer. Subscription contracts typically have a term of three years with invoicing occurring in annual installments at the beginning of each year in the subscription period. Subscription revenues also include fees to provide support and updates to legacy acquired customers. The support and update revenues associated with these customers are recognized ratably over the contract term.
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
The determination of SSP for each distinct performance obligation requires judgment. The Company determines SSP for performance obligations based on overall pricing objectives, which take into consideration market conditions and entity-specific factors. This includes a review of historical data related to the size of arrangements, the cloud applications being sold, customer demographics and the numbers and types of users within the arrangements. The Company uses a range of amounts to estimate SSP for performance obligations. There is typically more than one SSP for individual products and services due to the stratification of those products and services by considerations such as size and sales regions.
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. The Company records a receivable when revenue is recognized prior to invoicing. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition. Subscription and fixed-fee professional services arrangements are commonly billed in advance, recognized as deferred revenue, and then amortized into revenue over time. However, other professional services arrangements, primarily those recognized on a time-and-materials basis, are billed in arrears following services that have been rendered. This may result in revenue recognition greater than invoiced amounts which results in a receivable balance. Receivables represent an unconditional right to payment. As of October 31, 2020 and January 31, 2020, the balance of accounts receivable, net of the allowance for doubtful accounts, was $98.3 million and $118.5 million, respectively. Of these balances, $3.2 million and $6.1 million represent short-term unbilled receivable amounts as of October 31, 2020 and January 31, 2020, respectively. As of October 31, 2020 and January 31, 2020, the Company had long-term unbilled receivables of approximately $197,000 and $350,000, respectively, which were included in Other assets on the condensed consolidated balance sheet.
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

At any point in the contract term, the transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied. These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. As of October 31, 2020, approximately $747.8 million of revenue is expected to be recognized from remaining performance obligations, a majority of which is related to multi-year subscription arrangements. The Company expects to recognize revenue on approximately three-fourths of these remaining performance obligations within the next 24 months and the remainder thereafter. The Company applies the practical expedient to exclude remaining performance obligations that are part of contracts with an original expected duration of one year or less. During the three and nine months ended October 31, 2020, the revenue recognized from performance obligations satisfied in prior periods was approximately $1.5 million and $5.0 million, respectively.
Accounts Receivable and Allowances for Doubtful Accounts and Credit Losses
The Company extends credit to its customers in the normal course of business and does not require cash collateral or other security to support the collection of customer receivables. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period and provides a reserve when needed based on an assessment of various factors including the aging of the receivable balance, historical experience, and expectations of forward-looking loss estimates. When developing the expectations of forward-looking loss estimates, the Company takes into consideration forecasts of future economic conditions, information about past events, such as historical trends of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. Accounts receivable are written off when deemed uncollectible. The allowances for doubtful accounts and credit losses were approximately $3.5 million as of October 31, 2020 and not material as of January 31, 2020.
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
Deferred Revenue
Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancellable contracts that have not yet been billed. During the three months ended October 31, 2020, the Company recognized revenue of $107.8 million that was included in the deferred revenue balance as of July 31, 2020. During the nine months ended October 31, 2020, the Company recognized revenue of $228.0 million that was included in the deferred revenue balance as of January 31, 2020.
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
The Company capitalized commission costs of $5.3 million and $5.6 million, and amortized $3.6 million and $2.4 million to sales and marketing expense in the accompanying condensed consolidated statements of operations during the three months ended October 31, 2020 and 2019, respectively. The Company capitalized commission costs of $11.4 million and $15.5 million and amortized $10.1 million and $6.7 million to sales and marketing expense in the accompanying condensed consolidated statements of operations during the nine months ended October 31, 2020 and 2019, respectively.

Leases
Leases arise from contracts that convey the right to control the use of identified property or equipment for a period of time in exchange for consideration. The Company’s leasing arrangements are primarily for office space used to conduct operations.
Leases are classified at commencement as either operating or finance leases. As of October 31, 2020, all of the Company’s leases are classified as operating leases. Rent expense for operating leases is recognized using the straight-line method over the term of the agreement beginning on the lease commencement date.
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
As of October 31, 2020, the Company was not a material lessor in leasing arrangements or a party to a material sublease arrangement.
Recent Accounting Guidance
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU No. 2016-13 replaces the incumbent incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company adopted this standard on February 1, 2020, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). The standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early adoption is permitted. The Company early adopted this standard on February 1, 2020, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
In May 2020, the SEC issued Final Rule Release No. 33-10786, which amends the financial statement requirements for acquisitions and dispositions of businesses and related pro forma financial information required under SEC Regulation S-X, Rule 3-05. Among other modifications, the amendments change certain criteria in the significance tests used to determine the requirements for audited financial statements and related pro forma financial information, the periods audited financial statements must cover, and the form and content of the pro forma financial information. The final rule is effective on January 1, 2021, however, voluntary early adoption is permitted as long as all amendments are adopted in their entirety. The Company early adopted the final rule during the third quarter of fiscal 2021, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for it. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. The ASU allows entities to use a modified or full retrospective transition method. Under the modified approach, entities will apply the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. Under the full retrospective method, entities will apply it to all outstanding financial instruments for each prior reporting period presented. The Company is currently evaluating the timing and method of adoption and the related impact of the new guidance on the earnings per share and on its financial statements.

Note 3. Marketable Securities

The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	October 31, 2020
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$83,181	$116	$(1)	$83,296
Corporate notes and bonds	19,395	163	—	19,558
Certificates of deposit	280	—	—	280
Total marketable securities	$102,856	$279	$(1)	$103,134

	January 31, 2020
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$306,871	$324	$—	$307,195
Corporate notes and bonds	155,751	272	—	156,023
Commercial paper	15,977	—	—	15,977
Asset backed securities	15,501	17	—	15,518
Certificates of deposit	4,447	—	—	4,447
Total marketable securities	$498,547	$613	$—	$499,160

As of October 31, 2020, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$101,802
Due in one year through five years	1,332
Total	$103,134

The Company's marketable securities consist primarily of U.S. Treasury securities and high credit quality corporate notes and bonds. As the Company views its marketable securities as available to support its current operations, it has classified all available for sale securities as short-term.
During the three and nine months ended October 31, 2020, the Company recognized gross realized gains of approximately $872,000, and $1.0 million, from available-for-sale marketable securities, respectively. During the three and nine months ended October 31, 2019, there were no material gross realized gains or losses from available-for-sale marketable securities.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of October 31, 2020, the unrealized losses and the related risk of expected credit losses were insignificant.

Note 4. Business Combinations

Much-Net GmbH

On September 15, 2020, the Company acquired all of the equity interest in Much-Net GmbH, ("Much-Net"), a financial instrument software and service provider that specializes in risk management. The purchase consideration was approximately $4.3 million in cash which is net of $1.8 million in cash acquired. The acquisition was accounted for as a business combination and, accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. In aggregate, the Company recorded $1.0 million for developed technology intangible assets with an estimated useful life of four years, and $4.1 million of goodwill which is primarily attributed to assembled workforce and expected synergies. The goodwill is not deductible for income tax purposes. The other assets acquired and liabilities assumed were not material.
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

Bellin Treasury International GmbH

On June 9, 2020, the Company acquired all of the equity interest in Bellin Treasury International GmbH, (“Bellin”), a cloud-based treasury management software platform that improves visibility and control over cash, and optimizes treasury processes. The purchase consideration was approximately $121.2 million, comprised of $79.4 million in cash (of which $8.0 million is being held in escrow for eighteen months after the transaction closing date) and 186,300 shares of the Company’s common stock with a fair value of approximately $41.8 million as of the transaction close date. In addition, the Company issued 208,766 shares of unvested common stock with an approximate fair value of $46.9 million to one of the selling shareholders. These shares are subject to service-based vesting conditions including continued employment with the Company, and all these shares were unvested as of October 31, 2020. The value assigned to the unvested common stock will be recorded as post-acquisition compensation expense as the shares vest and has been excluded from the purchase consideration.

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

June 9, 2020
Cash and cash equivalents	$4,783
Accounts receivable	5,345
Intangible assets	42,745
Other assets	5,203
Goodwill	85,504
Accounts payable and other current liabilities	(3,796)
Deferred revenue	(4,230)
Deferred tax liability, net	(11,610)
Other non-current liabilities	(2,769)
Total consideration	$121,175

The purchase price allocation is preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the twelve months measurement period, if necessary. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Bellin and is not deductible for income tax purposes. The Company determined the fair values of intangible assets acquired and liabilities assumed with the assistance of third-party valuation consultants. Based on this valuation, the intangible assets acquired were (in thousands):

	Fair Value	Useful life (in Years)
Developed technology	$27,800	5
Customer relationships	14,700	5
Trademarks	245	0.5
Total intangible assets	$42,745

The Company incurred costs related to this acquisition of approximately $1.2 million for the nine months ended October 31, 2020. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date and are not material to the Company’s condensed consolidated financial results. Pro forma results of operations for this acquisition have not been presented as the financial impact on the Company’s condensed consolidated financial statements would be immaterial.

ConnXus, Inc.

On May 1, 2020, the Company acquired all of the equity interest in ConnXus, Inc. (“ConnXus”), a cloud-based supply relationship management platform that enables enterprises, health systems and government agencies to monitor all aspects of their supplier diversity compliance programs. The purchase consideration was approximately $10.0 million in cash of which approximately $1.4 million is being held back by the Company for fifteen months after the transaction closing date.
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

The purchase price allocation is preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the twelve months measurement period, if necessary. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of ConnXus and is not deductible for income tax purposes. The Company determined the fair values of intangible assets acquired and liabilities assumed. Based on this valuation, the intangible assets acquired was (in thousands):

	Fair Value	Useful life (in Years)
Developed technology	$1,900	4
Total intangible assets	$1,900

The Company incurred costs related to this acquisition of approximately $400,000 for the nine months ended October 31, 2020. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date and are not material to the Company’s condensed consolidated financial results. Pro forma results of operations for this acquisition have not been presented as the financial impact on the Company’s condensed consolidated financial statements would be immaterial.

Yapta, Inc.
On December 13, 2019, the Company completed the acquisition of Yapta, Inc., (“Yapta”). Yapta developed technology that enables the Company to offer price assurance capabilities that dynamically track prices on airline and hotel reservations and instantly rebooks them at the lowest available price, without impacting the traveler experience. The purchase consideration comprised of approximately $98.7 million in cash and $12.5 million in cash contingent on the achievement of Yapta’s revenue target during the twelve months starting from the transaction closing date. Approximately $9.8 million of the purchase consideration is being held in escrow for fifteen months after the transaction closing day.

The acquisition was accounted for as a business combination and, accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. The contingent cash consideration was classified as a liability and included in other liabilities on the Company’s condensed consolidated balance sheet, subject to measurement on a recurring basis at fair value. The valuation of the contingent consideration was determined based on the probable achievement of Yapta’s revenues target within a specified time period from the transaction date. As of the acquisition date and January 31, 2020, the fair value of the contingent consideration payable was determined to be $12.5 million. As of April 30, 2020, the Company estimated that Yapta would not be able to achieve the revenues target during the measurement period of twelve months starting from the transaction closing date, largely caused by the reduced business travel activity arising from the pandemic related to the novel strain of the coronavirus ("COVID-19"). As a result, the fair value of the contingent consideration was determined to be zero at April 30, 2020, and the Company reversed the $12.5 million of contingent liabilities with an offset to general and administrative expenses in the condensed consolidated statements of operations during the three months ended April 30, 2020. As of October 31, 2020, the Company determined that the fair value of the contingent consideration remained at zero. The Company will continue to track Yapta’s revenues and evaluate the fair value of the contingent consideration during the remaining revenue target measurement period.
The major classes of assets and liabilities to which the Company has allocated the total fair value of purchase consideration of $111.2 million were as follows (in thousands):

December 13, 2019
Cash and cash equivalents	$333
Accounts receivable	3,796
Intangible assets	39,710
Other assets	1,482
Goodwill	70,748
Deferred tax liability, net	(2,498)
Accounts payable and other liabilities	(2,387)
Total consideration	$111,184

The purchase price allocation is preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the twelve months measurement period, if necessary. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of Yapta and is not deductible for income tax purposes. The Company determined the fair values of intangible assets acquired and liabilities assumed with the assistance of third-party valuation consultants. Based on this valuation, the intangible assets acquired were (in thousands):

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

Note 5. Fair Value Measurements
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at October 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:(1)
Money market funds	$251,303	$—	$—	$251,303
Marketable securities:
U.S. treasury securities	—	83,296	—	83,296
Corporate notes and bonds	—	19,558	—	19,558
Certificate of deposit	—	280	—	280
Derivative assets:(2)
Foreign currency forward contracts not designated as hedges	—	6	—	6
Total assets	$251,303	$103,140	$—	$354,443
Derivative liabilities:(2)
Foreign currency forward contracts not designated as hedges	$—	$17	$—	$17
Total liabilities	$—	$17	$—	$17

(1)Included in cash and cash equivalents.
(2)The derivative assets and derivative liabilities are related to foreign currency forward contracts at a notional amount of $3.2 million. The derivative assets were included in prepaid expenses and other current assets, and the derivative liabilities were included in the accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets at October 31, 2020. The foreign currency forward contracts were accounted for as an economic hedge and as a result the changes in the fair value of the derivative assets and liabilities were recognized in the Company’s condensed consolidated statements of operations. The changes in the fair value during the quarter ended October 31, 2020 were not material.

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

(1)Included in cash and cash equivalents.

The contingent consideration payable of $12.5 million as of January 31, 2020 represents the estimated fair value of the additional variable cash consideration payable in connection with the acquisition of Yapta that is contingent upon the achievement of Yapta’s revenue target during the twelve months from the transaction closing day. As of April 30, 2020, the Company estimated that Yapta will not be able to achieve the revenues target during the measurement period of twelve months starting from the transaction closing date. As a result, the fair value of the contingent consideration was determined to be zero as of April 30, 2020 and remained at zero at October 31, 2020. Refer to Note 4, “Business Combinations” for further details on the contingent consideration.

The Company has $1,380.0 million in aggregate principal amount of 0.375% convertible senior notes due in 2026 (the “2026 Notes”), $805.0 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (the “2025 Notes”) and $10.1 million in aggregate principal amount of 0.375% convertible senior notes due in 2023 (the “2023 Notes” and together with the 2025 Notes and 2026 Notes, the “Convertible Notes”), outstanding as of October 31, 2020. Refer to Note 8, “Convertible Senior Notes” for further details on the Convertible Notes.
The Company carries the Convertible Notes at par value less the portion allocated to equity and the related unamortized discount and issuance costs on its condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value of the 2026 Notes, 2025 Notes and 2023 Notes, based on a market approach as of October 31, 2020 was approximately $1,613.2 million, $1,435.0 million and $70.5 million, respectively, which represents a Level 2 valuation estimate. The estimated fair value of the 2025 Notes and 2023 Notes, based on a market approach as of January 31, 2020 was approximately $1,015.3 million and $858.3 million, respectively, which represents a Level 2 valuation estimate. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last trade completed prior to the end of the period.

Note 6. Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	October 31, 2020	January 31, 2020
Furniture and equipment	$9,782	$6,767
Software development costs	41,747	33,326
Leasehold improvements	2,085	1,880
Construction in progress	716	45
Total property and equipment	54,330	42,018
Less: accumulated depreciation and amortization	(30,367)	(23,216)
Property and equipment, net	$23,963	$18,802

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $900,000 and $438,000 for the three months ended October 31, 2020 and 2019, respectively, and $2.2 million and $1.2 million for the nine months ended October 31, 2020 and 2019, respectively.

Amortization expense related to software development costs was approximately $2.0 million and $1.1 million for the three months ended October 31, 2020 and 2019, respectively, and $5.0 million and $2.4 million for the nine months ended October 31, 2020 and 2019, respectively.

Note 7. Goodwill and Other Intangible Assets
Goodwill
The following tables represent the changes in goodwill (in thousands):

Balance at January 31, 2020	$442,112
Additions from acquisitions	98,175
Foreign currency translation adjustments	3,077
Other adjustments	1,027
Balance at October 31, 2020	$544,391

Other Intangible Assets
The following table summarizes the other intangible assets balances (in thousands):

	As of
	October 31, 2020				January 31, 2020
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.5	$156,842	$(49,813)	$107,029	$125,135	$(26,840)	$98,295
Customer relationships	3.9	53,535	(15,053)	38,482	38,294	(8,061)	30,233
Trademarks	—	1,209	(1,209)	—	955	(823)	132
Total other intangible assets		$211,586	$(66,075)	$145,511	$164,384	$(35,724)	$128,660

Amortization expense related to other intangible assets was approximately $11.1 million and $6.5 million for the three months ended October 31, 2020 and 2019, respectively, and $30.3 million and $16.1 million for the nine months ended October 31, 2020 and 2019, respectively.

As of October 31, 2020, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2021 (remaining three months)	$11,124
2022	44,072
2023	39,520
2024	33,403
2025	14,258
Thereafter	3,134
Total	$145,511

Note 8. Convertible Senior Notes
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

Holders may convert their 2026 Notes, at their option, prior to the close of business on the business day immediately preceding March 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances:
•during any fiscal quarter commencing after the fiscal quarter ending on October 31, 2020 (and only during such fiscal quarter), if the last reported sale price of its common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate for the 2026 Notes on each such trading day;
•after the Company’s issuance of a notice of redemption and prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events, as defined in the Indenture.
If the Company undergoes a fundamental change, as described in the Indenture, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their 2026 Notes. The fundamental change repurchase price is equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding the fundamental change repurchase date. If holders elect to convert their 2026 Notes in connection with a make-whole fundamental change or during a redemption period, as described in the Indenture, the Company will, to the extent provided in the Indenture, increase the conversion rate applicable to the 2026 Notes.
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
The conversion condition for the 2025 Notes was initially met during the three months ended July 31, 2020 and it continued to be met during the three months ended October 31, 2020. As a result, the 2025 Notes continued to be convertible at the option of the holders and remained classified as current liabilities on the condensed consolidated balance sheet as of October 31, 2020.
As of October 31, 2020, an immaterial principal amount of 2025 Notes was requested for conversion, which is expected to be settled during the quarter ended January 31, 2021. In addition, from November 1, 2020 to the date of this filing, the Company has not received any additional conversion requests for the 2025 Notes.
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
The conversion condition for the 2023 Notes was initially met during the three months ended April 30, 2019, and has been met for each subsequent fiscal quarter. As a result, the 2023 Notes were convertible at the option of the holders and remained classified as current liabilities on the condensed consolidated balance sheet as of October 31, 2020. For the nine months ended October 31, 2020, the Company settled conversion requests on the principal amount of the 2023 Notes totaling approximately $130.8 million by paying cash for the principal amount of $130.8 million and issuing approximately 2.2 million shares of the Company’s common stock, bearing a fair value of approximately $402.9 million. In addition, during the nine months ended October 31, 2020, using proceeds from the 2026 Notes issuance, the Company cancelled approximately $89.0 million principal amount of the 2023 Notes by paying cash of approximately $450.6 million. For the nine months ended October 31, 2020, the Company recognized a gain of approximately $3.2 million on conversion and cancellation of the 2023 Notes representing the net carrying amount in excess of the fair value of the liability component of the converted and cancelled notes on the respective settlement dates. The amount is included in interest income and other, net in the Company’s condensed consolidated statement of operations.
As of October 31, 2020, approximately $10.1 million principal amount of 2023 Notes remained outstanding, out of which approximately $1.3 million principal amount was requested for conversion. In relation to the $1.3 million principal amount of requested conversion, the Company reclassified a portion of the equity of approximately $185,000, representing the difference between the principal and net carrying amount of the notes requested for conversion, into temporary equity, as these requests will be settled during the subsequent quarter. In addition, from November 1, 2020 to the date of this filing, the Company has not received additional conversion requests for the 2023 Notes.

The 2026 Notes, 2025 Notes and 2023 Notes consisted of the following (in thousands):

	As of			As of
	October 31, 2020			January 31, 2020
	2026 Notes	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Liability:
Principal	$1,380,000	$805,000	$10,139	$805,000	$230,000
Unamortized debt discount and issuance costs (1)	(500,160)	(213,628)	(1,449)	(242,388)	(42,885)
Net carrying amount	$879,840	$591,372	$8,690	$562,612	$187,115
Carrying amount of the equity component (2)	$501,053	$246,967	$2,665	$246,967	$60,470
(1)Included in the condensed consolidated balance sheets within Convertible senior notes, net and amortized over the remaining lives of the convertible senior notes. The 2026 Notes are classified as long-term liabilities, and the 2025 Notes and 2023 Notes are classified as current liabilities.
(2)Included in the condensed consolidated balance sheets within additional paid-in capital and temporary equity.
The effective interest rates of the liability component of the 2026 Notes, 2025 Notes and 2023 Notes, excluding each tranche of notes’ conversions options, is 8.83%, 7.05% and 7.66%, respectively. As of October 31, 2020, the if-converted value of the 2026 Notes did not exceed the principal amount of $1,380.0 million. As of October 31, 2020 and January 31, 2020, the if-converted value of the 2025 Notes exceeded the principal amount by $545.2 million and $7.8 million, respectively. As of October 31, 2020 and January 31, 2020, the if-converted value of the 2023 Notes exceeded the principal amount by $50.8 million and $602.8 million, respectively.
During the three months ended October 31, 2020 and 2019, the Company recognized $27.4 million and $12.4 million, respectively, of interest expense related to the amortization of debt discount and issuance costs, and $1.6 million and $500,000, respectively, of coupon interest expense. During the nine months ended October 31, 2020 and 2019, the Company recognized $58.7 million and $23.4 million, respectively, of interest expense related to the amortization of debt discount and issuance costs, and $2.8 million and $1.0 million, respectively, of coupon interest expense.
As of October 31, 2020, the remaining life of the 2026 Notes, 2025 Notes and 2023 Notes is approximately 5.6 years, 4.6 years and 2.2 years, respectively.
Capped Calls
In conjunction with the issuance of the 2026 Notes, 2025 Notes and 2023 Notes, the Company entered into capped call transactions (the “Capped Calls”) on the Company’s stock with certain counterparties at a price of $192.8 million, $118.7 million and $23.3 million, respectively.
The Capped Calls exercise price is equal to the initial conversion price of each of the Convertible Notes, and the cap price is $503.42 per share for 2026 Notes, $295.55 per share for 2025 Notes and $63.821 per share for 2023 Notes, each subject to certain adjustments under the terms of the Capped Call transactions. If any tranche of convertible notes’ conversion option is exercised, the corresponding convertible note capped call will become exercisable on the same date. As of the date of filing, the Company has not exercised the Capped Calls in relation to the conversion of 2023 Notes or 2025 Notes.
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

Note 9. Commitments and Contingencies
Commitments
The Company leases office space under non-cancelable operating leases with various expiration dates through February 2030. For the three months ended October 31, 2020 and 2019, lease costs in relation to long-term leases were approximately $2.8 million and $2.4 million, respectively, and $8.1 million and $6.2 million for the nine months ended October 31, 2020 and 2019, respectively. For the three months ended October 31, 2020 and 2019, short-term leases costs were approximately $300,000 and $400,000, respectively, and $800,000 and $1.2 million for the nine months ended October 31, 2020 and 2019, respectively. Variable lease costs were immaterial for the three and nine months ended October 31, 2020 and 2019. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments or the lease right-of-use asset/lease liability.
For the three months ended October 31, 2020 and 2019, cash paid for operating lease liabilities was approximately $2.7 million and $2.3 million, respectively, and $8.0 million and $6.2 million for the nine months ended October 31, 2020 and 2019, respectively. For the three months ended October 31, 2020 and 2019, right-of-use assets obtained in exchange of lease obligations was approximately $0.9 million and $4.8 million, respectively, and $3.9 million and $6.8 million for the nine months ended October 31, 2020 and 2019, respectively. As of October 31, 2020, the weighted-average remaining lease term was 3.7 years, and the weighted-average discount rate was 6.3%.
Additionally, the Company has current contractual purchase obligations for hosting services and web development services that support business operations. As of October 31, 2020, the remaining maturities of operating lease liabilities and future purchase obligations are as follows (in thousands):

Year Ending January 31,	Operating Lease Obligations	Future Purchase Obligations
2021 (remaining three months)	$2,680	$342
2022	10,249	13,069
2023	9,073	15,000
2024	8,069	1,250
2025	3,223	—
Thereafter	1,580	—
Total payments	34,874	$29,661
Less imputed interest	(3,644)
Total	$31,230

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
Preferred Stock
As of October 31, 2020, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.
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
As of October 31, 2020, the Company had 9,942,668 shares of its common stock available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will automatically increase on the first day of each fiscal year during the term of the 2016 Plan by a number of shares equal to 5% of its outstanding shares of common stock on the last day of the prior fiscal year. The number and class of shares reserved under the Company’s 2016 Plan will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.
The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the nine months ended October 31, 2020 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at January 31, 2020	4,233,435	$17.28	6.36	$609,061
Option grants	—	$—	—	—
Options exercised	(1,363,416)	$11.09	—	—
Options forfeited	(4,011)	$12.52	—	—
Balance at October 31, 2020	2,866,008	$20.23	5.82	$709,245
Exercisable at October 31, 2020	2,533,882	$15.57	5.60	$638,867

(1)The above table includes 878,869 stock options with market and service based conditions.

The options exercisable as of October 31, 2020 include options that can be exercised prior to vesting. The aggregate intrinsic value of options vested and exercisable as of October 31, 2020 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of October 31, 2020. The aggregate intrinsic value of exercised options was $296.0 million and $238.0 million for the nine months ended October 31, 2020 and 2019, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

No options were granted during the nine months ended October 31, 2020. For the nine months ended October 31, 2019, the weighted-average grant date fair value of options granted was $41.81 per share. The total grant date fair value of options vested was $1.5 million and $2.2 million for the three months ended October 31, 2020 and 2019, respectively, and approximately $6.8 million and $6.5 million for the nine months ended October 31, 2020 and 2019, respectively.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity related to the Company’s RSUs during the nine months ended October 31, 2020:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Awarded and unvested at January 31, 2020	2,830,782	$70.90
Awards granted	1,121,375	$164.26
Awards vested	(999,828)	$66.50
Awards forfeited	(145,847)	$91.67
Awarded and unvested at October 31, 2020	2,806,482	$108.68

(1)The above table includes 100,178 restricted share units with market and service based conditions.

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

As of October 31, 2020, all market-based milestones of the 2016 CEO Grant and 2018 CEO Grant were achieved, resulting in 544,127 shares and 216,187 shares, respectively, being vested and exercisable. As of October 31, 2020, the three-year performance period related to 2020 PSU Grant had not been completed, resulting in no shares being vested and exercisable. Stock-based compensation expense recognized for market-based awards was approximately $1.7 million and $420,000 for the three months ended October 31, 2020 and 2019, respectively, and $5.3 million and $1.3 million for the nine months ended October 31, 2020 and 2019, respectively.
2016 Employee Stock Purchase Plan
The Board of Directors adopted the 2016 Employee Stock Purchase Plan (the “ESPP”) in September 2016 and it has been approved by the Company’s stockholders. The ESPP allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code.
As of October 31, 2020, the Company had 1,755,814 shares of its common stock available for future issuance under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year during the term of the ESPP by a number of shares equal to the least of (i) 1% of its outstanding shares of common stock on the last day of the prior fiscal year, (ii) 1,250,000 shares or (iii) a lesser number of shares determined by the Board of Directors. The number and class of shares reserved under the ESPP will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

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
As of October 31, 2020, 1,371,619 shares of common stock were purchased under the 2016 ESPP. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2016 ESPP. As of October 31, 2020, total unrecognized compensation cost related to the 2016 ESPP was $15.2 million which will be amortized over a weighted-average period of approximately 1.7 years.
Stock-based Compensation
The Company’s total stock-based compensation expense as of the dates indicated was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,

	2020	2019	2020	2019
Cost of revenue:
Subscription	$2,836	$1,886	$7,641	$5,045
Professional services and other	2,939	2,113	8,303	5,581
Research and development	7,691	5,517	21,131	14,640
Sales and marketing	9,790	6,135	26,558	17,034
General and administrative	13,555	6,304	31,218	17,768
Total	$36,811	$21,955	$94,851	$60,068

Stock-based compensation capitalized in capitalized software development costs was approximately $3.1 million and $2.1 million at October 31, 2020 and January 31, 2020, respectively.

As of October 31, 2020, there was approximately $5.9 million of total unrecognized compensation cost related to unvested stock options granted to employees under the Company’s 2006 Stock Plan and 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.0 years.
As of October 31, 2020, there was approximately $281.5 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.4 years.

The fair values of the Company’s stock options, ESPP and market-based awards granted during the nine months ended October 31, 2020 and 2019 were estimated using the following assumptions:

	Three Months Ended October 31,						Nine Months Ended October 31,

	2020			2019			2020			2019
Employee Stock Options:
Expected term (in years)	—			—			—			6.0
Volatility	—			—			—			42.7%
Risk-free interest rate	—			—			—			2.4%
Dividend yield	—			—			—			—
Employee Stock Purchase Plan:
Expected term (in years)	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0
Volatility	55.7%	-	60.7%	44.4%	-	55.9%	48.6%	-	60.7%	44.4%	-	65.9%
Risk-free interest rate	0.1%	-	0.2%	1.7%	-	1.9%	0.1%	-	0.4%	1.7%	-	2.5%
Dividend yield	—			—			—			—
Market-based Award
Expected term (in years)	—			—			3.0			—
Volatility	—			—			48.4%			—
Risk-free interest rate	—			—			0.4%			—
Dividend yield	—			—			—			—

These assumptions and estimates are as follows:

•Fair Value of Common Stock. The Company used the publicly quoted price as reported on the Nasdaq Global Select Market as the fair value of its common stock.
•Expected Term. The expected term represents the weighted-average period that the stock options are expected to remain outstanding. To determine the expected term for employee stock options, the Company generally applies the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award as the Company does not have sufficient historical exercise data to provide a reasonable basis for an estimate of expected term. The expected term for the employee stock purchase plan ranges from six months, the length of one purchase period, to two years, the length of one offering period. The market-based awards have a three-year expected term.
•Risk-Free Interest Rate. The Company bases the risk-free interest rate on the yields of U.S. Treasury securities with maturities approximately equal to the term of employee stock option or market-based awards.
•Expected Volatility. The Company uses its own sufficient historical trading prices to calculate the expected volatility in determining the fair value of the shares granted under the ESPP and market-based awards. The Company uses its own historical volatility in combination with publicly traded peers’ volatility to determine the expected volatility of stock options. In considering peer companies, characteristics such as industry, stage of development, size and financial leverage were considered.

Note 11. Income Taxes
The Company is subject to federal and various state income taxes in the United States as well as income taxes in foreign jurisdictions in which it conducts business. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely.

The Company recorded a tax benefit of approximately $1.4 million and tax expense of approximately $260,000 for the three months ended October 31, 2020 and 2019, respectively. The Company recorded a tax benefit of approximately $5.5 million for the nine months ended October 31, 2020, representing an effective tax rate of 4.39%, which was primarily attributable to excess tax benefits related to stock-based compensation and the release of a valuation allowance as a result of the recognition of a deferred tax liability from the issuance of convertible notes. The Company recorded a tax benefit of approximately $9.2 million for the nine months ended October 31, 2019 representing an effective tax rate of 12.08%, which was primarily due to the release of a valuation allowance of approximately $9.9 million as a result of recognition of a deferred tax liability from the Exari acquisition, partially offset by the provision for foreign taxes.
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

Note 12. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities as they do not share in losses. During periods when the Company is in a net loss position, basic net loss per share is the same as diluted net loss per share as the effects of potentially dilutive securities are anti-dilutive given the net loss of the Company.
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Numerator:
Net loss	$(60,798)	$(26,317)	$(118,730)	$(66,779)
Denominator:
Weighted-average common shares outstanding	68,941	63,057	67,349	61,973
Net loss per share, basic and diluted	$(0.88)	$(0.42)	$(1.76)	$(1.08)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of October 31,
	2020	2019
Options to purchase common stock	2,866,008	4,782,458
RSUs	2,806,482	3,097,344
Unvested common shares subject to repurchase	208,766	97,164
Shares committed under the ESPP	22,580	28,558
Contingent stock consideration for DCR acquisition	377,138	377,138
Holdback shares for Aquiire acquisition	—	37,570
Total	6,280,974	8,420,232

Additionally, approximately 4.7 million, 5.0 million and 0.2 million shares underlying the conversion option in the 2026 Notes, 2025 Notes and 2023 Notes, respectively, are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. These numbers of shares are subject to adjustment up to approximately 6.2 million, 6.8 million and 0.3 million shares for the 2026 Notes, 2025 Notes and 2023 Notes, respectively, if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the three months ended October 31, 2020, the average market price of the Company’s common stock exceeded the conversion price of the 2023 Notes and 2025 Notes of $44.51 per share and $159.60 per share, respectively, and did not exceed the conversion price of the 2026 Notes of $296.45 per share.

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

Note 14. Significant Customers and Geographic Information
No customer balance comprised 10% or more of total accounts receivable at October 31, 2020 or January 31, 2020.
During the three and nine months ended October 31, 2020 and October 31, 2019, revenues by geographic area, based on billing addresses of the customers, were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
United States	$81,865	$65,335	$239,239	$175,720
Foreign countries	51,099	36,449	138,860	102,547
Total revenues	$132,964	$101,784	$378,099	$278,267

No single foreign country represented more than 10% of the Company’s revenues in any period. Additionally, no single customer represented more than 10% of the Company’s revenues in any period.

Note 15. Related Parties
Morgan Stanley, together with its affiliates, held more than 10% of the Company’s voting common stock. Morgan Stanley was a counterparty to certain capped call transactions with the Company, was an initial purchaser in the offering of the 2025 Notes and the 2023 Notes, and is also a customer of the Company. In June 2019 and January 2018, the Company paid approximately $29.7 million and $7.0 million to Morgan Stanley in connection with its purchase of capped calls relating to the 2025 Notes and 2023 Notes, respectively. Morgan Stanley also earned fees of $8.0 million and $2.8 million for acting as an initial purchaser of the 2025 Notes and 2023 Notes, respectively. For the three and nine months ended October 31, 2020, the Company’s revenue recognized from this customer was approximately $306,000 and $422,000, respectively. For the three and nine months ended October 31, 2019, the Company’s revenue recognized from this customer was not material. As of October 31, 2020 and January 31, 2020, the Company had a receivables balance from this customer of approximately $271,000 and $285,000, respectively.

Note 16. Subsequent Event
On November 2, 2020, the Company completed the acquisition of LLamasoft, Inc., a supply chain design and analysis software and solutions company that provides an AI-powered enterprise decision platform to accelerate and improve decisions across the extended supply chain. In connection with the completion of the acquisition, the Company issued approximately 2.4 million shares of the Company’s common stock and paid aggregate cash of approximately $791.2 million, which is subject to adjustment for up to 90 days following the transaction closing date based on a comparison of LLamasoft's actual working capital and other amounts at closing against pre-closing estimates.

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
Our platform provides greater visibility into and control over how companies spend money. Using our platform, businesses are able to achieve real, measurable value and savings that drive their profitability; we call this “Value as a Service.” We refer to the process companies use to purchase goods and services as business spend management and to the money that they manage with this process as spend under management. We offer a comprehensive, cloud-based BSM platform that is tightly integrated and delivers a broad range of capabilities that would otherwise require the purchase and use of multiple disparate point applications. The core of our platform consists of procurement, invoicing and expense management modules that form our transactional engine and capture a company’s spend. In addition, our platform offers supporting modules to help companies further manage their spend, including strategic sourcing, spend analysis, contract management, supplier management, contingent workforce, inventory management, Coupa Pay, and our new offering of treasury management. We also offer a purchasing program, Coupa Advantage, that leverages the collective buying power of Coupa customers, and we provide benchmarking and insights to customers on our BSM platform through a solution we refer to as Community Intelligence. Moreover, through our Coupa Open Business Network, suppliers of all sizes can easily interact with buyers electronically, thus significantly reducing paper, improving operating efficiencies and reducing costs.
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
We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the three and nine months ended October 31, 2020 and 2019, respectively.
We market our platform primarily through a direct sales force and also benefit from leads driven by our partner ecosystem. Our initial contract terms are typically three years, although some customers commit for longer or shorter periods. The large majority of our customers pay annually, one year in advance. Our subscription fee includes access to our service, technical support and management of the hosting infrastructure. We generally recognize revenues from our subscription fees ratably over the contractual term of the arrangement. We do not charge suppliers who are on our platform to transact with our customers. We believe this approach helps attract more suppliers to our platform and increases the value of our platform to customers.
We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and modules to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa, Latin America and Asia-Pacific, including Japan. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 37% of our total revenues for each of the nine months ended October 31, 2020 and 2019. We believe there is opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.

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
The extent to which the COVID-19 pandemic may impact our financial condition or results of operations in future periods remains uncertain. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods, if at all. We may experience decreased customer demand, reduced customer spend, customer bankruptcies and other non-payment situations, shorter contract duration, longer sales cycles and extended payment terms, any of which could materially adversely impact our business, results of operations and overall financial performance in future periods. The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend in part on future developments and conditions, including the duration and spread of the outbreak; government responses to the pandemic; the impact on our customers and our sales cycles; extent of delays in hiring and onboarding new employees; and effect on our partners, vendors and supply chains, all of which are uncertain and difficult to predict. Additionally, due to concerns over the COVID-19 pandemic, we have postponed our in-person, annual Inspire conferences and other in-person marketing events. In the first quarter of fiscal 2021, we closed our offices globally and required our employees to work remotely. These changes remained in effect throughout the third quarter of fiscal 2021 and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented to date have not materially impaired and are not expected to materially impair our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See the section “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
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
Business Update
In September 2020, we acquired all of the equity interest in Much-Net GmbH, ("Much-Net"), a financial instrument software and service provider that specializes in risk management. The purchase consideration was approximately $4.3 million in cash which is net of $1.8 million in cash acquired.
In November 2020, we completed the acquisition of LLamasoft, Inc., a supply chain design and analysis software and solutions company that provides an AI-powered enterprise decision platform to accelerate and improve decisions across the extended supply chain. In connection with the completion of the acquisition, we issued approximately 2.4 million shares of our common stock and paid aggregate cash of approximately $791.2 million, which is subject to adjustment for up to 90 days following the transaction closing date based on a comparison of LLamasoft's actual working capital and other amounts at closing against pre-closing estimates.

Key Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of October 31,
	2020	2019
Cumulative spend under management (in billions)	$2,112.1	$1,484.9
Remaining performance obligations (in millions)	$747.8	$593.3
Deferred revenue (in millions)	$255.9	$192.5
Trailing twelve months calculated billings (in millions)	$553.0	$415.6
Customers with annualized subscription revenue above $100,000	1,000	753

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
The remaining performance obligations amount is intended to provide visibility into future revenue streams. We expect remaining performance obligations to fluctuate up or down from period to period for several possible reasons, including amounts, timing, and duration of customer contracts (including changes that we may see to customer contracts as a result of the COVID-19 pandemic), as well as the timing of billing cycles for each order.
Our deferred revenue consists of amounts that have been invoiced but not yet recognized as revenues as of the end of a reporting period. The majority of our deferred revenue balance consists of subscription revenues that are recognized ratably over the related contractual period.

Trailing Twelve Months Calculated Billings
Trailing twelve months calculated billings represents total revenues recognized during the period of consecutive twelve months ended October 31, 2020 and October 31, 2019 plus the change in deferred revenue for each of those same periods. Trailing twelve month calculated billings is comprised of subscription contracts with existing customers (including renewal contracts and add-on contracts), subscription contracts with new customers, and contracts for professional services, training and other revenues.
The trailing twelve months calculated billings is intended to provide information about our subscription revenue growth over time, and can typically be seen as an early indicator of trends in revenue growth. While trailing twelve months calculated billings can increase as our revenues grow, it may fluctuate up or down from period to period for several reasons, including amounts, timing, and duration of customer contracts (including changes that we may see to customer contracts as a result of the COVID-19 pandemic), as well as the timing of billing cycles for each order.
Customers with Annualized Subscription Revenue Above $100,000
We define customers with annualized subscription revenue above $100,000 as the total number of customers that contributed subscription revenues in excess of $25,000 during the relevant fiscal quarter, which corresponds to $100,000 on an annualized basis. For purposes of this metric, we generally define a customer as a separate and distinct entity (such as a company or an educational or government institution), a distinct business unit of a large corporation or a partner organization, in each case that has an active contract with us to access our services. Most of the subscription revenue we recognize each quarter is attributable to customers that accounted for more than $25,000 of that revenue during the quarter, and our sales and marketing strategy focuses heavily on the acquisition of customers that have the potential to contribute at least $100,000 in subscription revenues annually. Accordingly, we believe that this metric is a useful tool to aid investors in understanding a key factor that drives changes in our subscription revenues from period to period and in assessing trends in our growth, penetration of our core customer market, and our overall performance. Because the dollar threshold is tied to the actual revenue recognized during a particular quarter, customers that we acquired midway through or at the end of the quarter may not yet be included in this count, even if they have placed orders representing more than $100,000 in annual subscription revenue.
Components of Results of Operations
Revenues
We offer subscriptions to our cloud-based BSM platform, including procurement, invoicing and expense management. We derive our revenues primarily from subscription fees and professional services fees. Subscription revenues consist primarily of fees to provide our customers access to our cloud-based platform, which includes routine customer support at no additional cost. Subscription revenues also includes fees to provide support and updates to legacy acquired customers. The support and update revenues associated with these customers are recognized ratably over the contract term. Professional services fees include deployment services, optimization services, and training. Subscription revenues are a function of renewal rates, the number of customers, the number of users at each customer, the number of modules subscribed to by each customer, and the price of our modules.

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

General and Administrative
General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, recruiting, and administrative personnel, including salaries, benefits, bonuses and stock-based compensation expense; professional fees for external legal, accounting, recruiting and other consulting services and allocated overhead costs. During the first nine months of fiscal 2021, general and administrative expenses included a benefit of $12.5 million related to reversal of Yapta contingent consideration payable, as explained in Note 4, “Business Combinations” in the notes to our condensed consolidated financial statements.

Interest Expense
Interest expense consists primarily of interest expense associated with our 2026, 2025 and 2023 convertible senior notes.

Interest Income and Other, Net
Interest income and other, net consists primarily of interest income earned on our investments in marketable securities and cash and cash equivalents, gain or loss on conversion of convertible senior notes, in addition to the effects of exchange rates on our foreign currency-denominated asset and liability balances which are recorded as foreign currency gains (losses) in the condensed consolidated statements of operations.

Provision for (Benefit From) Income Taxes
Provision for (benefit from) income taxes consists primarily of the release of the valuation allowance of our deferred tax assets and excess tax benefits related to stock-based compensation, offset by income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on net deferred tax assets of our U.S. entities as we have concluded that it is not more likely than not that the deferred assets will be utilized.
Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended October 31,				Nine Months Ended October 31,

	2020		2019		2020		2019

	(in thousands, except percentages)
Revenues:
Subscription	$118,083	89%	$90,175	89%	$335,399	89%	$246,614	89%
Professional services and other	14,881	11	11,609	11	42,700	11	31,653	11
Total revenues	132,964	100	101,784	100	378,099	100	278,267	100
Cost of revenues:
Subscription	36,528	27	23,752	23	99,335	26	63,217	23
Professional services and other	14,259	11	13,542	13	42,729	11	35,896	13
Total cost of revenues	50,787	38	37,294	36	142,064	38	99,113	36
Gross profit	82,177	62	64,490	64	236,035	62	179,154	64
Operating expenses:
Research and development	30,528	23	23,460	23	87,459	23	67,838	24
Sales and marketing	53,204	40	39,145	38	149,831	40	112,575	40
General and administrative	32,092	24	18,830	18	69,941	18	56,297	20
Total operating expenses	115,824	87	81,435	79	307,231	81	236,710	84
Loss from operations	(33,647)	(25)	(16,945)	(15)	(71,196)	(19)	(57,556)	(20)
Interest expense	(29,308)	(22)	(13,188)	(13)	(61,820)	(16)	(24,874)	(9)
Interest income and other, net	746	1	4,076	4	8,833	2	6,479	2
Loss before provision for (benefit from) income taxes	(62,209)	(47)	(26,057)	(24)	(124,183)	(33)	(75,951)	(27)
Provision for (benefit from) income taxes	(1,411)	(1)	260	—	(5,453)	(1)	(9,172)	(3)
Net loss	$(60,798)	(46)%	$(26,317)	(24)%	$(118,730)	(32)%	$(66,779)	(24)%

Three Months Ended October 31, 2020 and October 31, 2019
Revenues

	Three Months Ended October 31,

	2020	2019	% Change
	(in thousands)
Subscription	$118,083	$90,175	31%
Professional services and other	14,881	11,609	28%
Total revenues	$132,964	$101,784	31%

Total revenues were $133.0 million for the three months ended October 31, 2020 compared to $101.8 million for the three months ended October 31, 2019, an increase of $31.2 million, or 31%. Subscription revenues were $118.1 million, or 89% of total revenues, for the three months ended October 31, 2020, compared to $90.2 million, or 89% of total revenues, for the three months ended October 31, 2019. This increase in absolute dollars was predominantly driven by the increase in the number of customers with annualized subscription revenue above $100,000, which was 1,000 as of October 31, 2020, compared to 753 as of October 31, 2019. Professional services revenues were $14.9 million for the three months ended October 31, 2020 compared to $11.6 million for the three months ended October 31, 2019. The increase of $3.3 million, or 28%, was primarily due to an increase in implementation services related to new customers. We will continue to monitor the COVID-19 pandemic carefully and its impact on our customers and customer acquisitions.
Cost of Revenues

	Three Months Ended October 31,

	2020	2019	% Change
	(in thousands)
Subscription	$36,528	$23,752	54%
Professional services and other	14,259	13,542	5%
Total cost of revenues	$50,787	$37,294	36%

Cost of subscription was $36.5 million for the three months ended October 31, 2020 compared to $23.8 million for the three months ended October 31, 2019, an increase of $12.7 million, or 54%. The increase in cost of subscription was primarily due to an increase of $4.2 million in hosting fees to accommodate increased customer spend, an increase of $3.6 million in intangible amortization costs, a $2.5 million increase in employee compensation costs related to higher headcount, including stock-based compensation costs, a $1.0 million increase in amortization of capitalized development costs, and an increase of $1.4 million in other costs driven by our overall growth. We expect our cost of subscription to increase in absolute dollars as we provide subscription services to more customers and increase usage within our existing customers.
Cost of professional services was $14.3 million for the three months ended October 31, 2020 compared to $13.5 million for the three months ended October 31, 2019, an increase of $0.8 million, or 5%. The increase in cost of professional services was primarily due to an increase of $2.5 million in employee compensation costs related to higher headcount, including stock-based compensation costs, partially offset by a decrease of $0.9 million in professional and outside services primarily related to customer implementations, and a decrease of $0.8 million due to a reduction in travel and other costs.

We will continue to monitor the COVID-19 pandemic carefully and its impact on our cost profile in providing hosting solutions and services to our customers.

Gross Profit

	Three Months Ended October 31,

	2020	2019	% Change
	(in thousands)
Gross profit	$82,177	$64,490	27%

Gross profit was $82.2 million for the three months ended October 31, 2020, compared to $64.5 million for the three months ended October 31, 2019, an increase of $17.7 million, or 27%. The increase in gross profit was primarily due to the acquisition of new customers. Gross margin was 62% for the three months ended October 31, 2020, compared to 64% for the three months ended October 31, 2019. The decrease in gross margin was primarily due to the increase in amortization of developed technology assets related to acquisitions.
Operating Expenses
Research and Development

	Three Months Ended October 31,

	2020	2019	% Change
	(in thousands)
Research and development	$30,528	$23,460	30%

Research and development expenses were $30.5 million for the three months ended October 31, 2020 compared to $23.5 million for the three months ended October 31, 2019, an increase of $7.0 million, or 30%. The increase was primarily due to an increase of $7.1 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $0.6 million in outside services, partially offset by a decrease of $0.7 million of other costs. We expect research and development expenses will continue to increase in fiscal 2021 in absolute dollars as we continue to invest in research and development activities.
Sales and Marketing

	Three Months Ended October 31,

	2020	2019	% Change
	(in thousands)
Sales and marketing	$53,204	$39,145	36%

Sales and marketing expenses were $53.2 million for the three months ended October 31, 2020 compared to $39.1 million for the three months ended October 31, 2019, an increase of $14.1 million, or 36%. The increase was primarily due to an increase of $11.6 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $2.7 million in marketing costs, $1.5 million in other costs driven by our overall growth and an increase of $1.0 million in customer relationship amortization costs, partially offset by a reduction in travel expenses of $2.7 million due to current travel restrictions associated with the COVID-19 pandemic. As of October 31, 2020, in response to the COVID-19 pandemic, we have shifted our in-person marketing events to web-based marketing and remote events. In addition, we intend to continue to expand our direct sales organization and grow our international operations and build brand awareness. We expect sales and marketing expenses to increase in absolute dollars for the year ending January 31, 2021 compared to the year ended January 31, 2020.

General and Administrative

	Three Months Ended October 31,

	2020	2019	% Change
	(in thousands)
General and administrative	$32,092	$18,830	70%

General and administrative expenses were $32.1 million for the three months ended October 31, 2020 compared to $18.8 million for the three months ended October 31, 2019, an increase of $13.3 million, or 70%. The increase was primarily due to $10.5 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $2.0 million in outside services, and the remaining increase of $0.8 million of other costs driven by our overall growth. We expect general and administrative expenses will continue to increase in fiscal 2021 in absolute dollars due to the growth of our company.
Interest Expense

	Three Months Ended October 31,

	2020	2019	% Change
	(in thousands)
Interest expense	$29,308	$13,188	122%

Interest expense was $29.3 million for the three months ended October 31, 2020 compared to $13.2 million for the three months ended October 31, 2019. The $16.1 million increase in interest expense was primarily due to amortization of the debt discount and issuance costs on our 2026 Notes issued in the second quarter of fiscal 2021, partially offset by the partial cancellation and conversion of our 2023 Notes during fiscal 2021.
Interest Income and Other, Net

	Three Months Ended October 31,

	2020	2019	% Change
	(in thousands)
Interest income and other, net	$746	$4,076	(82)%

Interest income and other, net was $746,000 for the three months ended October 31, 2020 compared to $4.1 million for the three months ended October 31, 2019. The $3.4 million decrease in interest income and other, net was primarily due to a $1.9 million decrease in interest income earned from our investments in marketable securities and money market funds as a result of a lower market yield, and from an increase of $1.5 million in net foreign currency losses.
Provision For (Benefit From) Income Taxes

	Three Months Ended October 31,

	2020	2019	% Change
	(in thousands)
Provision for (benefit from) income taxes	$(1,411)	$260	NM

Benefit from income taxes was $1.4 million for the three months ended October 31, 2020 compared to a tax provision of $260,000 for the three months ended October 31, 2019. The decrease in tax expense was primarily related to the reversal of a net deferred tax liability established with our 2026 Notes offering during fiscal 2021.

Nine Months Ended October 31, 2020 and October 31, 2019

Revenues

	Nine Months Ended October 31,

	2020	2019	% Change
	(in thousands)
Subscription	$335,399	$246,614	36%
Professional services and other	42,700	31,653	35%
Total revenues	$378,099	$278,267	36%

Total revenues were $378.1 million for the nine months ended October 31, 2020 compared to $278.3 million for the nine months ended October 31, 2019, an increase of $99.8 million, or 36%. Subscription revenues were $335.4 million, or 89% of total revenues, for the nine months ended October 31, 2020, compared to $246.6 million, or 89% of total revenues, for the nine months ended October 31, 2019. This increase in absolute dollars was predominantly driven by the increase in the number of customers with annualized subscription revenue above $100,000, which was 1,000 as of October 31, 2020, compared to 753 as of October 31, 2019. Professional services revenues were $42.7 million for the nine months ended October 31, 2020 compared to $31.7 million for the nine months ended October 31, 2019. The increase of $11.0 million, or 35%, was primarily due to an increase in the implementation services related to new customers.
Cost of Revenues

	Nine Months Ended October 31,

	2020	2019	% Change
	(in thousands)
Subscription	$99,335	$63,217	57%
Professional services and other	42,729	35,896	19%
Total cost of revenues	$142,064	$99,113	43%

Cost of subscription was $99.3 million for the nine months ended October 31, 2020 compared to $63.2 million for the nine months ended October 31, 2019, an increase of $36.1 million, or 57%. The increase in cost of subscription was primarily due to an increase of $12.8 million in hosting fees to accommodate increased customer spend, an increase of $10.9 million in intangible amortization costs, a $6.2 million increase in employee compensation costs related to higher headcount, including stock-based compensation costs, a $2.6 million increase in amortization of capitalized development costs, and the remaining increase of $3.6 million due to the increase of other costs driven by our overall growth.
Cost of professional services was $42.7 million for the nine months ended October 31, 2020 compared to $35.9 million for the nine months ended October 31, 2019, an increase of $6.8 million, or 19%. The increase in cost of professional services was primarily due to an increase of $9.0 million in employee compensation costs related to higher headcount, including stock-based compensation costs, and from an increase of $0.5 million of other costs. This was partially offset by a decrease of $1.8 million due to a reduction in travel costs, and from a decrease of $0.9 million in professional and outside services primarily related to customer implementations.

Gross Profit

	Nine Months Ended October 31,

	2020	2019	% Change
	(in thousands)
Gross profit	$236,035	$179,154	32%

Gross profit was $236.0 million for the nine months ended October 31, 2020, compared to $179.2 million for the nine months ended October 31, 2019, an increase of $56.8 million, or 32%. The increase in gross profit was primarily due to the acquisition of new customers. Gross margin was 62% for the nine months ended October 31, 2020, compared to 64% for the nine months ended October 31, 2019. The decrease in gross margin was primarily due to the increase in amortization of developed technology assets related to acquisitions.
Operating Expenses
Research and Development

	Nine Months Ended October 31,

	2020	2019	% Change
	(in thousands)
Research and development	$87,459	$67,838	29%

Research and development expenses were $87.5 million for the nine months ended October 31, 2020 compared to $67.8 million for the nine months ended October 31, 2019, an increase of $19.7 million, or 29%. The increase was primarily due to an increase of $20.0 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $1.2 million in costs associated with the development of our platform and other costs for research and development activities, partially offset by an increase of $1.5 million in development costs capitalized during the period.
Sales and Marketing

	Nine Months Ended October 31,

	2020	2019	% Change
	(in thousands)
Sales and marketing	$149,831	$112,575	33%

Sales and marketing expenses were $149.8 million for the nine months ended October 31, 2020 compared to $112.6 million for the nine months ended October 31, 2019, an increase of $37.2 million, or 33%. The increase was primarily due to an increase of $34.8 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $3.0 million increase in customer relationship amortization costs, an increase of $1.8 million in marketing costs, and from an increase of $3.4 million in other costs driven by our overall growth. This was partially offset by a reduction in travel costs of $5.8 million due to current travel restrictions associated with the COVID-19 pandemic. As of October 31, 2020, in response to the COVID-19 pandemic, we have shifted our in-person marketing events to web-based marketing and remote events. In addition, we intend to continue to expand our direct sales organization and grow our international operations and build brand awareness. We expect sales and marketing expenses to increase in absolute dollars for the year ending January 31, 2021 compared to the year ended January 31, 2020.

General and Administrative

	Nine Months Ended October 31,

	2020	2019	% Change
	(in thousands)
General and administrative	$69,941	$56,297	24%

General and administrative expenses were $69.9 million for the nine months ended October 31, 2020 compared to $56.3 million for the nine months ended October 31, 2019, an increase of $13.6 million, or 24%. The increase was primarily due to $19.9 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase in outside services of $2.7 million, and increases in allowances for doubtful accounts and credit losses of $3.5 million. This was partially offset by a benefit of $12.5 million arising from the reversal of the Yapta contingent consideration liability during the nine months ended October 31, 2020.
Interest Expense

	Nine Months Ended October 31,

	2020	2019	% Change
	(in thousands)
Interest expense	$61,820	$24,874	149%

Interest expense was $61.8 million for the nine months ended October 31, 2020 compared to $24.9 million for the nine months ended October 31, 2019. The $36.9 million increase in interest expense was primarily due to amortization of the debt discount and issuance costs on our 2025 Notes issued in the second quarter of fiscal 2020, and our 2026 Notes issued in the second quarter of fiscal 2021, partially offset by a reduction of interest expenses associated with the partial cancellation and conversion of our 2023 Notes during fiscal 2021.
Interest Income and Other, Net

	Nine Months Ended October 31,

	2020	2019	% Change
	(in thousands)
Interest income and other, net	$8,833	$6,479	36%

Interest income and other, net was $8.8 million for the nine months ended October 31, 2020 compared to $6.5 million for the nine months ended October 31, 2019. The $2.3 million increase in interest income and other, net was primarily due to an increase of $3.2 million from early conversions gains on the 2023 Notes, a decrease of $1.0 million in net foreign currency losses, and a decrease of $0.2 million in other miscellaneous expenses, partially offset by a decrease of $2.1 million in interest income earned from our investments in marketable securities and money market funds as a result of a lower market yield.
Benefit From Income Taxes

	Nine Months Ended October 31,

	2020	2019	% Change
	(in thousands)
Benefit from income taxes	$(5,453)	$(9,172)	(41)%

Benefit from income taxes was $5.5 million for the nine months ended October 31, 2020 compared to $9.2 million for the nine months ended October 31, 2019. The decrease in tax benefit was primarily related to an acquisition during the nine months ended October 31, 2019 which provided a larger tax benefit as compared to the nine months ended October 31, 2020.

Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of October 31, 2020, we had cash and cash equivalents of $1,251.0 million, and marketable securities of $103.1 million. In November 2020, we completed the acquisition of LLamasoft, Inc. In connection with the completion of the acquisition, we issued approximately 2.4 million shares of our common stock and paid aggregate cash of approximately $791.2 million.
We had outstanding 2023 Notes, 2025 Notes and 2026 Notes with principal amounts of $10.1 million, $805.0 million and $1,380.0 million, respectively, as of October 31, 2020.
As of October 31, 2020, the remaining 2023 Notes with a principal amount of $10.1 million and 2025 Notes with a principal amount of $805.0 million are convertible at the option of the holders. We have the ability to settle the Convertible Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. As of October 31, 2020, the unsettled conversion requests related to our 2023 Notes and 2025 Notes were not material. From November 1, 2020 to the date of this filing, we have not received requests on either of our 2023 Notes or 2025 Notes. The 2026 Notes were not convertible as of October 31, 2020. It is our current intent to settle conversions of the remaining 2023 Notes and the 2025 and 2026 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock.
In conjunction with the issuance of the Convertible Notes, we entered into capped call transactions that reduce our exposure to additional cash payments above principal balances in the event of a cash conversion of the Convertible Notes. We may owe additional cash to the noteholders upon early conversion if our stock price exceeds $63.821 per share for the 2023 Notes, $295.55 for the 2025 Notes, or $503.42 for the 2026 Notes. Although our incremental exposure to the additional cash payment above the principal amount of the Convertible Notes is reduced by the capped calls, conversion of the Convertible Notes by noteholders may cause dilution to the ownership interests of existing stockholders. We did not exercise the capped calls for the converted 2023 Notes and 2025 Notes. As of October 31, 2020 all the capped calls for the 2023 Notes and 2025 Notes remained outstanding.
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
Operating Activities
Cash provided by operating activities for the nine months ended October 31, 2020 was $57.8 million, compared to $45.9 million for the nine months ended October 31, 2019. The increase of $11.9 million was primarily driven by cash collections from customers, partially offset by approximately $27.2 million repayments of convertible notes attributable to debt discount which was classified as cash outflows in operating activities for the nine months ended October 31, 2020.
Investing Activities
Cash provided by investing activities for the nine months ended October 31, 2020 of $290.4 million was primarily related to $394.1 million of net maturity and sales of short-term marketable securities, partially offset by cash used in the acquisition of ConnXus, Bellin and Much-Net of $87.3 million, $9.6 million for the purchases of property and equipment, and from $6.8 million release of holdback purchase consideration related to previous business acquisitions.

Financing Activities
Cash provided by financing activities for the nine months ended October 31, 2020 of $638.1 million was primarily due to net proceeds of $1,355.1 million from the issuance of 2026 Notes, partially offset by $192.8 million proceeds used to purchase the associated capped calls and $554.2 million for repayments and cancellations of the 2023 Notes. In addition, there was approximately $30.0 million of proceeds from the exercise of stock options and issuance of common stock under the ESPP during the nine months ended October 31, 2020.
Off-Balance Sheet Arrangements
Through October 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Commitments and Contractual Obligations
Our principal commitments and contractual obligations consist of our Convertible Notes, obligations under operating leases for office facilities and contractual purchase obligations for hosting services and web development services that support our business operations. The following table summarizes our non-cancelable contractual obligations as of October 31, 2020:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Convertible senior notes (1)	$2,195,139	$1,308	$8,832	$804,999	$1,380,000
Aggregate interest obligations (1)(2)	36,124	6,199	12,385	12,365	5,175
Operating lease obligations	35,252	10,821	17,658	5,996	777
Purchase obligations	29,661	11,536	18,125	—	—
Total contractual obligations	$2,296,176	$29,864	$57,000	$823,360	$1,385,952
(1)The conversion period for the 2023 Notes and 2025 Notes was open as of October 31, 2020, and as such the net carrying value of the 2023 Notes and 2025 Notes are included within current liabilities on our condensed consolidated balance sheet. The principal balances of $10.1 million and $805.0 million of the 2023 Notes and 2025 Notes, respectively, were reflected in the payment period in the table above based on the contractual maturity assuming no conversion.
(2)Represents estimated aggregate interest obligations for our outstanding Convertible Notes that are payable in cash.
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
•Non-GAAP operating income
•Non-GAAP net income
•Adjusted free cash flows

We regularly review and consider these measures when we evaluate our business and for internal planning and forecasting purposes.
The following tables provide a reconciliation of loss from operations to non‑GAAP operating income, from net loss to non-GAAP net income, and from net cash provided by operating activities to adjusted free cash flows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,

	2020	2019	2020	2019
Loss from operations	$(33,647)	$(16,945)	$(71,196)	$(57,556)
Stock-based compensation	36,811	21,955	94,851	60,068
Amortization of acquired intangible assets	11,110	6,540	30,338	16,077
Change in fair value of contingent consideration payable	—	—	(12,500)	—
Non-GAAP operating income	$14,274	$11,550	$41,493	$18,589

	Three Months Ended October 31,		Nine Months Ended October 31,

	2020	2019	2020	2019
Net loss	$(60,798)	$(26,317)	$(118,730)	$(66,779)
Stock-based compensation	36,811	21,955	94,851	60,068
Amortization of acquired intangible assets	11,110	6,540	30,338	16,077
Change in fair value of contingent consideration payable	—	—	(12,500)	—
Amortization of debt discount and issuance costs	27,370	12,352	58,727	23,350
Loss (gain) on conversion of convertible senior notes	36	—	(3,166)	—
Income tax effects and adjustments	(1,503)	(366)	(6,801)	(11,099)
Non-GAAP net income	$13,026	$14,164	$42,719	$21,617

	Three Months Ended October 31,		Nine Months Ended October 31,

	2020	2019	2020	2019
Net cash provided by operating activities	$19,001	$25,832	$57,798	$45,877
Less: purchases of property and equipment	(2,531)	(3,689)	(9,559)	(9,862)
Add: repayments of convertible senior notes attributable to debt discount	872	—	27,208	—
Adjusted free cash flows	$17,342	$22,143	$75,447	$36,015

We define non-GAAP operating income as loss from operations before stock-based compensation, amortization of acquired intangible assets and the change in fair value of contingent consideration related to acquisition earnout payments. We define non-GAAP net income as net loss before stock-based compensation, amortization of acquired intangible assets, the change in fair value of contingent consideration related to acquisition earnout payments, amortization of debt discount and issuance costs, gain or loss on conversion of convertible senior notes, and related tax effects, including non-recurring income tax adjustments. We define adjusted free cash flows as net cash provided by operating activities less purchases of property and equipment plus repayments of convertible senior notes attributable to debt discount.

We believe non-GAAP operating income and non-GAAP net income provide investors and other users of our financial information consistency and comparability with our past financial performance and facilitate period to period comparisons of operations. We believe non-GAAP operating income and non-GAAP net income are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance.

We believe information regarding adjusted free cash flows provides useful information to investors because it is an indicator of our capital strength and liquidity, and we also use it to measure performance of our business operations. We exclude repayment of notes attributable to debt discount in calculating this measure in part because our use of cash to satisfy this obligation (relating to our convertible notes) was discretionary, and we have the ability to satisfy similar obligations in the near future through shares of our common stock, or a combination of cash and shares of our common stock, at our election. However, you should bear in mind that this measure does not reflect any reduction for cash settlements of our debt obligations, nor does it represent our residual cash flow available for discretionary expenditures. In addition, other companies in our industry may calculate similarly titled measures differently than we do, limiting their usefulness as comparative measures. Due to these and other limitations, you should not consider this non-GAAP measure in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities.

We use non-GAAP operating income, non-GAAP net income and adjusted free cash flows in conjunction with traditional GAAP measures as part of our overall assessment of our performance and liquidity, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance and liquidity. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non-GAAP operating income, non-GAAP net income and adjusted free cash flows should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.

We compensate for these limitations by providing investors and other users of our financial information a reconciliation of non‑GAAP operating income to loss from operations, non-GAAP net income to net loss, and adjusted free cash flows to net cash provided by operating activities. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non‑GAAP operating income, non-GAAP net income, and adjusted free cash flows in conjunction with loss from operations, net loss, and the condensed consolidated statements of cash flows.

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
We performed a sensitivity analysis and determined that if an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currency at the balance sheet dates, it would have resulted in an adverse effect on our net losses of approximately $6.5 million and $6.3 million as of October 31, 2020 and January 31, 2020, respectively. We expect our international operations to continue to grow in the near term and the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases. In addition, we will continue to monitor the COVID-19 pandemic carefully and its impact on our foreign currencies. The majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.
Market Risk and Market Interest Risk
In June 2020, we issued $1,380.0 million aggregate principal amount of 0.375% convertible senior notes due 2026. In June 2019, we issued $805.0 million aggregate principal amount of 0.125% convertible senior notes due 2025. In January 2018, we issued $230.0 million aggregate principal amount of 0.375% convertible senior notes due 2023 of which approximately $219.9 million aggregate principal amount had been settled by October 31, 2020. The 2026 Notes, 2025 Notes and 2023 Notes have fixed annual interest rates at 0.375%, 0.125% and 0.375%, respectively, and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the values of the Convertible Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the Convertible Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for disclosure purposes only.
Our exposure to interest rate risk also is related to our interest-bearing assets, primarily our cash and cash equivalents. Fluctuations in interest rates impact the yield of the investment. A hypothetical 100 basis points increase in interest rates would have impacted interest income by $1.1 million and $800,000 for the three months ended October 31, 2020 and 2019, respectively.

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
Summary Risk Factors
The following is a summary of key risk factors you should consider in connection with an investment in our common stock. You should read this summary together with the more detailed description of each risk factor under the bold and italicized subcaptions further below.
•Our business and revenue growth may be adversely impacted by the COVID-19 pandemic, and the uncertainty caused by the pandemic has made it more difficult to manage our business.
•We have a limited operating history at our current scale, which makes it difficult to predict our future operating results.
•If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or adequately address competitive challenges.
•We may not achieve the benefits and synergies that we had expected from our acquisitions, and our business may be adversely impacted by integration challenges, assumption of unknown or unforeseen liabilities, or our inability to retain customers.
•If we are unable to attract new customers, our revenue growth will be adversely affected.
•Because we sell our services to large enterprises with complex operating environments, we tend to encounter long and unpredictable sales cycles.
•The markets in which we participate are intensely competitive.
•Our business depends in part on our existing customers renewing their subscriptions and purchasing additional subscriptions.
•We may not be successful in expanding our marketing and sales capabilities or in developing widespread brand awareness in a cost-effective manner.
•If we lose the services of our chief executive officer or one or more of our other key employees, or if we are unable to attract and retain highly skilled employees more broadly, our business could be adversely affected.
•Our international operations and sales to customers outside the United States or with international operations expose us to risks inherent in international sales.
•Our business may be adversely impacted by foreign currency exchange rates.
•If our security measures are breached, or if we fail to prevent unauthorized access to customer data, our reputation may be harmed and we may face contractual liability as well as fines from government agencies.
•If we fail to integrate our platform with a variety of third-party technologies, our platform may become less marketable.
•Any failure to protect our intellectual property rights could impair the value of our technology and harm our brand.
•Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

•We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.
•Changes in privacy laws, regulations, and standards may cause our business to suffer.
•Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise the funds necessary to settle conversions of, or to repurchase or redeem, our convertible notes.
•Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations, due to factors beyond our control.
•Sales of a substantial number of shares of our common stock in the public market, or the perception that they might occur, could cause the price of our common stock to decline.
•If securities or industry analysts do not continue to publish research or if they publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
•Delaware law, provisions in our charter documents, and provisions in the indentures for our convertible notes could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.
Risks Related to COVID-19
We face risks related to the current COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.
Aspects of our business have been and could continue to be adversely affected by the COVID-19 pandemic. Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has increased economic and stock market volatility and uncertainty. In response to the pandemic, government authorities have implemented measures to try to contain the virus or mitigate the harm, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and mandatory shutdowns of non-essential businesses. These measures by government authorities may continue to remain in place for a significant period of time or even if lifted, could be reinstated at any time, and they have and may continue to adversely affect our sales activities, operations and growth prospects. These restrictions, and changes in consumer and business spending behavior prompted by the pandemic, have forced businesses in the United States and other jurisdictions to reduce or suspend their operations, lay-off employees, and in some cases shutdown operations—a pattern of global economic phenomena for which there is little precedent in modern times. Although we derive a significant portion of our revenue from sales to enterprise customers (a segment that may be more resilient to economic volatility), a prolonged downturn is likely to impact many of our enterprise customers adversely. The extent of the damage to this segment of our customer base may not be apparent as quickly as for other segments, and is likely to differ by industry.
The COVID-19 pandemic has had and may continue to have an adverse impact us in a number of ways, any of which individually or together could have a material adverse impact on our results of operations, financial condition and growth prospects. For example, the pandemic may limit the ability of our suppliers and business partners to perform under their contracts with us, and we may not be able to find and engage additional or substitute suppliers and partners in a timely manner and on terms acceptable to us. We believe that many businesses have been and may continue to be more reluctant to invest in the purchase and implementation of a new software solution like ours in the near term because of the economic uncertainty. This trend may make it more difficult for us to acquire new customers and could lead to longer sales cycles and greater uncertainty around the timing and likelihood of closing sales opportunities to which we have already devoted meaningful time and resources. Our existing customers may reduce their subscriptions or fail to add new users or adopt new modules at the rate we expect based on past experience. We may have difficulty collecting payment from some customers on a timely basis or at all, and we may see higher rates of bankruptcies, restructurings, dissolutions and similar events among our customer base. In addition, if our results of operations or our assessment of our growth prospects or potential for future profitability fail to meet investor and analyst expectations for any particular financial period, our stock price may experience a substantial decline, even if our revenues have increased or our margins have improved relative to past periods
The spread of COVID-19 has caused us to modify our business practices, including restricting employee travel, mandating that all non-essential personnel work from home, temporary closures of our offices, and cancellation of physical participation in sales activities, meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. The COVID-19 pandemic has already created logistical challenges for our business operations, in particular those associated with the transition to an entirely remote workforce. For example, our personnel located at our headquarters in California and elsewhere in the United States and in other countries have in many cases been working from home since mid-March of this year. Working remotely has made our workforce more reliant on certain cloud-based communication and collaboration services, and any disruption to these services would likely have an adverse impact on employee productivity. In addition to the limitations imposed by this new work environment, many of our employees must contend with additional challenges from the COVID-19 pandemic, such as unexpected child-care and home-schooling responsibilities, among others. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be further impacted.

If and when local regulations permit, we may decide to re-open one or more of our offices and allow our employees to return to work, which would create additional risks and operational challenges. We anticipate that the re-opening of our offices will require non-trivial investments in the design, implementation and enforcement of new workplace safety protocols. Furthermore, even if we re-open some of our offices, it is possible that local authorities could impose stay at home orders which would require us to close our offices in the future. These efforts may divert management attention, and the protocols may create logistical challenges for our workforce which could adversely impact employee productivity and morale. Even if we follow what we believe to be best practices, there can be no assurance that our measures will prevent the transmission of COVID-19 between workers. Any incidents of actual or perceived transmission may expose us to liability from employee claims, adversely impact employee productivity and morale, and even result in negative publicity and reputational harm.
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

Risks Related to Our Growth
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
To effectively manage growth, we must continue to improve our operational, financial and management controls, risk management activities, and our reporting systems and procedures by, among other things:
•improving our key business applications, processes and IT infrastructure to support our business needs;
•enhancing information and communication systems to ensure that our employees and offices around the world are well-coordinated and can effectively communicate with each other and our growing base of customers and channel partners;
•enhancing our internal controls to ensure timely and accurate reporting of all of our operations and financial results;
•appropriately documenting our IT systems and our business processes; and
•continuing to expand our risk management activities to keep up with the growth in our relationships with partners, acquired companies, customers, suppliers, employees, and other internal and external constituencies.
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
We have in the past acquired and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, we acquired LLamasoft, Inc. in November 2020, Bellin Treasury International GmbH in June 2020, ConnXus, Inc. in May 2020, Yapta, Inc. in December 2019 and Exari Group, Inc. in May 2019. Acquisitions may disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business.

In addition, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
•inability to integrate or benefit from acquired technologies or services in a profitable manner;
•unanticipated costs, accounting charges or other liabilities associated with the acquisition;
•incurrence of acquisition-related costs;
•difficulty integrating the accounting systems, internal controls, operations and personnel of the acquired business;
•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business, including due to language, geographical or cultural differences;
•difficulty fulfilling the contractual obligations or expectations of customers of acquired businesses or converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;
•adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;
•the potential loss of key employees;
•use of resources that are needed in other parts of our business; and
•use of substantial portions of our available cash to consummate the acquisition.
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets. Goodwill must be assessed for impairment at least annually, and other intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. In addition, our exposure to risks associated with various claims, including the use of intellectual property, may be increased as a result of acquisitions of other companies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired technology that were not asserted prior to our acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if the performance of an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.
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
Risks Related to Our Business and Industry
If we are unable to attract new customers, the growth of our revenues will be adversely affected.
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
Our typical sales cycle ranges from three to nine months. The wide range reflects that a number of timing factors that can vary significantly between prospective customers, many of which we cannot control, including:
•customers’ budgetary constraints and priorities;
•the timing of customers’ budget cycles;
•the need by some customers for lengthy evaluations; and
•the length and timing of customers’ approval processes.
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
We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our platform and attracting new customers. For example, widespread awareness of our brand is critical to ensuring that we are invited to participate in requests for proposals from prospective customers. Our success in this area will depend on a wide range of factors, some of which are beyond our control, including the following:
•the efficacy of our marketing efforts;
•our ability to offer high-quality, innovative and error- and bug-free modules;
•our ability to retain existing customers and obtain new customers;
•the ability of our customers to achieve successful results by using our platform;
•the quality and perceived value of our platform;
•our ability to successfully differentiate our offerings from those of our competitors;
•actions of competitors and other third parties;
•our ability to provide customer support and professional services;
•any misuse or perceived misuse of our platform and modules;
•positive or negative publicity;

•interruptions, delays or attacks on our platform or modules; and
•litigation, legislative or regulatory-related developments.
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
Our ability to increase our customer base and achieve broader market acceptance of our platform will depend to a significant extent on our ability to expand our marketing and sales operations, both domestically and internationally. We plan to continue expanding our direct sales force and engaging additional partners that can provide sales referrals. This expansion will require us to invest significant financial and other resources. Our business will be harmed if our efforts do not generate a corresponding increase in revenues. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire and develop talented direct sales personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if we are unable to retain our existing direct sales personnel. It often takes six months or longer before our sales representatives are fully-trained and productive. We also may not achieve anticipated growth in revenues from our partners if we are unable to attract and retain additional motivated partners, if any existing or future channel partners fail to successfully market, resell, implement or support our platform for their customers, or if they represent multiple providers and devote greater resources to market, resell, implement and support the products and solutions of these other providers. For example, some of our partners also sell or provide integration and administration services for our competitors’ products, and if such partners devote greater resources to marketing, reselling and supporting competing products, this could harm our business, results of operations and financial condition
The profitability of our customer relationships may fluctuate.
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
Further, if a natural disaster or man-made problem were to affect Internet Service Providers ("ISPs"), this could adversely affect the ability of our customers to use our products and platform. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.

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
A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. The revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 36%, 38% and 35% of our total revenues for the fiscal years ended January 31, 2020, 2019, and 2018, respectively, and constituted 37% of total revenues for the nine months ended October 31, 2020. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. While we are gaining additional experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to continue to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•the need to localize and adapt our platform for specific countries, including translation into foreign languages and associated expenses;
•data privacy laws that require customer data to be stored and processed in a designated territory;
•difficulties in staffing and managing foreign operations and working with foreign partners;
•different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•new and different sources of competition;
•weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;
•laws and business practices favoring local competitors;
•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;
•increased financial accounting and reporting burdens and complexities;
•restrictions on the transfer of funds;
•fluctuations in currency exchange rates, which could increase the price of our products outside of the United States, increase the expenses of our international operations and expose us to foreign currency exchange rate risk;
•adverse tax consequences;
•unstable regional and economic political conditions;
•uncertainty surrounding the COVID-19 pandemic and the restrictions imposed by government authorities to combat the virus, which may impact our international operations and growth prospects differently than our operations and growth prospects in the United States due to differences in, for example, virus transmission rates, the effectiveness of government responses, the quality of the regional health care systems, and the economic resilience of the regions, among other factors; and
•the fragmentation of longstanding regulatory frameworks caused by Brexit.
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

Risks Related to Our Services and Our Platform
If our security measures are breached or unauthorized access to customer data is otherwise obtained, our platform may be perceived as not being secure, customers may reduce the use of or stop using our platform and we may incur significant liabilities.
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
Our platform is inherently complex and may contain material defects or errors. Any defects in functionality or that cause interruptions in the availability of our platform could result in:
•loss or delayed market acceptance and sales;
•breach of warranty claims;
•sales credits or refunds for prepaid amounts related to unused subscription services;
•loss of customers;

•loss of customer data;
•diversion of development and customer service resources; and
•Negative publicity and injury to our reputation.
The costs incurred in correcting any material defects or errors might be substantial and could adversely affect our operating results.
Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, the availability or performance of our platform could be adversely affected by a number of factors, including customers’ inability to access the Internet, failure of our network or software systems, security breaches or variability in user traffic for our platform. We may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they incur resulting from certain of these events. For example, our customers access our modules through their ISPs. If an ISP fails to provide sufficient capacity to support our modules or otherwise experiences service outages, such failure could interrupt our customers’ access to our modules and adversely affect their perception of our modules’ reliability. In addition to potential liability, if we experience interruptions in the availability of our platform, our reputation could be adversely affected and we could lose customers.
Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
Risk Related to our Technology and Intellectual Property
We may be sued by third parties for various claims including alleged infringement of their proprietary rights.
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
Any failure to protect our intellectual property rights could impair the value of our proprietary technology and damage our brand.
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
Risks Relating to our Financial Results and Reporting
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our results of operations and key metrics discussed elsewhere in this report, such as trailing twelve months calculated billings, remaining performance obligations, deferred revenue and cumulative spend under management, may vary significantly in the future and period-to-period comparisons of our operating results and key metrics may not provide a full picture of our performance. Accordingly, the results of any one quarter or year should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, as a result they may not fully reflect the underlying performance of our business. These quarterly fluctuations may negatively affect the value of our common stock. Factors that may cause these fluctuations include, without limitation:
•our ability to attract new customers and complete the sale of our platform to them within the range of our typical sales cycle;
•the addition or loss of one or more of our larger customers, including as the result of acquisitions or consolidations;
•the timing of recognition of revenues;
•the amount and timing of operating expenses;
•general economic, industry and market conditions, both domestically and internationally, including the impact of the market volatility and economic downturn caused by COVID-19 on our business, including but not limited to a decreased demand for our platform and services, negative impacts on our revenue results, an increasing unpredictability in expenses and cash flow, and a decreased ability by our customers to pay for our platform and services;
•the timing of our billing and collections;
•customer renewal and expansion rates;
•security breaches of, technical difficulties with, or interruptions to the delivery and use of our products on our platform;

•the amount and timing of completion of professional services engagements;
•increases or decreases in the number of users for our platform, increases or decreases in the modules purchased for our platform or pricing changes upon any renewals of customer agreements;
•changes in our pricing policies or those of our competitors;
•seasonal variations in sales of our software subscriptions, which have historically been highest in the fourth quarter of a calendar year but may vary in future quarters;
•the timing and success of new product or module introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
•changes in foreign currency exchange rates;
•extraordinary expenses such as litigation or other dispute-related expenses or settlement payments;
•sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;
•the impact of new accounting pronouncements and the adoption thereof;
•fluctuations in stock-based compensation expense;
•expenses in connection with mergers, acquisitions or other strategic transactions; and
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangibles from acquired companies.
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
We incurred net losses of $90.8 million, $55.5 million, and $43.8 million in the fiscal years ended January 31, 2020, 2019 and 2018, respectively, and we incurred net losses of $60.8 million in the three months ended October 31, 2020. We had an accumulated deficit of $464.4 million at October 31, 2020. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in gaining new customers, we will also incur increased losses because many costs associated with acquiring new customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for longer or shorter periods). If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a midterm or long-term basis.
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
Regulatory and Tax-Related Risks
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

Risks Related to our Indebtedness
We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.
In January 2018, we issued $230 million aggregate principal amount of 0.375% convertible senior notes due 2023, which we refer to as the 2023 Notes, in June 2019, we issued $805 million aggregate principal amount of our 0.125% Convertible Senior Notes due 2025, which we refer to as our 2025 Notes, and in June 2020, we issued $1,380 million aggregate principal amount of our 0.375% Convertible Senior Notes due 2026, which we refer to as our 2026 Notes, which we collectively refer to as the Convertible Notes. As of October 31, 2020, we had $945.1 million in total long-term liabilities, comprised primarily of $879.8 million related to the carrying amount of the 2026 Notes. Our indebtedness may:
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;
•limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make debt service payments;
•limit our flexibility to plan for, or react to, changes in our business and industry;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions.
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
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 8 of notes to our condensed consolidated financial statements, the conditional conversion feature of the 2023 Notes and the 2025 Notes was triggered as of October 31, 2020.

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
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes and could also impact the trading price of the Convertible Notes. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock has ranged from $22.50 to $353.55 through October 31, 2020. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•the overall performance of the equity markets;
•our operating performance and the performance of other similar companies;
•changes in our projected or target operating results and key metrics that we provide to the public, as well as those published by research analysts that follow our stock, our failure to meet or exceed these projections or targets or changes in recommendations by securities analysts;
•changes in our financial, operating or other metrics, regardless of whether we consider those metrics as reflective of the current state or long-term prospects of our business, and how those results compare to securities analyst expectations, including whether those results fail to meet, exceed, or significantly exceed securities analyst expectations;
•announcements of technological innovations, pricing changes, new software or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;
•announcements of our intent to conduct debt or equity financings or repurchases, redemptions, conversions or the like;
•disruptions in our services due to computer hardware, software or network problems;
•announcements of customer additions and customer cancellations or delays in customer purchases;
•recruitment or departure of key personnel;
•the economy as a whole, market conditions in our industry and the industries of our customers;
•extraordinary expenses such as litigation or other dispute-related expenses or settlement payments;
•conversion of the Convertible Notes;
•the impact of the COVID-19 pandemic, including on the global economy, our results of operations, enterprise software spending and business continuity;
•the size of our market float; and
•any other factors discussed in this quarterly report.

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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our Restated Certificate and Restated Bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•the requirement of a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders be called only by a majority vote of our entire board of directors, the chairman of our board of directors or our chief executive officer, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including to remove directors;
•the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our Restated Certificate relating to the management of our business or our Restated Bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.
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
None
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
We have filed the exhibits listed below.
Exhibit Index

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*	Revised Compensation Program for Non-Employee Directors

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan.

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Coupa Software Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coupa Software Incorporated

Date:	December 8, 2020	By:	/s/ Robert Bernshteyn
Robert Bernshteyn
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date:	December 8, 2020	By:	/s/ Todd Ford
Todd Ford
Chief Financial Officer (Principal Financial Officer)