Form 10-K
period 2021-01-31
Coupa Software Inc
filed 2021-03-18
CIK 1385867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2020, the aggregate market value of its shares (based on a closing price of $306.45 per share) held by non-affiliates was approximately $21.0 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Registrant’s common stock outstanding as of March 11, 2021 was 72,852,361.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2021 Annual Meeting of Stockholders, scheduled to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended January 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COUPA SOFTWARE INCORPORATED

Form 10-K for the Fiscal Year Ended January 31, 2021

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, the expected impact of the COVID-19 pandemic on our business, results of operations and financial condition, customer lifetime value, strategy and plans, market size and opportunity, competitive position, industry environment, potential growth opportunities, product capabilities, expected impact of business acquisitions, our expectations for future operations and our convertible senior notes, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” "Business" and “Risk Factors.”

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

ii

PART I

Item 1. Business.
Overview
We are a leading provider of Business Spend Management (“BSM”) solutions. We offer a comprehensive, cloud-based BSM platform that has connected our customers with more than seven million suppliers globally. Our platform provides greater visibility into and control over how companies spend money, optimize supply chains, and manage liquidity. Using our platform, businesses are able to achieve real, measurable value and savings that drive their profitability.

Our BSM platform is designed for the modern global workforce that is mobile and expects real-time results, flexibility, and agility from software solutions. The look, feel and functionality of our intuitive, mobile and browser-based interface evoke a familiar e-commerce experience that is intended to appeal to users across an entire organization, rather than just a small group of power users with specialized training. The simplicity and accessibility of our solution encourages widespread adoption within an organization—and the broader the user adoption, the more spend under management that an organization achieves. In this way, our user-centric approach enables organizations to gain greater control over their procurement, invoicing, payment and other related spend activities, and to manage these processes more efficiently than with traditional, legacy solutions. By de-centralizing BSM workflows and removing unnecessary complexity, our platform reduces an organization’s dependence on its often-backlogged back-office functions, and empowers personnel across the organization to source and purchase goods and services on their own—without sacrificing visibility and control over spending.

Our BSM platform delivers a broad range of capabilities that would typically require the purchase and use of multiple disparate point applications. The core of our platform consists of procurement, invoicing, expense management, and payment solutions that form the transactional engine for managing a company’s business spend. In addition, our platform offers specialized modules targeted for power users, to help companies manage more technical and strategic areas of BSM, including areas such as strategic sourcing, contract management, contingent workforce, supplier risk management, supply chain design and planning, treasury management, and spend analysis.

We benefit from powerful network effects as our customer and supplier populations continue to grow. As more businesses subscribe to our BSM platform, the collective spend under management on our platform grows. The greater the total amount of spend under management on our platform, the more attractive our platform is to suppliers. As more suppliers join our platform, our buyers benefit from a broader range of purchasing options, which in turn encourages greater use of our platform by existing customers, while also attracting new customers to our platform. In addition, the increasing number of transactions on our platform leads to incrementally powerful prescriptive spend insights and risk management recommendations from our Coupa Community Intelligence solutions, creating more value for customers and providing additional incentives for increased adoption. As we generate more revenue from the increase in customer subscriptions to our services, we are able to make greater investments into our platform, for example, to add new features or improve the functionality and user interface of our solutions, and these enhancements further encourage greater adoption of our platform by businesses, enhancing the network effects that benefit all constituencies.

Our customers benefit from our rapidly growing network in a multitude of ways. We describe the ecosystem of business buyers, suppliers and partners that use our services as a “community.” Like any community, each member can contribute value to the community, and can also benefit, directly or indirectly, from the participation of other members of the community. For example, through programs that leverage group buying power; through recommendations based on insights extracted from anonymized data on transactions occurring within the platform; and through access to community message boards and channels for direct communication between community participants. Our Community Intelligence capabilities apply artificial intelligence and machine learning to spend transactions across the growing Coupa community to identify trends and prescribe best practices that help customers optimize spend, reduce risk, and improve efficiency. Additionally, we provide purchasing programs, such as Coupa Advantage, which offers access to pre-negotiated discounts from various suppliers, and Source Together, which connects community members to engage in group sourcing events, allowing them to leverage pooled buying power to achieve better contracting terms and capture greater savings. Moreover, through our Coupa Open Business Network, suppliers of all sizes can list their goods and services, establish pricing, and interact with buyers electronically, thus significantly reducing paper, improving operating efficiencies, and reducing costs.

We believe a critical, differentiating feature of Coupa’s approach to BSM is our company culture. That culture is built on three guiding principles we refer to as our core values: (1) ensuring customer success, (2) focusing on results; and (3) striving for excellence. We emphasize these principles continuously through formal training and informal messaging within the organization, and the results of our annual employee surveys consistently demonstrate that our employees have adopted and strive to embody them. These principles inform how we treat each other within our organization, and how we approach interactions with our customers, suppliers, partners, and others with whom we do business. Our unwavering focus on customer success means that we expect to deliver quantifiable business value to our customers by helping them maximize their spend under management. We believe this mindset serves as the foundation for the successful execution of our strategy, and, as a result, is critical to our growth. We focus on results. Our market leading technology supports rapid time-to-deployment, typically ranging from a few weeks to several months, achieving swift time to value. We strive for excellence in many ways, one example of which is through our product release and update cycles. Here, we seek to improve product design iteratively, based on user feedback, as we look to build ever-more intuitive, easy-to-use interfaces to shield users from the complexity associated with more traditional, legacy enterprise resource planning ("ERP") and procurement solutions. Our relentless commitment to the embodiment of our core values supports the creation of meaningful, measurable customer value within a short timeframe, resulting in a rapid return on investment for our customers.

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

We have achieved rapid growth in customer adoption, cumulative spend under management, and transactions conducted through our platform which currently has over 2,000 customers. Our cumulative spend under management is highlighted below:

CUMULATIVE SPEND UNDER MANAGEMENT
$ Billions at Period End
$3
$7
$23
$57
$110
$190
$360
$680
$1,079
$1,655
$2,359
FY 2011
FY 2012
FY 2013
FY 2014
FY 2015
FY 2016
FY 2017
FY 2018
FY 2019
FY 2020
FY 2021

As of January 31, 2021, 2020, and 2019, our cumulative spend under management was $2,359 billion, $1,655 billion and $1,079 billion, respectively. Cumulative spend under management does not directly correlate to our revenue or results of operations because we do not generally charge our customers based on actual usage of our BSM platform. However, we believe that cumulative spend under management illustrates the adoption, scale, and value of our platform, which we believe enhances our ability to maintain existing customers and attract new customers.

For our fiscal years ended January 31, 2021, 2020, and 2019, our total revenues were $541.6 million, $389.7 million and $260.4 million, respectively, and our net losses were $180.1 million, $90.8 million and $55.5 million, respectively, as we focused on growing our business.

The Coupa BSM Platform
Our BSM platform provides businesses with real-time visibility and control of spend and liquidity. The platform’s modern, user-centric interface enables businesses to drive adoption of the platform, to capture, analyze, and control their spend, and to achieve real, measurable value and savings, and directly improve their profitability:

•Adopt. Our platform applies a user-centric approach that shields users from complexity and provides a mobile-enabled consumer intuitive experience, thus enabling widespread adoption of our platform by users across the entire organization, and across the customer’s supplier base.

•Capture. At the core of our platform is our transactional engine comprised of our procurement, invoicing, expense management, and payment management modules, which comprehensively help capture and manage spend within an organization. Because purchase orders, invoices, expense reports, and payments flow through our platform and the data is stored centrally in a clean and organized fashion, businesses are able to observe their spending activities in real-time.

•Analyze. Our spending analytics capabilities provide intuitive spend analysis dashboards and reports that deliver real-time analytical insights to help businesses identify problems and make better spending decisions. Real-time analytical and prescriptive insights are critical to helping identify savings opportunities and risks, isolating problem areas in the spending process, and providing recommendations to target improvement efforts.

•Control. We help our customers control and streamline their spending activity, realize efficiencies that result in real savings, and reduce supplier risk. Our platform has extensive functionality that enables managers to prevent excessive spend, reduce spend through efficiencies and cost savings associated with strategic sourcing and contract compliance, and identify and manage risky suppliers across various layers of the supply base.

•Value. Within a short timeframe, we help our customers realize measurable value by taking advantage of pre-negotiated supplier discounts, achieving contract compliance, improving process efficiencies, and reducing redundant and wasteful spending, as well as enabling strategic sourcing via reverse auctions where suppliers bid down prices at which they are willing to sell their goods and services to businesses.

Our BSM Platform’s Capabilities
Our BSM platform includes the following capabilities:

Coupa’s Transactional Engine
The core of our platform is our transactional engine, which is comprised of the following modules:

•Procure: Our procurement module enables customers to strategically establish spend policies and approval rules to govern company spending. The application provides an intuitive, e-commerce-type shopping experience so that employees can easily and quickly find the goods and services they need to do their jobs. For example, employees searching for goods can see inventory-on-hand balances in the search results, which eliminates redundant spending. Our procurement module streamlines purchase requisition and purchase order processes, allowing businesses to track and manage purchases in real-time, thus reducing time and cost. Upon approval of an employee request, purchase orders are automatically sent to suppliers for fulfillment and invoicing. Benchmark data allows customers to spot process inefficiencies, while ease of configuration enables businesses to effortlessly adjust business processes to meet continually changing requirements.

•Invoice: Customers may quickly configure invoice approval and matching rules so invoices can be routed without accounts payable team member effort and cost. Easy, no-cost means for suppliers to create electronic invoices that comply with government regulations allow businesses to eliminate paper and further reduce their invoice processing costs, all while reducing invoice payment fraud risk. Furthermore, our invoicing module enables customers to improve cash management through the effective management of supplier invoices via embedded dashboards and work queues that prioritize invoices with early payment discount opportunities.

•Expense: Our expense management module enables customers to gain control of the expenses incurred by employees. Innovative mobile capabilities such as GPS and geo-location make it easy for travelers to create expense reports on-the-go. Frugal meter capabilities automatically assess the appropriateness of employee charges based on the customer’s configured policies and thresholds. Seamless connectivity to credit card providers directly feeds charges into our expense management module for added visibility and reporting ease. Coupa also provides additional travel management capabilities, such as travel price assurance that helps companies capture savings from flight and hotel price decreases that happen after the booking has been placed.

•Pay: Coupa Pay represents a set of solutions that help customers consolidate and optimize their processes to manage working capital and make payments to suppliers and contractors, as well as to employees for travel and expense reimbursements. With Coupa Pay, customers can make payments using different methods, including domestic and international bank transfers, one-time-use virtual credit cards, digital checks, and digital wallets. Coupa's comprehensive approach to payments removes silos between Procurement, Accounts Payable, and Treasury, thus increasing process efficiency, reducing invoice volume through the use of secure virtual credit cards at the time of purchase order, and unlocking the opportunity to take advantage of early pay discounts. Customers are equipped with a single portal to manage all payments across multiple banks, and their suppliers get visibility into payment status. The process to create, approve, and release payments is automated to save time and avoid potential error and fraud. This process is secured with access controls and encrypted transmission and storage of payment-related information. With payments management as a core capability within our unified BSM platform, all types of payment transactions are automatically reconciled to supporting documentation for better visibility and control of business spend.

Supporting Modules
Our platform offers the following supporting modules that help companies further manage their spend, and associated back-office processes:

Strategic Sourcing. Our strategic sourcing module enables customers to find the best suppliers for the goods or services they need to run their businesses. It also offers advanced capabilities for complex sourcing categories such as direct raw materials and logistics. Customers easily create sourcing events containing the specifics of their business needs and invite suppliers to participate. Suppliers are able to review and bid effortlessly and without any fees to participate. Collaboration capabilities enable employees to review bids and provide feedback that is automatically compiled and scored. For the sourcing of complex categories, Coupa applies advanced mathematical optimization techniques, allowing customers to analyze price and non-price elements to find the combination of suppliers and goods and services that meet the constraints they specify.

Contract Management. Our contracts module enables customers to let their employees author new contracts within “guardrails” to manage risk while improving efficiency for their legal teams. Higher-risk contract terms can be escalated for legal review, while lower-risk choices can be pre-approved. Once negotiated, approved and signed, customers can operationalize contracts, making these contracts easily available for use by employees across the organization. Buying under the terms of negotiated contracts can increase savings through the use of pre-agreed rates and mitigate risk through contractual protections. Customers get visibility into how contracts affect spending with embedded dashboards at both the contract and summary level. Advanced contract analysis capabilities give customers visibility into contract terms and risk, while automatic alerts remind employees to review contracts prior to expiration or auto-renewal dates.

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

Supplier Risk Management. Our supplier risk management module enables customers to collect the supplier information required to manage and pay suppliers and provides data about potential risks associated with a given supplier. Customers can also use this module to help ensure compliance and mitigate third-party risk by extensively evaluating their supplier base against critical risk domains, including information security, anti-bribery and anti-corruption, and GDPR compliance, while also staying informed on potential supplier risk by leveraging credit ratings and other searches of publicly available databases. Customers can track additional supplier attributes related to sustainability, diversity and inclusion, and other measures and then report on program performance against sustainability and diversity and inclusion goals.

Supply Chain Design and Planning. Our supply chain design and planning module leverages a foundation of internal and external data sources, in addition to artificial intelligence and advanced analytics, to generate a comprehensive digital model of the extended supply chain. Customers with global, complex physical supply chains use Coupa to continuously design their supply chains, performing scenario planning to analyze options and trade-offs that help build supply chain resiliency and agility. This includes an easy-to-use “no code” app building environment that enables customers to leverage Coupa’s deep domain-specific algorithm library, along with open source or custom code components, to efficiently deploy purpose-built apps to support a range of supply chain use cases made available to decision makers across the enterprise.

Treasury Management. Our treasury management module enables organizations to optimize cash and liquidity by gaining better insights into future liquidity demands and linking cash management to purchasing and invoicing processes to improve forecasting across the entire enterprise. Organizations can connect to most banks worldwide using SWIFT, H2H or domestic communication standards for statement collection. Coupa provides organizations with visibility into their financial data across multiple subsidiaries, entities, currencies, and geographies, automating liquidity planning and enabling them to manage and record financial instruments. Organizations can consolidate subsidiary exposure and streamline intercompany transfers with centralized group-wide payments, cash pooling and intercompany account structures for all subsidiaries. Organizations can reduce risk and protect liquidity compliant workflows with exposure and hedge ratio tracking and by having all spend and payment data in one place enabled by real-time data and insights through analytics and reporting. Fraud prevention detects suspicious activities with a central vendor database and streamlines payment approval using validation status.

Spend Analysis. Our spend analysis module provides managers a large set of built-in reports and dashboards that allow users to see spending activity, find bottlenecks in workflows, analyze granular data by commodity, supplier, location and cost center, and drill down into the spend transactions. Customers can also leverage our artificial intelligence capabilities to automate complex business spend data classification. We have created more than one hundred out-of-the-box reports covering some of the most important business metrics, such as unified spend for purchase orders, invoices or expense reports, spend trends over time, and spend by commodity, supplier and contract. Users can also create new metrics, reports and dashboards with our intuitive user interface, as well as include external data like corporate and travel expenses or integrate with third-party systems, to get a holistic view of their spend patterns.

Coupa Open Business Network
Our Coupa Open Business Network instantly connects business customers and suppliers, providing businesses with a platform that is accessible to suppliers of all sizes—even those typically ignored by fee-based closed networks—to drive success. Suppliers have a variety of options to connect with businesses including:

•Coupa Supplier Portal. This portal is a tool for suppliers to easily do business with our customers. The Supplier Portal lets suppliers manage content and settings on a customer-by-customer basis, including managing company information, setting up purchase order transmission preferences, creating and managing online catalogs, managing procurement orders and invoices across multiple customers and gaining visibility into the status of invoices.

•Coupa Supplier Actionable Notifications. These notifications enable suppliers to receive HTML purchaser orders and convert these purchase orders into invoices right from the procurement order e-mail, which represents the easiest way to submit electronic invoices through our platform.

•Direct Connection via cXML and EDI. Our platform supports various communication formats such as cXML or EDI for suppliers that want to automate their invoicing through a tighter integration with our platform.

•Direct E-mail. Suppliers can choose to send PDF invoices simply through e-mail.

By using our Coupa Open Business Network, companies can improve compliance with government regulations, increase profitability, and reduce costs by driving electronic transactions away from paper-based transactions. Our Coupa Open Business Network user interface is easy to navigate and requires little to no training for suppliers. Businesses are able to interact with millions of suppliers already using our Coupa Supplier Portal, quickly onboard new suppliers, integrate directly or simply use our smart e-mail tools. Businesses can also use the Coupa Open Business Network to layer on top of their existing technology, including third-party systems such as Oracle iProcurement, SAP SRM and others. Suppliers of all sizes benefit, as they are able to join the networked economy without changing their technology or spending money on transaction fees.

Coupa Advantage and Coupa Source Together
Our Coupa Advantage program offers customers the opportunity to leverage pre-negotiated discounts from select suppliers in several business categories such as office supplies, branded promotional products, background checks, employee perquisites and more. The program leverages the collective buying power of Coupa customers to offer potential savings opportunities. Similarly, the Coupa Source Together program offers customers the ability to pool spend for bespoke sourcing events, driving better outcomes across price, quality, and terms.

Coupa Community Collaboration
Our Community Collaboration capabilities connect industry practitioners across companies to foster best practice knowledge sharing and mutually beneficial relationships in the BSM space. These capabilities are embedded throughout our platform and include, for example: informative discussion forums surfaced in-context to users as they make spend decisions within Coupa; an exchange for companies to share and download forms and content from across the community; and a spend matchmaking capability that automatically recommends connections with community experts to provide input or work together on a sourcing event, among others. These capabilities, combined with the scale of Coupa’s customer base and the volume of educational content and programming produced on Coupa for the entire BSM community, produce a network effect that enables us to provide more value to our customers.

Coupa Community Intelligence
Our Community Intelligence capability, which extends across our BSM platform, provides information to Coupa customers by applying artificial intelligence-powered analysis to the structured, normalized data collected from the comprehensive set of business spend transactions that have occurred on the Coupa platform. This innovative analysis provides Coupa customers with prescriptive recommendations to optimize their spend decisions, improve operational efficiency, and reduce risk based on best practices from the Coupa community. Participating customers are able to contribute to and benefit from Community Intelligence, with use cases spanning various areas of spend management, including: Supplier Insights and Supplier Risk Management which help companies evaluate and reduce the risk levels of suppliers; operational insights which help businesses measure their own performance on key operational metrics against other Coupa customers and follow best practices to drive efficiency and savings, Commodity and Procurable Insights which help companies identify spend consolidation and savings opportunities, and Spend Guard, which leverages artificial intelligence on behavior patterns to automatically surface potential errors and fraud across all business spend.

Key Benefits to Businesses
•Rapid time to value through fast deployment cycles and low cost of ownership of a cloud-based model.

•Opportunity to achieve significant and sustainable savings that can translate into improved profitability.

•High employee adoption of our easy-to-use BSM platform, which enables better visibility into spend, allowing both procurement and sourcing professionals to better manage their time.

•Strong supplier adoption as suppliers are motivated to join our network due to ease of enablement, flexibility, and lack of supplier fees.

•Access to extensive spending data in real-time, which leads to superior decision-making that can result in significant cost savings.

•Ability to stay agile and adapt to changes in operating and regulatory environments with our easily configurable platform.

•Process efficiency improvements that allow businesses to free up valuable resources and staff who can be deployed effectively elsewhere in the organization.

•Enhanced compliance with governmental regulations through greater auditability, documentation and control of spending activity.

Key Benefits to Employees
•Intuitive and simple user experience that shields users from complexity and enables adoption of our platform with minimal training.

•Efficiency improvements as employees are more rapidly able to procure the goods and services they need to fulfill their job responsibilities.

•Mobile access from anywhere in the world.

•Convenience to employees, as our platform gathers data on historical activity and leverages the insights to help populate requests and minimize data entry.

•Faster reimbursement to employees due to more efficient expense management processes.

Key Benefits to Suppliers
•Participating in our Coupa Open Business Network, which allows suppliers to display their information and catalog of products and services on our platform for existing and prospective customers.

•Fast registration process and flexibility to interact with customers through the Coupa Supplier Portal, direct integration or simply by use of direct email.

•Elimination of manual processes and efficiency improvements through electronic invoicing and streamlined procurement and payment processes.

•Real-time visibility into invoice status, often through direct push notifications without having to log in to a portal.

•Seamless audit, documentation and archiving of electronic purchase orders and invoices that helps suppliers comply with changing government regulations, as well as avoid risks.

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

Our principal marketing programs include:

•our annual Coupa Inspire conferences which are held in multiple jurisdictions and over multiple days to connect customers, disseminate best practices, and reinforce our brand among existing and new customers. As a result of the COVID-19 pandemic, we replaced our 2020 in-person Inspire conference with web-based events for our customers, prospects, and partners;

•field marketing events for customers and prospective customers;

•development of our ideal customer profile (ICP), which helps identify the accounts with the highest propensity to buy, for each of our sales segments;

•programmatic account-based marketing and field efforts in close partnership with sales to target the ICP accounts in our respective sales segments;

•territory development representatives who respond to incoming leads to convert them into new sales opportunities;

•participation in, and sponsorship of, user conferences, executive events, trade shows, and industry events;

•focused cross-channel campaigns with existing customers to drive expansion;

•public relations, industry analyst relations, and social media initiatives;

•thought leadership development in the form of books, blogs, and third-party content;

•integrated marketing campaigns, including direct e-mail, online web advertising, blogs, and webinars;

•cooperative marketing efforts with partners, including joint press announcements, joint trade show activities, channel marketing campaigns, and joint seminars;

•customer programs, including regional user group meetings; and

•use of our website to provide application and company information, as well as learning opportunities for potential customers.

Recent Acquisitions
•In May 2020, we acquired all of the equity interest in ConnXus, Inc. (“ConnXus”), a cloud-based supplier relationship management platform that enables enterprises, health systems and government agencies to monitor all aspects of their supplier diversity compliance programs. The purchase consideration was approximately $10.0 million in cash of which approximately $1.4 million is being held back by us for fifteen months after the transaction closing date.

•In June 2020, we acquired all of the equity interest in Bellin Treasury International GmbH (“Bellin”), a cloud-based treasury management software platform that improves visibility and control over cash and optimizes treasury processes. The purchase consideration was approximately $121.0 million, comprised of $79.1 million in cash (of which $8.0 million is being held in escrow for eighteen months after the transaction closing date) and 186,300 shares of our common stock with a fair value of approximately $41.8 million as of the transaction close date.

•In September 2020, we acquired all of the equity interest in Much-Net GmbH ("Much-Net"), a financial instrument software and service provider that specializes in risk management. The purchase consideration was approximately $4.3 million in cash, which is net of $1.8 million in cash acquired.

•In November 2020, we completed the acquisition of Laurel Parent Holdings, Inc. and its subsidiaries ("LLamasoft"), a supply chain design and analysis software and solutions company. The acquisition strengthens Coupa’s supply chain capabilities, enabling businesses to drive greater value through Business Spend Management. In connection with the acquisition, we issued approximately 2.4 million shares of our common stock and paid aggregate cash of approximately $791.5 million. Approximately $15.0 million of the cash paid is being held in escrow for fifteen months after the transaction closing date as security for the former LLamasoft stockholders' indemnification obligations, and approximately $7.5 million of the cash paid is being held in escrow until the completion of final adjustment on the purchase consideration.

•In February 2021, we completed the acquisition of Pana Industries, Inc. ("Pana"), a corporate travel booking solution company that puts an emphasis on the traveler experience. In connection with the completion of the acquisition, we paid aggregate cash of approximately $48.5 million, and issued 23,822 shares of our common stock.

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

•Referral Partners. Our referral partners provide global, national and regional expertise in business spend management, procurement and expense management. They help organizations through operational transformation by leveraging process, best practices and new technology. These partners may refer customer prospects to us and assist us in selling to them. In return, we typically pay these partners a percentage of the first-year subscription revenue generated by the customers they refer.

•Implementation Partners. In order to offer the full breadth of implementation services, change management, and strategic consulting services to our customers, we work with leading global systems integrators such as Accenture, Deloitte and KPMG, as well as boutique and regional consulting firms. Our strategy is to enable the majority of our projects to be led by implementation partners with additional specialized support from us. Our implementation partners are highly skilled and trained by our team. When working with implementation partners, we are typically in a “co-sell” arrangement where we will sell our subscription directly to the customer and our partner will sell its implementation services directly to the customer.

•Reseller Partners. Our reseller partners enhance our customer impact and extend our global presence with integrated technologies, applications, business process outsourcing (BPO) services and region-specific offerings. All of our reseller partners have been trained to demonstrate and promote our applications suites.

•Financial Services Company Partners. Our financial services company partners provide deep expertise as well as transactional solutions for executing payments. Partners include leading card issuers American Express, Barclaycard, Citibank, PayPal, J.P. Morgan Chase, and money-movement provider Transfermate, as well as others. These partner-provided solutions let customers use their existing bank relationships to move money globally.

•Technology Partners. Our technology partners provide market-leading technology, complementary products and infrastructure-related services that power and extend our suite of cloud-based business spend management applications. Our technology partners span a wide range of solutions providers including MuleSoft, Dell, Egencia, and DocuSign that enhance the capabilities of our platform by facilitating integrations that can deliver a higher level of value to customers. As a core part of our strategy, we have developed an ecosystem of partners to extend our sales capabilities and coverage, to broaden and complement our application offerings and to provide a broad array of services that lie outside of our primary areas of focus.

Technology Infrastructure and Operations
The technologies used to build our platform and modules are cloud-native and designed to scale to millions of users. We utilize a modern technology stack to take advantage of advancements in web design, open-source technologies, scalability and security. We have implemented industry-standard security practices to help us protect our customers’ critical information.

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

Our main competitors fall into the following categories:

•Large enterprise software vendors such as Oracle Corporation, SAP AG and Workday that predominantly focus on database and ERP software solutions;

•Niche software vendors that either address only a portion of the capabilities we provide or predominantly focus on narrow industry verticals.

We believe the principal competitive factors in our market include the following:

•focus on customer success;

•ability to deliver measurable value and savings;

•ability to offer a comprehensive BSM platform;

•ease of use;

•widespread adoption by users;

•time to deployment;

•cloud-based architecture;

•total cost of ownership;

•configurability and agility;

•rich reporting capabilities;

•product extensibility and ability to integrate with other technology infrastructures;

•independence;

•adoption by suppliers;

•ability to deliver prescriptive insights based on aggregated, anonymized data;

•ability to leverage extensive data to detect supplier and employee risk; and

•community-driven collaboration and savings opportunities.

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

Our Customers
As of January 31, 2021, we have over 2,000 customers that are doing business in more than 60 countries and our products are offered in more than 30 languages. We generally define a customer as a separate and distinct entity (such as a company or an educational or government institution), a distinct business unit of a large corporation or a partner organization, in each case that have an active contract with us to access our services. Our customers include leading businesses in a diverse set of industries, including healthcare and pharmaceuticals, retail, financial services, manufacturing, and technology.

Human Capital
We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety and employee well-being. As of January 31, 2021, we had 2,615 full-time employees globally, of which 1,347 work in the U.S. and 1,268 work in our international locations. Coupa was ranked in the top 50 of Fortune's "100 Best Medium Workplaces" for 2020.

Culture and Values
Coupa’s culture plays a critical role in guiding how we identify, develop and deploy our human capital resources. We have built our culture around three principles:
•Ensure customer success
•Focus on results
•Strive for excellence
We believe these principles set clear expectations for those who join our community; help ensure our employees are working towards the same goals; and guide how we treat one another, our customers, and the communities we serve.
We conduct an annual employee survey to better understand and improve the employee experience. Part of the survey seeks to measure the extent to which these three principles have been adopted by our workforce. In 2020, 88% of our global employees participated in our annual survey, 97% of our employees believe the organization works hard to ensure customer success, 98% believe there is a strong focus on results, and 97% are encouraged to strive for excellence day to day.

Diversity, Equity and Inclusion
We believe that diversity and inclusion must be embedded into the way that we do business. Our aim is to ensure that our employees feel a strong sense of belonging and are comfortable bringing their authentic selves to work every day, and our employee resource groups help support that. These groups consist of volunteer Coupa employees who provide personal and professional support to our diverse communities, beyond the scope of their core job duties. Our employee resource groups include the following:
Coupa Empower. Empower's mission is to break down barriers to women’s success by creating a community of individuals and organizations working together to unleash the impact of women in business. The three pillars of Empower are as follows:
•Discover. Focused on the individual, Discover provides development tools for career growth to build a gender balanced pool of leaders who can create and sustain a positive culture.
•Connect. Focused on driving company initiatives, Connect partners with other organizations to expand beyond its existing internal network to develop bonds and impact change across our shared ecosystem of women's leadership.
•Impact. Focused on the community we live in and the world around us, Impact provides opportunities to work with socially responsible programs and organizations that benefit the global community.
Coupa Illuminate. Illuminate’s purpose is to support our LGBTQ+ community by inspiring connection, inclusiveness, and diversity. We respect gender fluidity and non-traditional family units, advocate for equality and fairness, and foster opportunities for stewardship and growth in our local communities.
Coupa Engage. Engage stands to uplift and expand the underrepresented community at Coupa. This group provides a personal and professional platform to support colleagues of color to network and form closer relationships with allies within the company. This group sets its principles on three major pillars: leadership development, inclusion and equity, and community enrichment.

Growth and Development
We foster a learning culture where employees are empowered to drive their career progression and professional development. Our Coupa University platform provides our employees with access to a wide range of training and development programs, as well as virtual learning resources on-demand to help them excel in their careers. Employees may also participate in our student loan repayment assistance program to help pay off their student loans faster.

Compensation and Benefits Program
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that typically include base salary, annual incentive bonuses, and long-term equity awards that vest subject to continued service. We also offer an employee stock purchase plan which allows our employees to contribute a portion of their wages towards the purchase of our stock at a discount. During the year ended January 31, 2021, our overall ESPP participation rate was approximately 80% which remains strong relative to the global benchmark. We believe that a compensation program with both short-term and long-term incentives provides fair and competitive compensation and aligns employee and stockholder interests. In addition to cash and equity compensation, we also offer employees benefits such as life and health (medical, dental and vision) insurance, paid time off, paid parental leave, and a 401(k) plan.

Health, Safety and Wellness
We believe we maintain a high-quality work environment, and we strive to provide a safe and healthy workplace for all employees. We endeavor to comply with applicable local laws and regulations regarding workplace safety, including recognition and control of workplace hazards, tracking injury and illness rates, utilizing a global travel health program, and maintaining robust emergency and disaster recovery plans. We also offer our employees with a wide range of virtual on-demand fitness programs to promote regular physical fitness.
COVID-19 Response
During the COVID-19 pandemic, our primary focus has been on the safety and well-being of our employees and their families. In the first quarter of fiscal 2021, we closed our offices globally and required our employees to work remotely. Additionally, due to concerns over risks related to travel and large gatherings, we have replaced our in-person, annual Inspire conferences and other in-person marketing events with other web-based virtual events. As the pandemic continues, the health and well-being of our workforce remains our top priority while we work to ensure the productivity and enablement of our workforce as they continue to work from home.

Corporate Social Responsibility: "Coupa Cares"
Coupa is committed to advancing our sustainable business practices and strives to drive environmental and social impact for our customers and in our communities. While we have begun building a foundation for employee volunteerism and community giving, we are in the process of developing a more comprehensive sustainability strategy and have designated a sustainability and corporate social responsibility ("CSR") program to do so. We also ensure to work cross-functionally to make progress across our various sustainability efforts.
Our recent efforts on our sustainability strategy and CSR initiatives expand our “Coupa Cares”, which is a CSR effort we launched in 2016. The core mission of Coupa Cares is to sponsor projects and initiatives that:
•are intended to improve Coupa’s social impact;
•feature measurable goals; and
•utilize the particular skills and knowledge of the Coupa workforce.
The program seeks to identify needs in local and global communities, and to take actions to address those needs. The program includes initiatives in employee volunteerism, diversity and inclusion, and education, such as building a Science, Technology, Engineering, or Math (STEM) program for local youth.

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
We have used, and intend to continue to use, our website, LinkedIn, and Twitter accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website.

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
•Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise the funds necessary to settle conversions of, or to repurchase or redeem, our convertible senior notes.
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
•Delaware law, provisions in our charter documents, and provisions in the indentures for our convertible senior notes could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

Risks Related to COVID-19 and Global Economic Trends
We face risks related to the current COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.
Aspects of our business have been and could continue to be adversely affected by the COVID-19 pandemic. Global health concerns relating to the COVID-19 pandemic continue to adversely affect the macroeconomic environment, and the pandemic has increased economic and stock market volatility and uncertainty. In response to the pandemic, government authorities have implemented measures to try to contain the virus or mitigate the harm, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and mandatory shutdowns of non-essential businesses. These measures by government authorities may continue to remain in place for a significant period of time or even if lifted, could be reinstated at any time, and they have and may continue to adversely affect our sales activities, operations and growth prospects. These restrictions, and changes in consumer and business spending behavior prompted by the pandemic, have forced businesses in the United States and other jurisdictions to reduce or suspend their operations, lay-off employees, and in some cases shutdown operations—a pattern of global economic phenomena for which there is little precedent in modern times. Although we derive a significant portion of our revenue from sales to enterprise customers (a segment that may be more resilient to economic volatility), a prolonged downturn is likely to impact many of our enterprise customers adversely. The extent of the damage to this segment of our customer base may not be apparent as quickly as for other segments, and is likely to differ by industry.
The COVID-19 pandemic has had and may continue to have an adverse impact on us in a number of ways, any of which individually or together could have a material adverse impact on our results of operations, financial condition and growth prospects. For example, the pandemic may limit the ability of our suppliers and business partners to perform under their contracts with us, and we may not be able to find and engage additional or substitute suppliers and partners in a timely manner and on terms acceptable to us. We believe that many businesses have been and may continue to be more reluctant to invest in the purchase and implementation of a new software solution like ours in the near term because of the economic uncertainty. This trend may make it more difficult for us to acquire new customers and could lead to longer sales cycles and greater uncertainty around the timing and likelihood of closing sales opportunities to which we have already devoted meaningful time and resources. Our existing customers may reduce their subscriptions or choose not to add new users or adopt new modules at the rate we expect based on past experience. We may have difficulty collecting payment from some customers on a timely basis or at all, and we may see higher rates of bankruptcies, restructurings, dissolutions and similar events among our customer base. In addition, if our results of operations or our assessment of our growth prospects or potential for future profitability fail to meet investor and analyst expectations for any particular financial period, our stock price may experience a substantial decline, even if our revenues have increased or our margins have improved relative to past periods.

The spread of COVID-19 has caused us to modify our business practices, including restricting employee travel, mandating that all non-essential personnel work from home, prolonged closures of our offices, and cancellation of physical participation in sales activities, meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. The COVID-19 pandemic has already created logistical challenges for our business operations, in particular those associated with the transition to an entirely remote workforce. For example, our personnel located at our headquarters in California and elsewhere in the United States and in other countries have in many cases been working from home since March of 2020. Working remotely has made our workforce more reliant on certain cloud-based communication and collaboration services, and any disruption to these services would likely have an adverse impact on employee productivity. In addition to the limitations imposed by this new work environment, many of our employees must contend with additional challenges from the COVID-19 pandemic, such as unexpected child-care and home-schooling responsibilities, among others. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be further impacted.
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
Our overall performance depends in part on worldwide economic conditions. Global financial developments, downturns and global health crises or pandemics seemingly unrelated to us or the enterprise software industry may harm us, including disruptions or restrictions on our employees’ ability to work and travel. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, outbreaks of COVID-19 and the resulting impact on business continuity and travel, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. In particular, the economies of countries in Europe continue to experience some instability as a result of “Brexit,” the United Kingdom’s decision to exit the European Union. While the UK and the European Union reached a Trade Cooperation Agreement in December 2020, the impact of Brexit depends on the implementation of this agreement, as well as the terms of the UK’s future trade agreements with other countries and such impact may not be fully realized for several years or more. We are unable to predict how and to what extent Brexit will impact our business and operating results. We have operations, as well as current and potential new customers, throughout most of Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further as a result of COVID-19 or otherwise, many customers may delay or reduce their information technology spending.

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
We were incorporated in 2006 and introduced our first cloud-based software solution shortly thereafter. Over time we have invested in building a comprehensive, integrated platform of business spend management (“BSM”) services, partly through business acquisitions, and in marketing, selling and supporting this platform. Although in recent years we have grown our annual revenues each year at a substantial rate, our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including any reduction in demand for our platform, increased competition, contraction of our overall market, international or domestic economic instability, downturns or other events, such as the COVID-19 pandemic, our inability to accurately forecast demand for our platform or our failure, for any reason, to capitalize on growth opportunities.
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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets. In connection with our acquisition of LLamasoft, for example, $932.9 million of the purchase price was allocated to goodwill, increasing our total goodwill balance to $1.5 billion as of January 31, 2021, which is roughly three times the amount of goodwill we had as of January 31, 2020. Goodwill must be assessed for impairment at least annually, and other intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. In addition, our exposure to risks associated with various claims, including the use of intellectual property, may be increased as a result of acquisitions of other companies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired technology that were not asserted prior to our acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In connection with the LLamasoft acquisition, for example, we issued approximately 2.4 million shares of our common stock as consideration, which represented over 3% of our outstanding shares of common stock at that time. In addition, if the performance of an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.
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
Our ability to increase revenues and achieve profitability depends, in large part, on our ability to continue to attract large enterprises to our platform and grow this segment of our customer base. We expect to continue to focus a substantial portion of our sales efforts on these customers in the near future. Accordingly, we will continue to face greater costs, longer sales cycles and less predictability in completing some of our sales, than would be expected from selling to a predominantly small business or midmarket target customer base. A delay in or failure to close a large sale to one or more prospective new customers could cause us to fail to meet the expectations of management or analysts, harm our business and financial results, and cause our financial results to vary significantly from period to period.
Our typical sales cycle ranges from three to nine months. The wide range reflects a number of timing factors that can vary significantly between prospective customers, many of which we cannot control, including:
•customers’ budgetary constraints and priorities;
•the timing of customers’ budget cycles;
•the need by some customers for lengthy evaluations; and
•the length and timing of customers’ approval processes.

In addition, as a result of the recent COVID-19 pandemic, many local governments as well as enterprises have limited travel and in-person meetings and implemented other restrictions that are making the sales process more lengthy and difficult, particularly for new customers.
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
The market for business spend management software is highly competitive, with relatively low barriers to entry for some software or service organizations. Our competitors include Oracle Corporation (“Oracle”), SAP AG (“SAP”) and Workday, Inc. (“Workday”), well-established providers of enterprise resource planning solutions, including BSM software, that have long-standing relationships with many customers. Some customers may be hesitant to switch or to adopt cloud-based software such as ours for this part of their business and prefer to maintain their existing relationships with their legacy software vendors. Oracle, SAP and Workday are larger and have greater name recognition, longer operating histories, larger marketing budgets and significantly greater resources than we do. These vendors, as well as other competitors, may offer business spend management software on a standalone basis at a low price or bundled as part of a larger product sale. In order to take advantage of customer demand for cloud-based software, legacy vendors are expanding their cloud-based software through acquisitions and organic development. Legacy vendors may also seek to partner with other leading cloud providers. We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions.
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
We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our platform and attracting new customers. For example, widespread awareness of our brand is critical to ensuring that we are invited to participate in requests for proposals from prospective customers. Our success in this area will depend on a wide range of factors, some of which are beyond our control, including the following:
•the efficacy of our marketing efforts;
•our ability to offer high-quality, innovative and error-and bug-free modules;
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
A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. The revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 38%, 36% and 38% of our total revenues for the fiscal years ended January 31, 2021, 2020 and 2019, respectively. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. While we are gaining additional experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we will face risks in doing business internationally that could adversely affect our business, including:
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
We incurred net losses of $180.1 million, $90.8 million, and $55.5 million in the fiscal years ended January 31, 2021, 2020 and 2019, respectively. We had an accumulated deficit of $525.8 million at January 31, 2021. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. A significant contributor to each of these categories of expense is stock compensation expense associated with equity awards that we grant to many of our employees at the time of hire and thereafter on an annual basis. If we continue to grow at or near the pace at which our headcount increased during our 2021 fiscal year, we would expect our stock compensation expenses likewise to increase at a similar pace in future periods. Furthermore, to the extent we are successful in gaining new customers, we will also incur increased losses because many costs associated with acquiring new customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for longer or shorter periods). If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a midterm or long-term basis.
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
In addition, California enacted the California Consumer Privacy Act of 2018 (“CCPA”) which took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, was passed in the recent California election in November 2020 and comes into effect on January 1, 2023, with a “lookback” period to January 1, 2022. This legislation broadly defines personal information, gives California residents expanded privacy rights and protections and provides for civil penalties for violations. The effects of this legislation are potentially far-reaching and may require us to modify our data management practices and to incur substantial expense in an effort to comply.
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
In January 2018, we issued $230 million aggregate principal amount of 0.375% Convertible Senior Notes due 2023, which we refer to as the 2023 Notes, in June 2019, we issued $805 million aggregate principal amount of our 0.125% Convertible Senior Notes due 2025, which we refer to as the 2025 Notes, and in June 2020, we issued $1,380 million aggregate principal amount of our 0.375% Convertible Senior Notes due 2026, which we refer to as the 2026 Notes, which we collectively refer to as the Convertible Notes. As of January 31, 2021, we had $1,003.1 million in total long-term liabilities, comprised primarily of $897.5 million related to the carrying amount of the 2026 Notes. Our indebtedness may:
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
Further, the indentures governing the Convertible Notes do not restrict our ability to incur additional indebtedness and we and our subsidiaries may incur substantial additional indebtedness in the future, subject to the restrictions contained in any future debt instruments existing at the time, some of which may be secured indebtedness.
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
Further, holders of the Convertible Notes have the right to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of a “fundamental change” (as defined in the indentures governing the Convertible Notes (the “indentures”)) before the maturity date at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or pay cash with respect to Convertible Notes being converted.

The conditional conversion feature of the Convertible Notes, when triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 9, “Convertible Senior Notes” in our notes to our consolidated financial statements, the conditional conversion feature of the 2023 Notes and the 2025 Notes was triggered as of January 31, 2021.
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
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include the amortization of the debt discount, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) to amend current accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, diluted earnings per share will generally be calculated assuming that all the Convertible Notes are converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may change previously reported per share results.
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
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes and could also impact the trading price of the Convertible Notes. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock have ranged from $22.50 to $369.12 through January 31, 2021. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•the size of our market float; and
•any other factors discussed in this Annual Report.

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

Delaware law, provisions in our amended and restated certificate of incorporation (“Restated Certificate”) and amended and restated bylaws (“Restated Bylaws”), and provisions in the indentures for our Convertible Notes could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock and Convertible Notes.
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
In addition, if a fundamental change occurs prior to the maturity date of the Convertible Notes, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. If a “make-whole fundamental change” (as defined in the applicable indenture) occurs prior the maturity date, we will in some cases be required to increase the conversion rate of the Convertible Notes for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. These features of the Convertible Notes may make a potential acquisition more expensive for a potential acquiror, which may in turn make it less likely for a potential acquiror to offer to purchase our company, or reduce the amount of consideration offered for each share of our common stock in a potential acquisition. Furthermore, the indentures prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes.
These and other provisions in our Restated Certificate, Restated Bylaws, Convertible Notes, indentures and in Delaware law could deter or prevent a third party from acquiring us or could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including to delay or impede a merger, tender offer, or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and the trading price of the Convertible Notes and limit opportunities for you to realize value in a corporate transaction.

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

We have additional domestic offices in Ann Arbor, Boca Raton, Boston, Cincinnati, Chicago, Evanston, New York, Pittsburgh, Reno, San Diego, Seattle, and Somerville. We also have international offices in Australia, Canada, France, Germany, India, Ireland, Italy, Japan, Luxembourg, Mexico, the Netherlands, Norway, Singapore, Sweden, Switzerland, and the United Kingdom. We may further expand our facilities capacity as our employee base grows. We believe that we will be able to obtain additional space on commercially reasonable terms.

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

Holders
As of January 31, 2021 there were 106 registered stockholders of record of our common stock and we believe a substantially greater number of beneficial owners who hold shares through brokers, banks or other nominees.

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

Item 6. Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included within this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended January 31, 2021, 2020 and 2019, and the consolidated balance sheet data as of January 31, 2021 and 2020 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended January 31, 2018 and 2017, and the consolidated balance sheet data as of January 31, 2019, 2018 and 2017 are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Since we adopted the new revenue standard effective on February 1, 2018 using the modified retrospective method, the financial data for fiscal 2021, 2020 and 2019 were prepared under the new revenue standard, and the financial data for fiscal 2018 and 2017 were prepared prior to the adoption of the new revenue standard.

	For the year ended January 31,
	2021	2020	2019	2018	2017
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription	$470,341	$345,261	$233,428	$164,865	$117,788
Professional services and other	71,302	44,458	26,938	21,915	15,987
Total revenues	541,643	389,719	260,366	186,780	133,775

Cost of revenues:
Subscription (1)	147,374	89,452	53,153	36,481	25,055
Professional services and other (1)	74,327	49,764	30,301	23,425	21,214
Total cost of revenues	221,701	139,216	83,454	59,906	46,269
Gross profit	319,942	250,503	176,912	126,874	87,506

Operating expenses:
Research and development (1)	133,842	93,089	61,608	44,536	30,262
Sales and marketing (1)	236,312	155,216	105,659	88,722	68,562
General and administrative (1)	116,341	75,623	57,005	38,578	24,106
Total operating expenses	486,495	323,928	224,272	171,836	122,930
Loss from operations	(166,553)	(73,425)	(47,360)	(44,962)	(35,424)
Interest expense	(91,271)	(37,658)	(12,518)	(502)	(14)
Interest income and other, net	13,321	9,316	3,817	3,307	(1,321)
Loss before provision for (benefit from) income taxes	(244,503)	(101,767)	(56,061)	(42,157)	(36,759)
Provision for (benefit from) income taxes	(64,386)	(10,935)	(537)	1,648	848
Net loss	$(180,117)	$(90,832)	$(55,524)	$(43,805)	$(37,607)
Net loss per share, basic and diluted (2)	$(2.63)	$(1.45)	$(0.96)	$(0.83)	$(1.88)

Weighted-average number of shares used in computing net loss per share, basic and diluted (2)	68,559	62,484	57,716	52,999	19,988

Other Financial Data:
Non-GAAP operating income (loss)	$52,694	$31,927	$12,466	$(11,833)	$(24,869)
Non-GAAP net income (loss)	55,725	36,616	11,583	(11,319)	(27,125)
Net cash provided by (used in) operating activities	78,202	68,156	37,436	19,626	(20,955)
Adjusted free cash flows	$113,547	$56,186	$29,908	$15,138	$(25,446)

(1)Includes stock-based compensation expense as follows:

	For the year ended January 31,
	2021	2020	2019	2018	2017
	(in thousands)
Cost of revenues:
Subscription	$11,438	$6,982	$4,285	$2,105	$715
Professional services and other	15,563	7,773	4,269	2,722	772
Research and development	37,685	20,159	11,841	6,928	1,766
Sales and marketing	48,414	23,352	14,786	8,476	3,130
General and administrative	55,750	23,110	17,765	9,464	3,069
Total stock-based compensation	$168,850	$81,376	$52,946	$29,695	$9,452

(2)See Note 13 to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net loss per share.

	As of January 31,
	2021	2020	2019	2018	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$323,284	$268,045	$141,250	$412,903	$201,721
Marketable securities	283,036	499,160	180,169	—	—
Working capital	(207,256)	418,563	32,051	335,278	153,039
Total assets	3,105,165	1,594,073	740,064	572,450	283,864
Deferred revenue, current and non-current	361,888	261,783	182,587	128,030	90,840
Convertible senior notes, net	1,506,593	749,727	174,615	163,010	—
Total stockholders’ equity	$1,040,231	$445,657	$313,281	$240,545	$173,892

Non‑GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non‑GAAP measures are useful in evaluating our operating performance:
•Non-GAAP operating income (loss);
•Non-GAAP net income (loss); and
•Adjusted free cash flows.

We regularly review and consider these measures when we evaluate our business and for internal planning and forecasting purposes.

The following tables provide a reconciliation of loss from operations to non‑GAAP operating income (loss), from net loss to non-GAAP net income (loss), and from net cash provided by (used in) operating activities to adjusted free cash flows (in thousands):

	For the year ended January 31,
	2021	2020	2019	2018	2017
	(in thousands)
Loss from operations	$(166,553)	$(73,425)	$(47,360)	$(44,962)	$(35,424)
Stock-based compensation	168,850	81,376	52,946	29,695	9,452
Litigation-related costs	—	—	—	—	151
Amortization of acquired intangible assets	62,897	23,976	6,880	3,434	952
Change in fair value of contingent consideration payable	(12,500)	—	—	—	—
Non-GAAP operating income (loss)	$52,694	$31,927	$12,466	$(11,833)	$(24,869)

	For the year ended January 31
	2021	2020	2019	2018	2017
	(in thousands)
Net loss	$(180,117)	$(90,832)	$(55,524)	$(43,805)	$(37,607)
Stock-based compensation	168,850	81,376	52,946	29,695	9,452
Litigation-related costs	—	—	—	—	151
Amortization of acquired intangible assets	62,897	23,976	6,880	3,434	952
Change in fair value of contingent consideration payable	(12,500)	—	—	—	—
Amortization of debt discount and issuance costs	86,541	35,922	11,605	459	—
Gain on conversion of convertible senior notes	(3,154)	—	—	—	—
Income tax effects and adjustments	(66,792)	(13,826)	(4,324)	(1,102)	(73)
Non-GAAP net income (loss)	$55,725	$36,616	$11,583	$(11,319)	$(27,125)

	For the year ended January 31
	2021	2020	2019	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$78,202	$68,156	$37,436	$19,626	$(20,955)
Less: purchases of property and equipment	(11,492)	(11,970)	(7,528)	(4,488)	(4,491)
Add: repayments of convertible senior notes attributable to debt discount	27,409	—	—	—	—
Add: one-time payout of legacy unvested equity awards accelerated in conjunction with a business combination	19,428	—	—	—	—
Adjusted free cash flows	$113,547	$56,186	$29,908	$15,138	$(25,446)

We define non-GAAP operating income (loss) as loss from operations before stock-based compensation, amortization of acquired intangible assets, the change in fair value of contingent consideration related to an acquisition, and in fiscal 2017, before litigation-related costs. We define non-GAAP net income (loss) as net loss before stock-based compensation, amortization of acquired intangible assets, the change in fair value of contingent consideration related to an acquisition, amortization of debt discount and issuance costs, gain or loss on conversion of convertible senior notes, and related tax effects, including non-recurring income tax adjustments, and in fiscal 2017, before litigation-related costs. We define adjusted free cash flows as net cash provided by (used in) operating activities, less purchases of property and equipment, plus repayments of convertible senior notes attributable to debt discount, plus one-time payout of legacy unvested equity awards accelerated in conjunction with a business combination.

We believe non-GAAP operating income (loss) and non-GAAP net income (loss) provide investors and other users of our financial information consistency and comparability with our past financial performance and facilitate period to period comparisons of operations. We believe non-GAAP operating income (loss) and non-GAAP net income (loss) are useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance.

We believe information regarding adjusted free cash flows provides useful information to investors because it is an indicator of our capital strength and liquidity, and we also use it to measure performance of our business operations. We exclude repayment of convertible senior notes attributable to debt discount in calculating this measure in part because our use of cash to satisfy this obligation (relating to the Convertible Notes) was discretionary, and we have the ability to satisfy similar obligations in the near future through shares of our common stock, or a combination of cash and shares of our common stock, at our election. However, you should bear in mind that this measure does not reflect any reduction for cash settlements of our debt obligations, nor does it represent our residual cash flow available for discretionary expenditures. In calculating this metric, we also excluded one-time payout of legacy unvested equity awards accelerated in conjunction with a business combination that occurred in November 2020, primarily because it was not a normal recurring cash operating activity necessary for our business operations. In addition, other companies in our industry may calculate similarly titled measures differently than we do, limiting their usefulness as comparative measures. Due to these and other limitations, you should not consider this non-GAAP measure in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by (used in) operating activities.

We use non-GAAP operating income (loss), non-GAAP net income (loss) and adjusted free cash flows in conjunction with traditional GAAP measures as part of our overall assessment of our performance and liquidity, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance and liquidity. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non-GAAP operating income (loss), non-GAAP net income (loss) and adjusted free cash flows should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.

We compensate for these limitations by providing investors and other users of our financial information a reconciliation of non-GAAP operating income (loss) to loss from operations, non-GAAP net income (loss) to net loss, and adjusted free cash flows to net cash provided by (used in) operating activities. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP operating income (loss), non-GAAP net income (loss), and adjusted free cash flows in conjunction with loss from operations, net loss, and the consolidated statements of cash flows.

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

This section of this Form 10-K generally discusses fiscal 2021 and 2020 items and year-to-year comparisons between fiscal 2021 and 2020. Discussions of fiscal 2019 items and year-to-year comparisons between fiscal 2020 and fiscal 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

Overview
We are a leading provider of Business Spend Management (“BSM”) solutions. We offer a comprehensive, cloud-based BSM platform that has connected our customers with more than seven million suppliers globally. Our platform provides greater visibility into and control over how companies spend money, optimize supply chains, and manage liquidity. Using our platform, businesses are able to achieve real, measurable value and savings that drive their profitability.
We refer to the process companies use to purchase goods and services as business spend management and to the money that they manage with this process as spend under management. Our BSM platform delivers a broad range of capabilities that would typically require the purchase and use of multiple disparate point applications. The core of our platform consists of procurement, invoicing, expense management, and payment solutions that form the transactional engine for managing a company’s business spend. In addition, our platform offers specialized modules targeted for power users, to help companies manage more technical and strategic areas of BSM, including areas such as strategic sourcing, contract management, contingent workforce, supplier risk management, supply chain design and planning, treasury management, and spend analysis.
We also provide purchasing programs, such as Coupa Advantage, which offers access to pre-negotiated discounts from various suppliers, and Source Together, which connects community members to engage in group sourcing events, allowing them to leverage pooled buying power to achieve better contracting terms and capture greater savings. Moreover, through our Coupa Open Business Network, suppliers of all sizes can list their goods and services, establish pricing, and interact with buyers electronically, thus significantly reducing paper, improving operating efficiencies, and reducing costs.
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
We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the years ended January 31, 2021, and 2020, respectively.
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

We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and modules to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa, Latin America and Asia-Pacific, including Japan. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 38% and 36%, respectively, of our total revenues for the years ended January 31, 2021 and 2020. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.
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
The extent to which the COVID-19 pandemic may impact our financial condition or results of operations in future periods remains uncertain. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. We may experience decreased customer demand, reduced customer spend, customer bankruptcies and other non-payment situations, shorter contract duration, longer sales cycles and extended payment terms, any of which could materially adversely impact our business, results of operations and overall financial performance in future periods. The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend in part on future developments and conditions, including the duration and spread of the outbreak; government responses to the pandemic; the impact on our customers and our sales cycles; extent of delays in hiring and onboarding new employees; and effect on our partners, vendors and supply chains, all of which are uncertain and difficult to predict. Additionally, due to concerns over the COVID-19 pandemic, we have replaced our in-person, annual Inspire conferences and other in-person marketing events with web-based alternatives. In the first quarter of fiscal 2021, we closed our offices globally and required our employees to work remotely. These changes remained in effect throughout the fourth quarter of fiscal 2021 and are expected to extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented to date have not materially impaired and are not expected to materially impair our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See the section “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Recent Business Developments
In May 2020, we acquired all of the equity interest in ConnXus, Inc. (“ConnXus”), a cloud-based supplier relationship management platform that enables enterprises, health systems and government agencies to monitor all aspects of their supplier diversity compliance programs. The purchase consideration was approximately $10.0 million in cash of which approximately $1.4 million is being held back by the Company for fifteen months after the transaction closing date.

In June 2020, we acquired all of the equity interest in Bellin Treasury International GmbH (“Bellin”), a cloud-based treasury management software platform that improves visibility and control over cash and optimizes treasury processes. The purchase consideration was approximately $121.0 million, comprised of $79.1 million in cash (of which $8.0 million is being held in escrow for eighteen months after the transaction closing date) and 186,300 shares of our common stock with a fair value of approximately $41.8 million as of the transaction close date.

In June 2020, we issued $1,380.0 million aggregate principal amount of our 0.375% Convertible Senior Notes due 2026. In conjunction with the issuance of these notes, we purchased capped calls at a total price of $192.8 million. The net proceeds from the issuance of the 2026 Notes were $1,162.3 million, net of debt issuance costs, including the underwriting discount, and the cash used to purchase the capped call. In addition, we used proceeds of approximately $450.6 million from the 2026 Notes issuance to repurchase 2023 Notes in an aggregate principal amount of approximately $89.0 million.

In September 2020, we acquired all of the equity interest in Much-Net GmbH ("Much-Net"), a financial instrument software and service provider that specializes in risk management. The purchase consideration was approximately $4.3 million in cash, which is net of $1.8 million in cash acquired.

In November 2020, we completed the acquisition of Laurel Parent Holdings, Inc. and its subsidiaries ("LLamasoft"), a supply chain design and analysis software and solutions company. The acquisition strengthens Coupa’s supply chain capabilities, enabling businesses to drive greater value through Business Spend Management. In connection with the acquisition, we issued approximately 2.4 million shares of our common stock and paid aggregate cash of approximately $791.5 million. Approximately $15.0 million of the cash paid is being held in escrow for fifteen months after the transaction closing date as security for the former LLamasoft stockholders' indemnification obligations, and approximately $7.5 million of the cash paid is being held in escrow until the completion of final adjustment on the purchase consideration.

In February 2021, we completed the acquisition of Pana Industries, Inc. ("Pana"), a corporate travel booking solution company that puts an emphasis on the traveler experience. In connection with the completion of the acquisition, we paid aggregate cash of approximately $48.5 million, and issued 23,822 shares of our common stock.

Our Business Model
Our business model focuses on maximizing the lifetime value of a customer relationship, and we continue to make significant investments in order to grow our customer base. Due to our subscription model, we recognize subscription revenues ratably over the term of the subscription period. As a result, the profitability of a customer to our business in any particular period depends in part upon how long a customer has been a subscriber on our platform. In general, the associated upfront costs with respect to new customers are higher in the first year than the aggregate revenues we recognize from those new customers in the first year. We believe that, over time, as our customer base grows and a relatively higher percentage of our subscription revenues are attributable to renewals versus new customers or upsells to existing customers, associated sales and marketing expenses and other allocated upfront costs as a percentage of revenues will decrease, subject to investments we plan to make in our business. Over the lifetime of the customer relationship, we also incur sales and marketing costs to manage the account, renew or upsell the customer to more modules and more users. However, these costs are significantly less than the costs initially incurred to acquire the customer. We calculate the lifetime value of our customers and associated customer acquisition costs for a particular year by comparing (i) gross profit from net new subscription revenues for the year multiplied by the inverse of the estimated subscription renewal rate to (ii) total sales and marketing expense incurred in the preceding year. On this basis, we estimate that for each of fiscal 2021 and 2020, the calculated lifetime value of our customers has exceeded six times the associated cost of acquiring them.

Key Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of January 31,
	2021	2020	2019
Cumulative spend under management (in billions)	$2,359.3	$1,655.2	$1,079.2
Remaining performance obligations (in millions)	$952.3	$724.9	$498.6
Deferred revenue (in millions)	$361.9	$261.8	$182.6
Trailing twelve months calculated billings (in millions)	$641.7	$468.9	$314.9
Customers with annualized subscription revenue above $100,000	1,082	813	602

Cumulative Spend Under Management
Cumulative spend under management represents the aggregate dollar value of transactions through our core platform for all of our customers collectively since we launched our core platform. We define our core platform for purposes of this metric as our procurement, invoicing and expense management modules. We calculate this metric by aggregating the actual transaction data for purchase orders, invoices and expenses from customers using our core platform. Cumulative spend under management does not include spending data or transactions associated with modules from acquired companies. We regularly review our process for calculating this metric and periodically make adjustments to improve its accuracy. We believe that any such adjustments are immaterial unless otherwise stated.

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
Trailing Twelve Months Calculated Billings
Trailing twelve months calculated billings represents total revenues recognized during the period of consecutive twelve months ended January 31, 2021 and 2020 plus the change in deferred revenue for each of those same periods. Trailing twelve month calculated billings is comprised of subscription contracts with existing customers (including renewal contracts and add-on contracts), subscription contracts with new customers, and contracts for professional services, training and other revenues.
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
We primarily offer subscriptions to our cloud-based BSM platform, including procurement, invoicing and expense management and pay. We derive our revenues primarily from subscription fees and professional services fees.

Subscription revenues consist primarily of fees to provide our customers access to our cloud-based platform, which includes routine customer support at no additional cost. Term-based licenses are sold as bundled arrangements that include the rights to a term license and post-contract customer support (“PCS”). Accordingly, we allocate the transaction price to each performance obligation. The revenues related to the amount allocated to PCS are included in subscription revenue, which are recognized ratably over the contract term beginning on the license delivery date. Professional services fees and other include deployment services, optimization services, training, and revenues allocated to license component for the sales of term-based licenses. Subscription revenues are a function of renewal rates, the number of customers, the number of users at each customer, the number of modules subscribed to by each customer, and the price of our modules.

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

Professional services revenues and other consist primarily of fees associated with the implementation and configuration of our subscription service and revenues allocated to the license component for sales of term-based licenses. Professional services are generally sold on a time-and-materials or fixed-fee basis. Revenue for both time-and-material and fixed-fee arrangements are recognized over-time as the services are performed. We have the ability to reasonably measure progress towards completion of the professional services arrangements. For fixed-fee arrangements, we recognize revenue on the basis of performed hours relative to the total estimated hours to complete satisfaction of the professional service arrangement. For the license component from the sales of term-based licenses, we recognize revenues at the start of the license term when delivery is complete.

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

Professional Services and Other Cost of Revenues
Cost of professional services and other cost of revenues consist primarily of personnel and related costs directly associated with our professional services and training departments, including salaries, benefits, bonuses and stock-based compensation; the costs of contracted third-party vendors, amortization of acquired developed technology; and allocated overhead. These costs are generally expensed in the period incurred.

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

Sales and Marketing
Sales and marketing expenses consist primarily of personnel and related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Commissions earned by our sales force that are considered incremental costs for obtaining a non-cancelable subscription contract are deferred and amortized over a period of benefit that we have determined to be five years. For commissions earned from the sale of term-based license contracts, we allocate the costs of commission in proportion to the allocation of transaction price of license and PCS performance obligations. Commissions associated with the license component are expensed at the time the related revenue is recognized. Commissions allocated to PCS are deferred and then amortized over five years. Other sales and marketing costs include promotional events to promote our brand, including our Inspire conferences, web advertising, events, allocated overhead and amortization of customer relationships and trademark.

General and Administrative
General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, recruiting, and administrative personnel, including salaries, benefits, bonuses and stock-based compensation expense; professional fees for external legal, accounting, recruiting and other consulting services and allocated overhead costs. During fiscal 2021, general and administrative expenses included a benefit of $12.5 million related to the reversal of the Yapta contingent consideration payable, as explained in Note 4, “Business Combinations” in the notes to our consolidated financial statements.

Interest Expense
Interest expense consists primarily of interest expense associated with our outstanding convertible senior notes.

Interest Income and Other, Net
Interest income and other, net consists primarily of interest income earned on our investments in marketable securities and cash and cash equivalents, and gain or loss on conversion of convertible senior notes, in addition to the effects of exchange rates on our foreign currency-denominated asset and liability balances which are recorded as foreign currency gains (losses) in the consolidated statements of operations.

Provision for (Benefit from) Income Taxes
Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. Benefit from income taxes is primarily related to the release of valuation allowances for deferred tax assets for the year ended January 31, 2021, partially offset by income taxes related to foreign and state jurisdictions. We maintain a full valuation allowance on net deferred tax assets of our U.S. and the majority of our international entities as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	For the year ended January 31,
	2021		2020		2019
	(in thousands, except percentages)
Revenues:
Subscription	$470,341	87%	$345,261	89%	$233,428	90%
Professional services and other	71,302	13	44,458	11	26,938	10
Total revenues	541,643	100	389,719	100	260,366	100
Cost of revenues:
Subscription	147,374	27	89,452	23	53,153	20
Professional services and other	74,327	14	49,764	13	30,301	12
Total cost of revenues	221,701	41	139,216	36	83,454	32
Gross profit	319,942	59	250,503	64	176,912	68
Operating expenses:
Research and development	133,842	25	93,089	24	61,608	24
Sales and marketing	236,312	44	155,216	40	105,659	41
General and administrative	116,341	21	75,623	19	57,005	22
Total operating expenses	486,495	90	323,928	83	224,272	87
Loss from operations	(166,553)	(31)	(73,425)	(19)	(47,360)	(19)
Interest expense	(91,271)	(17)	(37,658)	(10)	(12,518)	(5)
Interest income and other, net	13,321	2	9,316	2	3,817	1
Loss before benefit from income taxes	(244,503)	(46)	(101,767)	(27)	(56,061)	(23)
Benefit from income taxes	(64,386)	(12)	(10,935)	(3)	(537)	—
Net loss	$(180,117)	(34)%	$(90,832)	(24)%	$(55,524)	(23)%

Fiscal Years Ended January 31, 2021 and 2020
Revenues

	For the year ended January 31,		% Change
	2021	2020
	(in thousands)
Subscription	$470,341	$345,261	36%
Professional services and other	71,302	44,458	60%
Total revenues	$541,643	$389,719	39%

Total revenues were $541.6 million for the fiscal year ended January 31, 2021 compared to $389.7 million for the fiscal year ended January 31, 2020, an increase of $151.9 million, or 39%. Subscription revenues were $470.3 million, or 87% of total revenues, for the fiscal year ended January 31, 2021, compared to $345.3 million, or 89% of total revenues, for the fiscal year ended January 31, 2020. This increase in absolute dollars was predominantly driven by the increase in the number of customers with annualized subscription revenue above $100,000, which was 1,082 as of January 31, 2021, compared to 813 as of January 31, 2020. Professional services and other revenues were $71.3 million for the fiscal year ended January 31, 2021 compared to $44.5 million for the fiscal year ended January 31, 2020. The increase of $26.8 million, or 60%, was primarily due to an increase in implementation services as a result of our expanded customer base.

We will continue to monitor the COVID-19 pandemic carefully and its impact on our customers and customer acquisitions.

Cost of Revenues

	For the year ended January 31,		% Change
	2021	2020
	(in thousands)
Subscription	$147,374	$89,452	65%
Professional services and other	74,327	49,764	49%
Total cost of revenues	$221,701	$139,216	59%

Cost of subscription was $147.4 million for the fiscal year ended January 31, 2021 compared to $89.5 million for the fiscal year ended January 31, 2020, an increase of $57.9 million, or 65%. The increase in cost of subscription was primarily due to an increase of $18.4 million in hosting fees to accommodate increased customer spend, an increase of $18.4 million in amortization of developed technology assets related to acquisitions, an increase of $11.3 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $5.0 million in license and subscription fees, an increase of $3.6 million in amortization of capitalized development costs, and a $1.2 million increase in other costs driven by our overall growth.

Cost of professional services was $74.3 million for the fiscal year ended January 31, 2021, compared to $49.8 million for the fiscal year ended January 31, 2020, an increase of $24.5 million, or 49%. The increase in cost of professional services was primarily due to an increase of $20.7 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $6.7 million in amortization of developed technology assets related to acquisitions, and an increase of $1.1 million of other costs. This was partially offset by a decrease of $2.6 million due to a reduction in travel costs due to current travel restrictions associated with the COVID-19 pandemic, and from a decrease of $1.4 million in professional and outside services primarily related to customer implementations.

We will continue to monitor the COVID-19 pandemic carefully and its impact on our cost profile in providing hosting solutions and services to our customers.

Gross Profit

	For the year ended January 31,		% Change
	2021	2020
	(in thousands)
Gross profit	$319,942	$250,503	28%

Gross profit was $319.9 million for the fiscal year ended January 31, 2021, compared to $250.5 million for the fiscal year ended January 31, 2020, an increase of $69.4 million, or 28%. The increase in gross profit was primarily due to the acquisition of new customers with annualized subscription revenue above $100,000. Gross margin was 59% for the fiscal year ended January 31, 2021, compared to 64% for the fiscal year ended January 31, 2020. The decrease in gross margin was primarily due to the increase in amortization of developed technology assets related to acquisitions.

Operating Expenses
Research and Development

	For the year ended January 31,		% Change
	2021	2020
	(in thousands)
Research and development	$133,842	$93,089	44%

Research and development expenses were $133.8 million for the fiscal year ended January 31, 2021 compared to $93.1 million for the fiscal year ended January 31, 2020, an increase of $40.7 million, or 44%. The increase was primarily due to an increase of $39.3 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $1.8 million in costs associated with the development of our platform and other costs for research and development activities, an increase in outside services of $1.5 million, and a $1.6 million increase in other costs driven by our overall growth. This was partially offset by a $2.1 million increase in capitalization of development costs and $1.4 million reduction in travel costs due to current travel restrictions associated with the COVID-19 pandemic.

Sales and Marketing

	For the year ended January 31,		% Change
	2021	2020
	(in thousands)
Sales and marketing	$236,312	$155,216	52%

Sales and marketing expenses were $236.3 million for the fiscal year ended January 31, 2021, compared to $155.2 million for the fiscal year ended January 31, 2020, an increase of $81.1 million, or 52%. The increase was primarily due to an increase of $66.2 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $13.9 million increase in customer relationship amortization costs, an increase of $2.4 million in marketing costs, an increase of $1.7 million in hosting fees to accommodate sales related activities, an increase in outside services of $1.7 million, and an increase of $3.5 million in other costs driven by our overall growth. This was partially offset by a reduction in travel costs of $8.3 million due to current travel restrictions associated with the COVID-19 pandemic. In response to the COVID-19 pandemic, we have replaced our in-person marketing events with web-based marketing and remote events.

General and Administrative

	For the year ended January 31,		% Change
	2021	2020
	(in thousands)
General and administrative	$116,341	$75,623	54%

General and administrative expenses were $116.3 million for the fiscal year ended January 31, 2021 compared to $75.6 million for the fiscal year ended January 31, 2020, an increase of $40.7 million, or 54%. The increase was primarily due to $44.6 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase in outside services of $4.0 million, an increase in allowances for doubtful accounts and credit losses of $3.4 million, and from an increase of $1.2 million in other costs driven by our overall growth. This was partially offset by a benefit of $12.5 million arising from the reversal of the Yapta contingent consideration liability during the fiscal year ended January 31, 2021.

Interest Expense

	For the year ended January 31,		% Change
	2021	2020
	(in thousands)
Interest expense	$91,271	$37,658	142%

Interest expense was $91.3 million for the fiscal year ended January 31, 2021, compared to $37.7 million for the fiscal year ended January 31, 2020. The $53.6 million increase in interest expense was primarily due to amortization of the debt discount and issuance costs on the 2026 Notes issued in the second quarter of fiscal 2021, and from the 2025 Notes issued in the second quarter of fiscal 2020, partially offset by a reduction of interest expenses associated with the repurchases and conversions of a portion of the 2023 Notes during fiscal 2021.

Interest Income and Other, Net

	For the year ended January 31,		% Change
	2021	2020
	(in thousands)
Interest income and other, net	$13,321	$9,316	43%

Interest income and other, net was $13.3 million for the fiscal year ended January 31, 2021 compared to $9.3 million for the fiscal year ended January 31, 2020. The $4.0 million increase in interest income and other, net was primarily due to a favorable impact of $5.5 million related to foreign currency exchange, an increase of $3.2 million from early conversions gains on the 2023 Notes, and an increase of $0.3 million in other miscellaneous income, partially offset by a decrease of $5.0 million in income earned from our investments in marketable securities and money market funds primarily as a result of a lower market yield.

Benefit From Income Taxes

	For the year ended January 31,		% Change
	2021	2020
	(in thousands)
Benefit from income taxes	$(64,386)	$(10,935)	NM

The benefit from income taxes was $64.4 million for the fiscal year ended January 31, 2021, compared to benefit from income taxes of $10.9 million for the fiscal year ended January 31, 2020. Benefit from income taxes for the fiscal year ended January 31, 2021 is primarily related to the release of valuation allowances for deferred tax assets due to the recognition of deferred tax liabilities from acquisitions completed during the year, partially offset by income taxes related to foreign and state jurisdictions. We maintain a full valuation allowance on net deferred tax assets of our U.S. and the majority of our international entities as we have concluded that it is not more likely than not that the deferred assets will be utilized.
Fiscal Years Ended January 31, 2020 and 2019
For a comparison of our results of operations for the fiscal years ended January 31, 2020 and 2019, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 20, 2020.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of January 31, 2021, we had cash and cash equivalents of $323.3 million, and marketable securities of $283.0 million. In November 2020, we completed the acquisition of LLamasoft, Inc. In connection with the completion of the acquisition, we paid approximately $791.5 million in cash and issued approximately 2.4 million shares of our common stock.

We had outstanding 2023 Notes, 2025 Notes and 2026 Notes with principal amounts of $8.8 million, $805.0 million and $1,380.0 million, respectively, as of January 31, 2021.

As of January 31, 2021, the remaining 2023 Notes with a principal amount of $8.8 million and 2025 Notes with a principal amount of $805.0 million are convertible at the option of the holders. We have the ability to settle the Convertible Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. As of January 31, 2021, the unsettled conversion requests related to the 2023 Notes and 2025 Notes were not material. From February 1, 2021 to the date of this Annual Report, we have not received additional requests on either of the 2023 Notes or 2025 Notes. The 2026 Notes were not convertible as of January 31, 2021. It is our current intent to settle conversions of the remaining 2023 Notes and the 2025 and 2026 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock.

In conjunction with the issuance of the Convertible Notes, we entered into capped call transactions that reduce our exposure to additional cash payments above principal balances in the event of a cash conversion of the Convertible Notes. We may owe additional cash to the noteholders upon early conversion if our stock price exceeds $63.821 per share for the 2023 Notes, $295.55 for the 2025 Notes, or $503.42 for the 2026 Notes. Although our incremental exposure to the additional cash payment above the principal amount of the Convertible Notes is reduced by the capped calls, conversion of the Convertible Notes by noteholders may cause dilution to the ownership interests of existing stockholders. We did not exercise the capped calls for the converted 2023 Notes and 2025 Notes. As of January 31, 2021 all the capped calls for the 2023 Notes and 2025 Notes remained outstanding.
Our cash equivalents are comprised primarily of bank deposits and money market funds. Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part I, Item 1A titled “Risk Factors.” However, we believe our existing cash and cash equivalents and marketable securities will be sufficient to meet our projected operating requirements for at least the next 12 months from the filing of this Annual Report.
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

Operating Activities
Cash provided by operating activities for the fiscal year ended January 31, 2021 was $78.2 million compared to $68.2 million for the year ended January 31, 2020. This increase was primarily driven by cash collections from customers, partially offset by approximately $27.4 million repayments of convertible senior notes attributable to debt discount and $19.4 million from one-time payout of legacy unvested stock awards accelerated in conjunction with the LLamasoft acquisition, which were classified as cash outflows in operating activities for the fiscal year ended January 31, 2021.

Investing Activities
Cash used in investing activities for the fiscal year ended January 31, 2021 of $661.1 million was primarily related to cash used in the acquisition of ConnXus, Bellin, Much-Net and LLamasoft of $856.7 million, $11.5 million for the purchases of property and equipment, and from $6.9 million release of holdback purchase consideration related to previous business acquisitions, partially offset by $214.0 million of net purchases, maturities and sales of short-term marketable securities.

Financing Activities
Cash provided by financing activities for the fiscal year ended January 31, 2021 of $641.8 million was primarily due to net proceeds of $1,355.1 million from the issuance of 2026 Notes, partially offset by $192.8 million proceeds used to purchase the associated capped calls and $555.4 million for repayments and cancellations of the 2023 Notes. In addition, there was approximately $34.9 million of proceeds from the exercise of stock options and issuance of common stock under the ESPP during the fiscal year ended January 31, 2021.

Off-Balance Sheet Arrangements
Through January 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Commitments and Contractual Obligations
Our principal commitments and contractual obligations consist of our Convertible Notes, obligations under operating leases for office facilities and contractual purchase obligations for hosting services and web development services that support our business operations. The following table summarizes our non-cancelable contractual obligations as of January 31, 2021.

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Convertible senior notes (1)	$2,193,831	$2,957	$5,877	$804,997	$1,380,000
Aggregate interest obligation(1)(2)	32,532	6,204	12,387	11,353	2,588
Operating lease obligations	49,217	14,060	23,727	9,125	2,305
Purchase obligations	40,287	15,669	23,468	1,150	—
Total contractual obligations	$2,315,867	$38,890	$65,459	$826,625	$1,384,893

(1)The conversion period for the 2023 Notes and 2025 Notes was open as of January 31, 2021, and as such the net carrying value of the 2023 Notes and 2025 Notes are included within current liabilities on our consolidated balance sheet. The principal balances of $8.8 million and $805.0 million of the 2023 Notes and 2025 Notes, respectively, were reflected in the payment period in the table above based on the contractual maturity assuming no conversion or repurchase.
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

Revenue Recognition
We derive our revenues primarily from subscription fees, professional services fees and other. Revenues are recognized when control of these services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Revenues are recognized net of applicable taxes imposed on the related transaction. Our revenue recognition policy follows guidance from Accounting Standards Codification 606, Revenue from Contracts with Customers (Topic 606).

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

Subscription Revenues
We offer subscriptions to our cloud-based business spend management platform, including procurement, invoicing, expense management and pay. Subscription services revenues consist primarily of fees to provide our customers access to our cloud-based platform, which includes routine customer support. Subscription service contracts do not provide customers with the right to take possession of the software, are non-cancelable, and do not contain general rights of return. Generally subscription revenues are recognized ratably over the contractual term of the arrangement, beginning on the date that the service is made available to the customer. Subscription contracts typically have a term of three years with invoicing occurring in annual installments at the beginning of each year in the subscription period.
Subscription revenues also include fees to provide post-contract customer support related to the term-based licenses. The post-contract customer support revenues are recognized ratably over the contract term beginning on the license delivery date.

Professional Services Revenues and Other
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
Other revenues include the sales of term-based licenses that we acquired from business combinations. The revenues are recognized at the start of the license term when delivery is complete.

Significant Judgments
Our contracts with customers often include promises to transfer multiple products and services to a customer. For these contracts, we account for individual performance obligations separately if they are distinct. Subscription services, professional services, the right to term-based licenses, and related post-contract customer support are distinct performance obligations that are accounted for separately. In contracts with multiple performance obligations, the transaction price is allocated to each separate performance obligations on a relative standalone selling price ("SSP") basis.

The determination of standalone selling price for each distinct performance obligations requires judgment. We determine SSP for performance obligations based on overall pricing objectives, which take into consideration market conditions and entity-specific factors. This includes a review of historical sales data related to the size of arrangements, the applications being sold, customer demographics and the numbers and types of users within the arrangements. We use a range of amounts to estimate SSP for performance obligations. There is typically more than one SSP for individual products and services due to the stratification of those products and services by certain considerations such as size and sales regions.

Deferred Commissions
Commissions are earned by sales personnel upon the execution of the sales contract by the customer, and commission payments are made shortly after they are earned. Commission costs can be associated specifically with subscription, professional services, and license arrangements. Commissions earned by our sales personnel are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit of five years. We determined the period of benefit by taking into consideration our past experience with customers, future cash flows expected from customers, industry peers and other available information.

For commissions earned from the sale of term-based license contracts, we allocate the costs of commission in proportion to the allocation of transaction price of license and PCS performance obligations. Commissions associated with the license component are expensed at the time the related revenue is recognized. Commissions allocated to PCS are deferred and then amortized over a period of benefit of five years.

We capitalized commission costs of $24.2 million, and $26.2 million and amortized $14.7 million and $9.6 million to sales and marketing expense in the accompanying consolidated statements of operations during the years ended January 31, 2021 and 2020, respectively.

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

We review goodwill for impairment annually during the fourth quarter or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of January 31, 2021, no impairment of goodwill has been identified.

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

Convertible Notes
We account for the issued convertible senior notes (“Convertible Notes”) as separate liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature using a discounted cash flow model with a discount rate associated with each convertible note. The discount rates were determined primarily using observable yields for stand-alone debt instruments with a comparable credit rating and term. In addition, for the 2026 Notes, the Company also used lattice models to determine the discount rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. We allocated issuance costs incurred to the liability and equity components. Issuance costs attributable to the liability component are being amortized to expense over the respective term of the Convertible Notes, and issuance costs attributable to the equity components were netted with the respective equity component in additional paid in capital.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, and Canadian Dollar. We expect our international operations to continue to grow in the future and we are continually monitoring the magnitude of our foreign currency exposure.

We performed a sensitivity analysis and determined that if an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currency at the balance sheet dates, it would have resulted in an adverse effect on our net losses of approximately $7.8 million and $6.3 million as of January 31, 2021 and 2020, respectively. We expect our international operations to continue to grow in the near term and the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases. In addition, we will continue to monitor the COVID-19 pandemic carefully and its impact on our foreign currencies. Most of our agreements have been and we expect will continue to be denominated in U.S. dollars.

Market Risk and Market Interest Risk
In June 2020, we issued $1,380.0 million aggregate principal amount of 0.375% convertible senior notes due 2026. In June 2019, we issued $805.0 million aggregate principal amount of 0.125% convertible senior notes due 2025. In January 2018, we issued $230.0 million aggregate principal amount of 0.375% convertible senior notes due 2023, of which approximately $221.2 million aggregate principal amount had been settled by January 31, 2021. The 2026 Notes, 2025 Notes and 2023 Notes have fixed annual interest rates at 0.375%, 0.125% and 0.375%, respectively, and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the values of the Convertible Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the Convertible Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for disclosure purposes only.
Our exposure to interest rate risk also is related to our interest-bearing assets, primarily our cash and cash equivalents. Fluctuations in interest rates impact the yield of the investment. A hypothetical 100 basis points increase in interest rates would have impacted interest income by $3.1 million and $2.8 million for the years ended January 31, 2021 and 2020, respectively.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
a)Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of January 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b)Management's Report on Internal Control Over Financial Reporting.
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

Our management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. We have excluded from our evaluation of internal control over financial reporting, the internal control activities of ConnXus, Inc. acquired in May 2020, Bellin Treasury International GmbH acquired in June 2020, Much-Net GmbH acquired in September 2020, and Laurel Parent Holdings, Inc. acquired in November 2020. The financial results of these acquisitions are included from the date of acquisition in the January 31, 2021 consolidated financial statements and collectively constituted less than 10% of total assets as of January 31, 2021, and less than 10% of total revenues for the year then ended. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2021.
The effectiveness of our internal control over financial reporting as of January 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

c)Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

d)Inherent Limitations on Effectiveness of Controls.
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

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information called for by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2021 (Proxy Statement) and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) Documents Filed with Report
(1) Financial Statements.

(2) Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts
(in thousands)

	Balance as of beginning of year	Additions	Deductions	Balance as of end of year
Year ended January 31, 2021
Allowance for doubtful accounts	$61	$3,448	$(62)	$3,447
Year ended January 31, 2020
Allowance for doubtful accounts	$70	$76	$(85)	$61
Year ended January 31, 2019
Allowance for doubtful accounts	$9	$94	$(33)	$70
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

(3) Exhibits.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger by and among the Registrant, Epic Merger Sub, Inc., Exari Group, Inc., and Beacon Equity Partners, LLC, as stockholder representative.	8-K	001-37901	2.1	4/16/2019
2.2	Agreement and Plan of Merger and Reorganization, dated November 2, 2020, by and among Coupa Software Incorporated, Lloyd Merger Sub, Inc., Lloyd Merger Sub, LLC, Laurel Parent Holdings, Inc. and TPG VII Laurel Holdings, L.P., as stockholder representative.	8-K	001-37901	2.1	11/2/2020
3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-Q	001-37901	3.1	12/9/2016
3.2	Amended and Restated Bylaws of Registrant.	10-Q	001-37901	3.2	12/9/2016
4.1	Amended and Restated Investors’ Rights Agreement, dated May 26, 2015, by and among the Registrant and the parties thereto.	S-1	333-213546	4.1	9/8/2016
4.2	Waiver of Notice and Registration Rights and Amendment to Amended and Restated Investors Rights Agreement.	S-1/A	333-217105	4.1.2	4/10/2017
4.3	Indenture with respect to the Company’s 0.375% Convertible Senior Notes due 2023, dated as of January 17, 2018, between the Registrant and Wilmington Trust, National Association, as trustee.	8-K	001-37901	4.1	1/18/2018
4.4	Indenture (including form of Note) with respect to the Company’s 0.125% Convertible Senior Notes due 2025, dated as of June 11, 2019, between the Registrant and Wilmington Trust, National Association, as trustee.	8-K	001-37901	4.1	6/11/2019
4.5	Indenture (including form of Note) with respect to the Company’s 0.375% Convertible Senior Notes due 2026, dated as of June 15, 2020, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-37901	4.1	6/16/2020
4.6	Registration Rights Agreement, dated November 2, 2020, by and among Coupa Software Incorporated and certain equityholders of Laurel Parent Holdings, Inc.	8-K	001-37901	2.2	11/2/2020
4.7	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-37901	4.5	3/20/2020
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-213546	10.1	9/23/2016
10.2*	2006 Stock Plan, as amended, and forms of agreements thereunder.	S-1/A	333-213546	10.2	9/23/2016
10.3*	Registrant’s 2016 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-213546	10.3	9/23/2016
10.4*	Registrant’s 2016 Employee Stock Purchase Plan and form of Participation Agreement thereunder.	S-1/A	333-213546	10.4	10/4/2016
10.5*	Incentive Bonus Plan.	S-1	333-213546	10.5	9/8/2016

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.6*	Offer Letter, dated May 19, 2016, and Severance and Change in Control Agreement, between the Registrant and Robert Bernshteyn.	S-1	333-213546	10.6	9/8/2016
10.6.1*	Amended and Restated Severance and Change of Control Agreement, dated September 24, 2019, between the Registrant and Robert Bernshteyn.	10-Q	001-37901	10.1	12/3/2019
10.7*	Offer Letter, dated May 19, 2016, and Severance and Change in Control Agreement, between the Registrant and Todd Ford.	S-1	333-213546	10.8	9/8/2016
10.7.1*	Amended and Restated Severance and Change of Control Agreement, dated September 30, 2019, between the Registrant and Todd Ford.	10-Q	001-37901	10.4	12/3/2019
10.8*	Offer Letter, dated September 27, 2017, and Severance and Change in Control Agreement, between the Registrant and Mark Riggs.	10-K	001-37901	10.8	3/27/2019
10.8.1*	Amended and Restated Severance and Change of Control Agreement, dated September 27, 2019, between the Registrant and Mark Riggs.	10-Q	001-37901	10.2	12/3/2019
10.9*	Offer Letter, dated August 25, 2016, between the Registrant and Steven Winter.	S-1	333-213546	10.1	9/8/2016
10.9.1*	Amended and Restated Severance and Change of Control Agreement, dated September 28, 2019, between the Registrant and Steve Winter.	10-Q	001-37901	10.3	12/3/2019
10.10	Lease Agreement, dated March 20, 2014, among the Registrant and Crossroads Associates and Clocktower Associates, as amended.	S-1	333-213546	10.11	9/8/2016
10.10.1	Third Amendment, dated May 1, 2017, to the Lease Agreement by and between the Registrant and BCSP Crossroads Property LLC.	10-Q	001-37901	10.1	9/8/2017
10.11*	Compensation Program for Non-Employee Directors.	10-Q	001-37901	10.1	9/6/2018
10.12*	Revised Compensation Program for Non-Employee Directors.	10-Q	001-37901	10.1	12/8/2020
10.13	Form of Base Capped Call Confirmation with respect to the 2023 Notes.	8-K	001-37901	99.1	1/18/2018
10.14	Form of Additional Capped Call Confirmation with respect to the 2023 Notes.	8-K	001-37901	99.2	1/18/2018
10.15	Form of Base Capped Call Confirmation with respect to the 2025 Notes.	8-K	001-37901	99.1	6/11/2019
10.16	Form of Additional Capped Call Confirmation with respect to the 2025 Notes.	8-K	001-37901	99.2	6/11/2019
10.17	Form of Base Capped Call Confirmation with respect to the 2026 Notes.	8-K	001-37901	99.1	6/16/2020
10.18	Form of Additional Capped Call Confirmation with respect to the 2026 Notes.	8-K	001-37901	99.2	6/16/2020
10.19	Form of Director Confidentiality Agreement.	10-K	001-37901	10.14	3/28/2018

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
21.1	List of Subsidiaries of Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page for the Company’s Annual Report on Form 10-K for the year ended January 31, 2021, has been formatted in Inline XBRL.					X

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

Coupa Software Incorporated

Date: March 18, 2021	By:	/s/ Robert Bernshteyn
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

Name	Title	Date

/s/ Robert Bernshteyn	Chief Executive Officer and Director and Chairman of the Board	March 18, 2021
Robert Bernshteyn	(Principal Executive Officer)

/s/ Todd Ford	Chief Financial Officer	March 18, 2021
Todd Ford	(Principal Financial Officer)

/s/ Anthony Tiscornia	Chief Accounting Officer	March 18, 2021
Anthony Tiscornia	(Principal Accounting Officer)

/s/ Michelle Brennan	Director	March 18, 2021
Michelle Brennan

/s/ Leslie Campbell	Director	March 18, 2021
Leslie Campbell

/s/ Roger Siboni	Director	March 18, 2021
Roger Siboni

/s/ Tayloe Stansbury	Director	March 18, 2021
Tayloe Stansbury

/s/ Scott Thompson	Director	March 18, 2021
Scott Thompson

/s/ Frank van Veenendaal	Director	March 18, 2021
Frank van Veenendaal

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Coupa Software Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coupa Software Incorporated (the Company) as of January 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 18, 2021 expressed an unqualified opinion thereon.

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

Revenue recognition - Identifying and evaluating terms and conditions in contracts
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company derives its revenues primarily from subscription services fees, professional services fees and term-based licenses. The Company determines revenue recognition following five-step framework in line with ASC 606, Revenue from Contracts with Customers (Topic 606) “ASC 606”. Management applies significant effort and judgment in identifying and evaluating any non-standard terms and conditions in contracts which may impact revenue recognition.

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

Acquisition of Laurel Parent Holdings, Inc. and its subsidiaries (“LLamasoft”) – Fair Value of technology-related intangible assets
Description of the Matter
As discussed in Note 4 to the consolidated financial statements, the Company completed the acquisition during fiscal 2021 of Laurel Parent Holdings, Inc. and its subsidiaries (“LLamasoft”) for consideration of $1.4 billion, accounted for as a business combination.

Auditing the Company's accounting for its acquisition of LLamasoft was complex due to the significant estimation required in determining the fair value of developed technology intangible assets, which were valued and recorded at $316.1 million. The Company used a discounted cash flow model to measure developed technology intangible assets. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation model and the sensitivity of the fair value to certain underlying significant assumptions, in particular, the projections of future revenue, including the impact of the technology migration curve. This significant assumption is forward-looking and could be affected by future economic and market conditions.

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

Fair Value determination of Convertible Senior Notes
Description of the Matter
As discussed in Note 9 to the consolidated financial statements, in June 2020, the Company issued $1,380.0 million in Convertible Senior Notes (Convertible Notes). Concurrent with the issuance of the Convertible Notes, the Company entered into capped call transactions that are exercisable upon conversion of the Convertible Notes (collectively with the Convertible Notes referred to as the Convertible Notes Transactions). The accounting for the Convertible Notes Transactions was complex as it required assessment as to whether features in the Convertible Notes required bifurcation and an evaluation of the appropriate classification of those features in the financial statements. Additionally, the Convertible Notes Transactions were complex as valuation of the conversion feature in the Convertible Notes involved estimation of the fair value of the liability component of the Convertible Notes on a stand-alone basis.

Auditing management’s evaluation of the Convertible Notes Transactions involved addressing the complexity in assessing the components for separability and assessing valuation of the liability component on a stand-alone basis. The Company estimated the fair value of the liability component of the Convertible Notes using a discounted cash flow model with a discount rate determined primarily using observable yields for stand-alone debt instruments with a comparable credit rating and term as well as using lattice models. The fair value of the liability component is sensitive to changes in the discount rate. The Company also performed a detailed analysis of the terms of the Convertible Notes Transactions to identify whether there were any embedded derivatives that required separate identification and valuation under applicable accounting guidance.

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
March 18, 2021

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Coupa Software Incorporated

Opinion on Internal Control over Financial Reporting

We have audited Coupa Software Incorporated’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Coupa Software Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ConnXus, Inc., Bellin Treasury International GmbH, Much-Net GmbH, and Laurel Parent Holdings, Inc., which are included in the January 31, 2021 consolidated financial statements of the Company and collectively constituted less than 10% of total assets as of January 31, 2021, and less than 10% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of ConnXus, Inc., Bellin Treasury International GmbH, Much-Net GmbH, and Laurel Parent Holdings, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated balance sheets of the Company as of January 31, 2021 and 2020, the related (consolidated) statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2021 and the related notes and schedule and our report dated March 18, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Redwood City, California
March 18, 2021

COUPA SOFTWARE INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of January 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$323,284	$268,045
Marketable securities	283,036	499,160
Accounts receivable, net of allowances	196,009	118,508
Prepaid expenses and other current assets	36,381	31,636
Deferred commissions, current portion	15,541	11,982
Total current assets	854,251	929,331
Property and equipment, net	28,266	18,802
Deferred commissions, net of current portion	36,832	30,921
Goodwill	1,480,847	442,112
Intangible assets, net	632,173	128,660
Operating lease right-of-use assets	41,305	32,026
Other assets	31,491	12,221
Total assets	$3,105,165	$1,594,073
Liabilities, Temporary Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,831	$3,517
Accrued expenses and other current liabilities	80,271	54,245
Deferred revenue, current portion	356,115	257,692
Convertible senior notes, net (Note 9)	609,068	187,115
Operating lease liabilities, current portion	11,222	8,199
Total current liabilities	1,061,507	510,768
Convertible senior notes, net (Note 9)	897,525	562,612
Deferred revenue, net of current portion	5,773	4,091
Operating lease liabilities, net of current portion	31,845	25,490
Other liabilities	67,915	28,620
Total liabilities	2,064,565	1,131,581
Commitments and contingencies (Note 10)	—	—
Temporary equity (Note 9)	369	16,835
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at January 31, 2021 and 2020; zero shares issued and outstanding at January 31, 2021 and 2020	—	—
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at January 31, 2021 and 2020; 72,753,659 and 64,528,970 shares issued and outstanding as of January 31, 2021 and 2020, respectively	7	7
Additional paid-in capital	1,556,865	790,468
Accumulated other comprehensive income	9,165	871
Accumulated deficit	(525,806)	(345,689)
Total stockholders’ equity	1,040,231	445,657
Total liabilities, temporary equity and stockholders’ equity	$3,105,165	$1,594,073

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the year ended January 31,
	2021	2020	2019
Revenues:
Subscription	$470,341	$345,261	$233,428
Professional services and other	71,302	44,458	26,938
Total revenues	541,643	389,719	260,366
Cost of revenues:
Subscription	147,374	89,452	53,153
Professional services and other	74,327	49,764	30,301
Total cost of revenues	221,701	139,216	83,454
Gross profit	319,942	250,503	176,912
Operating expenses:
Research and development	133,842	93,089	61,608
Sales and marketing	236,312	155,216	105,659
General and administrative	116,341	75,623	57,005
Total operating expenses	486,495	323,928	224,272
Loss from operations	(166,553)	(73,425)	(47,360)
Interest expense	(91,271)	(37,658)	(12,518)
Interest income and other, net	13,321	9,316	3,817
Loss before benefit from income taxes	(244,503)	(101,767)	(56,061)
Benefit from income taxes	(64,386)	(10,935)	(537)
Net loss	$(180,117)	$(90,832)	$(55,524)
Net loss per share, basic and diluted	$(2.63)	$(1.45)	$(0.96)
Weighted-average number of shares used in computing net loss per share, basic and diluted	68,559	62,484	57,716

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the year ended January 31,
	2021	2020	2019
Net loss	$(180,117)	$(90,832)	$(55,524)
Other comprehensive gain in relation to defined benefit plans, net of tax	287	119	598
Changes in unrealized gain (loss) on marketable securities, net of tax	(484)	417	35
Foreign currency translation adjustments, net of tax	8,491	—	—
Comprehensive loss	$(171,823)	$(90,296)	$(54,891)

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2018	55,712,342	$6	$445,318	$(298)	$(204,481)	$240,545
Issuance of common stock for acquisitions	553,746	—	46,157	—	—	46,157
Issuance of common stock for employee share purchase plan	505,717	—	8,778	—	—	8,778
Exercise of stock options	2,824,836	—	13,606	—	—	13,606
Vesting of early exercised stock options	—	—	333	—	—	333
Stock-based compensation expense	—	—	53,605	—	—	53,605
Vested restricted stock units	858,740	—	—	—	—	—
Impact of the adoption of new accounting pronouncements	—	—	—	—	5,148	5,148
Other comprehensive income	—	—	—	633	—	633
Net loss	—	—	—	—	(55,524)	(55,524)
Balance at January 31, 2019	60,455,381	6	567,797	335	(254,857)	313,281
Equity component of 2025 Notes, net of issuance costs	—	—	246,967	—	—	246,967
Purchase of capped calls	—	—	(118,738)	—	—	(118,738)
Cancellation of common stock issued from acquisitions	(7,784)	—	—	—	—	—
Issuance of common stock for employee share purchase plan	215,472	—	11,455	—	—	11,455
Exercise of stock options	2,712,063	1	17,419	—	—	17,420
Stock-based compensation expense	—	—	82,403	—	—	82,403
Vested restricted stock units	1,153,838	—	—	—	—	—
Temporary equity reclassification	—	—	(16,835)	—	—	(16,835)
Other comprehensive income	—	—	—	536	—	536
Net loss	—	—	—	—	(90,832)	(90,832)
Balance at January 31, 2020	64,528,970	7	790,468	871	(345,689)	445,657
Issuance of common stock for acquisitions (Note 4)	2,849,537	—	668,026	—	—	668,026
Issuance of common stock for employee share purchase plan	209,306	—	15,631	—	—	15,631
Exercise of stock options	1,615,784	—	19,245	—	—	19,245
Stock-based compensation expense	—	—	150,578	—	—	150,578
Vested restricted stock units	1,348,975	—	—	—	—	—
Equity component of 2026 Notes, net of issuance costs	—	—	501,053	—	—	501,053
Purchase of capped calls in relation to 2026 Notes	—	—	(192,786)	—	—	(192,786)
Settlement of 2023 Notes (Note 9)	2,201,087	—	(385,393)	—	—	(385,393)
Deferred tax related to convertible senior notes	—	—	(9,588)	—	—	(9,588)
Temporary equity reclassification	—	—	(369)	—	—	(369)
Other comprehensive income	—	—	—	8,294	—	8,294
Net loss	—	—	—	—	(180,117)	(180,117)
Balance at January 31, 2021	72,753,659	$7	$1,556,865	$9,165	$(525,806)	$1,040,231

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended January 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(180,117)	$(90,832)	$(55,524)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72,105	28,553	10,442
Amortization of premium on marketable securities, net	1,038	325	(1,621)
Amortization of deferred commissions	14,704	9,556	5,791
Amortization of debt discount and issuance costs	86,541	35,922	11,605
Stock-based compensation	149,423	81,376	52,945
Gain on conversion of convertible senior notes	(3,154)	—	—
Repayments of convertible senior notes attributable to debt discount (Note 9)	(27,409)	—	—
Other	3,761	(1,381)	282
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	(36,757)	(11,154)	(28,493)
Prepaid expenses and other current assets	2,954	(16,380)	410
Other assets	6,786	9,176	(3,402)
Deferred commissions	(24,157)	(26,231)	(15,332)
Accounts payable	(851)	(3,720)	3,182
Accrued expenses and other liabilities	(65,995)	(20,727)	11,399
Deferred revenue	79,330	73,673	45,752
Net cash provided by operating activities	78,202	68,156	37,436
Cash flows from investing activities
Purchases of marketable securities	(1,017,751)	(583,151)	(302,922)
Maturities of marketable securities	396,595	66,363	124,139
Sale of marketable securities	835,123	199,314	—
Acquisitions, net of cash acquired	(863,597)	(308,406)	(143,885)
Purchases of property and equipment	(11,492)	(11,970)	(7,528)
Net cash used in investing activities	(661,122)	(637,850)	(330,196)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes, net of issuance costs	1,355,066	786,157	(639)
Purchase of capped calls	(192,786)	(118,738)	—
Repayments of convertible senior notes	(555,352)	—	—
Proceeds from the exercise of common stock options	19,232	17,781	12,964
Proceeds from issuance of common stock for employee stock purchase plan	15,631	11,455	8,778
Net cash provided by financing activities	641,791	696,655	21,103
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	438	—	—
Net increase in cash, cash equivalents, and restricted cash	59,309	126,961	(271,657)
Cash, cash equivalents, and restricted cash at beginning of year	268,280	141,319	412,976
Cash, cash equivalents, and restricted cash at end of period	$327,589	$268,280	$141,319
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$323,284	$268,045	$141,250
Restricted cash, included in other assets	4,305	235	69
Total cash, cash equivalents, and restricted cash	$327,589	$268,280	$141,319
See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended January 31,
	2021	2020	2019
Supplemental disclosure of cash flow data
Cash paid for income taxes	$3,328	$2,294	$4,910
Interest expense paid	$3,640	$1,489	$858
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in connection with acquisitions	$668,026	$—	$46,157
Vesting of early exercised stock options	$—	$—	$333
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$321	$337	$832

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

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including, but not limited to, the valuation of accounts receivable, the lives of tangible and intangible assets, the fair value of certain equity awards, the fair value of contingent purchase consideration, the valuation of acquired intangible assets and the recoverability or impairment of intangible assets, including goodwill, revenue recognition, convertible senior notes fair value, the benefit period of deferred commissions, and provision for (benefit from) income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.

Foreign Currency Translation
The functional currency of the Company's foreign operations is primarily the U.S. dollar, while a few of its subsidiaries use the Euro as their functional currency. In cases where the Company uses a foreign functional currency, the Company translates the foreign functional currency financial statements to U.S. dollars using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity. The effects of foreign currency translation adjustments are recorded in other comprehensive income as a component of stockholders' equity and the related periodic movements are presented in the consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in interest income and other, net, in the consolidated statements of operations for the period. For the years ended January 31, 2021, 2020 and 2019, realized foreign currency transaction gains and losses were comprised of a net gain of $568,000, a net loss of $523,000, and a loss of $225,000, respectively.

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

No single customer balance comprised 10% or more of total accounts receivable at January 31, 2021 or 2020.

During the years ended January 31, 2021, 2020 and 2019, revenues by geographic area, based on billing addresses of the customers, was as follows (in thousands):

	For the year ended January 31,
	2021	2020	2019
United States	$338,084	$248,107	$161,494
Foreign countries	203,559	141,612	98,872
Total revenues	$541,643	$389,719	$260,366
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

Marketable Securities
Marketable securities consist of financial instruments such as U.S. treasury securities, U.S. agency obligations, corporate notes and bonds, commercial paper, asset backed securities and certificates of deposit. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at estimated fair value. Credit losses related to the marketable securities are recorded in interest income and other, net in the consolidated statements of operations through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. No credit losses related to marketable securities were recorded by the Company during the year ended January 31, 2021. Any remaining unrealized losses, or any unrealized gains, for marketable securities are included in accumulated other comprehensive income, a component of stockholders’ equity.

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

Advertising Costs
Advertising costs are expensed as incurred and are primarily included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense totaled $7.7 million, $2.9 million and $2.2 million for the years ended January 31, 2021, 2020 and 2019, respectively.

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

Capitalized software development costs are amortized on a straight-line basis to cost of revenues—subscription services over the technology’s estimated useful life, which is generally three years. During the years ended January 31, 2021, 2020 and 2019, the Company capitalized $10.5 million, $8.4 million and $5.6 million, respectively, in software development costs.

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

Revenue Recognition
The Company derives its revenues primarily from subscription fees, professional services fees and other. Revenues are recognized when control of these services are transferred to the Company’s customers in an amount that reflects the consideration expected to be entitled to in exchange for those services. Revenues are recognized net of applicable taxes imposed on the related transaction. The Company’s revenue recognition policy follows guidance from Accounting Standards Codification 606, Revenue from Contracts with Customers (Topic 606).

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
Term-based licenses are sold as bundled arrangements that include the rights to a term license and post-contract customer support (“PCS”). Accordingly, the Company allocates the transaction price to each performance obligation. The revenues related to the amount allocated to PCS are included in subscription revenue, which are recognized ratably over the contract term beginning on the license delivery date.

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
Term-based licenses are sold as bundled arrangements that include the rights to a term license and PCS. Accordingly, the Company allocates the transaction price to each performance obligation. The revenues related to the amount allocated to term-based licenses are included in other revenue, which is recognized at the start of the license term when delivery is complete.

Significant Judgments
The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. Subscription services, professional services, term-based licenses, and related PCS are distinct performance obligations that are accounted for separately. In contracts with multiple performance obligations, the transaction price is allocated to separate performance obligations on a relative standalone selling price ("SSP") basis.

The determination of SSP for each distinct performance obligation requires judgment. The Company determines SSP for performance obligations based on overall pricing objectives, which take into consideration market conditions and entity-specific factors. This includes a review of historical data related to the size of arrangements, the applications being sold, customer demographics and the numbers and types of users within the arrangements. The Company uses a range of amounts to estimate SSP for performance obligations. There is typically more than one SSP for individual products and services due to the stratification of those products and services by considerations such as size and sales regions.

Contract Balances
The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. The Company records a receivable when revenue is recognized prior to invoicing. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition. Subscription and fixed-fee professional services arrangements are commonly billed in advance, recognized as deferred revenue, and then amortized into revenue over time. The Company's term-based license contracts are billed in advance, recognized as deferred revenue, and then recognized as revenues upfront for the license component and ratably over the term license for the PCS component. However, other professional services arrangements, primarily those recognized on a time-and-materials basis, are billed in arrears following services that have been rendered. In addition, for multi-year term-based license contracts, the revenue allocated to license component is recognized upfront while the billing is on annual basis. This may result in revenue recognition greater than invoiced amounts which results in a receivable balance. Receivables represent an unconditional right to payment. As of January 31, 2021 and 2020, the balance of accounts receivable, net of the allowance for doubtful accounts, was $196.0 million and $118.5 million, respectively. Of these balances, $24.2 million and $6.5 million represent unbilled receivable amounts as of January 31, 2021 and 2020, respectively. In addition, as of January 31, 2021 and 2020, the balance of long-term unbilled receivables was approximately $7.1 million and $353,000, respectively, which are included in other assets on the Company's consolidated balance sheet.

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

At any point in the contract term, the transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied. These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. As of January 31, 2021, approximately $952.3 million of revenue is expected to be recognized from remaining performance obligations, a majority of which is related to multi-year subscription arrangements. The Company expects to recognize revenue on approximately three-fourths of these remaining performance obligations within the next 24 months and the remainder thereafter. The Company applies the practical expedient to exclude remaining performance obligations that are part of contracts with an original expected duration of one year or less. During the year ended January 31, 2021, the revenue recognized from performance obligations satisfied in prior periods was approximately $5.0 million.

Accounts Receivable and Allowances for Doubtful Accounts and Credit Losses
The Company extends credit to its customers in the normal course of business and does not require cash collateral or other security to support the collection of customer receivables. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period and provides a reserve when needed based on an assessment of various factors including the aging of the receivable balance, historical experience, and expectations of forward-looking loss estimates. When developing the expectations of forward-looking loss estimates, the Company takes into consideration forecasts of future economic conditions, information about past events, such as historical trends of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. Accounts receivable are written off when deemed uncollectible. The allowances for doubtful accounts and credit losses were not material at January 31, 2021 and 2020.

Deferred Revenue
Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancellable contracts that have not yet been billed. During the year ended January 31, 2021, the Company recognized revenue of $253.2 million that was included in the deferred revenue balance as of January 31, 2020.

Deferred Commissions
Commissions are earned by sales personnel upon the execution of the sales contract by the customer, and commission payments are made shortly after they are earned. Commission costs can be associated specifically with subscription, professional services and license arrangements. Commissions earned by the Company’s sales personnel are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit of five years. The Company determined the period of benefit by taking into consideration its past experience with customers, future cash flows expected from customers, industry peers and other available information.

For commissions earned from the sale of term-based license contracts, the Company allocates the costs of commission in proportion to the allocation of transaction price of license and PCS performance obligations. Commissions associated with the license component are expensed at the time the related revenue is recognized. Commissions allocated to PCS are deferred and then amortized over five years.

The Company capitalized commission costs of $24.2 million, $26.2 million and $15.3 million and amortized $14.7 million, $9.6 million and $5.8 million to sales and marketing expense in the accompanying consolidated statements of operations during the years ended January 31, 2021, 2020 and 2019, respectively.

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

Convertible Senior Notes
The Company accounts for the issued Convertible Senior Notes (“Convertible Notes”) as separate liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature using a discounted cash flow model with a discount rate associated with each convertible note. The discount rates were determined primarily using observable yields for stand-alone debt instruments with a comparable credit rating and term. In addition, for the 2026 Notes, the Company also used lattice models to determine the discount rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The Company has allocated issuance costs incurred to the liability and equity components. Issuance costs attributable to the liability component are being amortized to expense over the respective term of the Convertible Notes, and issuance costs attributable to the equity components were netted with the respective equity component in additional paid in capital.

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

Leases are classified at commencement as either operating or finance leases. As of January 31, 2021, all of the Company’s leases are classified as operating leases. Rent expense for operating leases is recognized using the straight-line method over the term of the agreement beginning on the lease commencement date.

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

As of January 31, 2021, the Company was not a material lessor in leasing arrangements or a party to material sublease arrangements.

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

Recent Accounting Guidance
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU No. 2016-13 replaces the incumbent incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company adopted this standard on February 1, 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

In May 2020, the SEC issued Final Rule Release No. 33-10786, which amends the financial statement requirements for acquisitions and dispositions of businesses and related pro forma financial information required under SEC Regulation S-X, Rule 3-05. Among other modifications, the amendments change certain criteria in the significance tests used to determine the requirements for audited financial statements and related pro forma financial information, the periods audited financial statements must cover, and the form and content of the pro forma financial information. The final rule was effective on January 1, 2021, however, voluntary early adoption is permitted as long as all amendments are adopted in their entirety. The Company early adopted the final rule during the third quarter of fiscal 2021.

In August 2018, the FASB issued ASU No. 2018-14, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this guidance remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. This guidance is effective for annual reporting periods ending after December 15, 2020, with early adoption permitted, and is required to be adopted retrospectively. The Company early adopted this standard on November 1, 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements.
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

Note 3. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheets (in thousands):

	January 31, 2021
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$268,141	$29	$(1)	$268,169
Corporate notes and bonds	14,487	100	—	14,587
Certificates of deposit	280	—	—	280
Total marketable securities	$282,908	$129	$(1)	$283,036

	January 31, 2020
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$306,871	$324	$—	$307,195
Corporate notes and bonds	155,751	272	—	156,023
Commercial paper	15,977	—	—	15,977
Asset backed securities	15,501	17	—	15,518
Certificates of deposit	4,447	—	—	4,447
Total marketable securities	$498,547	$613	$—	$499,160

As of January 31, 2021, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$210,350
Due in one year through five years	72,686
Total	$283,036

The Company's marketable securities consist primarily of U.S. Treasury securities and high credit quality corporate notes and bonds. As the Company views its marketable securities as available to support its current operations, it has classified all available for sale securities as short-term.

During the year ended January 31, 2021, the Company recognized gross realized gains of approximately $1.0 million and there were no material gross realized losses, from the sale of certain available-for-sale marketable securities that were reclassified out of accumulated other comprehensive loss. During the years ended January 31, 2020 and 2019, there were no material gross realized gains or losses from the sale of certain available-for-sale marketable securities that were reclassified out of accumulated other comprehensive loss.

The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of January 31, 2021, the unrealized losses and the related risk of expected credit losses were insignificant.

Note 4. Business Combinations
Acquisitions in Fiscal Year Ended January 31, 2021
LLamasoft, Inc.

On November 2, 2020, the Company completed the acquisition of Laurel Parent Holdings, Inc. and its subsidiaries ("LLamasoft"), a supply chain design and analysis software and solutions company. The acquisition strengthens Coupa’s supply chain capabilities, enabling businesses to drive greater value through Business Spend Management. In connection with the acquisition, all outstanding equity securities of LLamasoft were cancelled with the payment by the Company of approximately $1.4 billion, of which approximately $791.5 million was paid in cash, and the remainder was paid in the form of 2,371,014 shares of the Company's common stock with a fair value of approximately $634.5 million. Approximately $15.0 million of the cash paid is being held in escrow for fifteen months after the transaction closing date as security for the former LLamasoft stockholders' indemnification obligations, and approximately $7.5 million of the cash paid is being held in escrow until the completion of final adjustment on the purchase consideration.

Out of the total payment, approximately $27.8 million, comprised of $19.4 million of cash and 31,098 shares of the Company's common stock issued with a fair value of $8.3 million, was accounted for as a one-time post acquisition stock-based compensation expense. This stock-based compensation expense was due to accelerated vesting of legacy LLamasoft employee stock awards in connection with the acquisition.

The total purchase consideration as of November 2, 2020 is as follows (in thousands):

Total cash paid	$791,532
Fair value of share consideration	634,507
Less: One-time stock-based compensation expense	(27,750)
Total purchase consideration	$1,398,289

In addition, the Company issued 45,889 shares of common stock subject to vesting restrictions with an approximate fair value of $12.3 million to certain employee-shareholders of LLamasoft. These shares are subject to service-based vesting conditions including continued employment with the Company. The value assigned to these shares will be recorded as post-acquisition compensation expense as the shares vest and has been excluded from the purchase consideration.

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

November 2, 2020
Cash and cash equivalents	$1,389
Accounts receivable	38,124
Goodwill	932,878
Intangible assets	517,600
Operating lease right-of-use assets	14,820
Other assets	23,440
Accounts payable and other current liabilities	(10,090)
Deferred revenue	(14,764)
Operating lease liabilities	(14,644)
Deferred tax liability, net	(76,091)
Other non-current liabilities	(14,373)
Total consideration	$1,398,289

Other assets include indemnification assets totaling approximately $2.1 million due to an assumed liability for which the seller is responsible.

The purchase price allocation is preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the twelve months measurement period, if necessary. The goodwill recognized was primarily attributed to the assembled workforce and increased synergies that are expected to be achieved from the integration of LLamasoft and is not deductible for income tax purposes. The Company determined the fair values of intangible assets acquired and liabilities assumed with the assistance of third-party valuation consultants. Based on this valuation, the intangible assets acquired were (in thousands):

	Fair Value	Useful life (in Years)
Developed technology	$316,100	7
Customer relationships	200,300	5
Trademarks	1,200	1
Total intangible assets	$517,600

The Company incurred costs related to this acquisition of approximately $3.2 million for the year ended January 31, 2021. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.

Revenue of approximately $22.5 million of the acquired business since the acquisition date has been included in the Company's results. The earnings of the acquired business have been included in the Company's results since the acquisition date. After excluding the impact of acquired intangible asset amortization, the earnings of the acquired business are not material to the Company's consolidated financial results.

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if LLamasoft had been acquired as of the beginning of the comparable prior annual reporting period, giving effect on a pro forma basis to purchase accounting adjustments such as amortization of intangible assets and acquisition related costs, among others. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the Company's consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of the Company's fiscal year 2020 or of the results of the Company's future operations of the combined business (in thousands).

	Year Ended January 31,
	2021	2020
Pro forma total revenues	$624,152	$489,587
Pro forma net loss	$(209,886)	$(227,959)
Much-Net GmbH

On September 15, 2020, the Company acquired all of the equity interest in Much-Net GmbH ("Much-Net"), a financial instrument software and service provider that specializes in risk management. The purchase consideration was approximately $4.3 million in cash which is net of $1.8 million in cash acquired. The acquisition was accounted for as a business combination and, accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. In aggregate, the Company recorded $1.0 million for developed technology intangible assets with an estimated useful life of four years, and $4.2 million of goodwill which is primarily attributed to assembled workforce and expected synergies. The goodwill is not deductible for income tax purposes. The other assets acquired and liabilities assumed were not material.
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

Bellin Treasury International GmbH

On June 9, 2020, the Company acquired all of the equity interest in Bellin Treasury International GmbH (“Bellin”), a cloud-based treasury management software platform that improves visibility and control over cash and optimizes treasury processes. The purchase consideration was approximately $121.0 million, comprised of $79.1 million in cash (of which $8.0 million is being held in escrow for eighteen months after the transaction closing date) and 186,300 shares of the Company’s common stock with a fair value of approximately $41.8 million as of the transaction close date. In addition, the Company issued 208,766 shares of unvested common stock with an approximate fair value of $46.9 million to one of the sellers who became a Coupa employee. These shares are subject to service-based vesting conditions including continued employment with the Company, and all these shares were unvested as of January 31, 2021. The value assigned to the unvested common stock will be recorded as post-acquisition compensation expense as the shares vest and has been excluded from the purchase consideration.

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

June 9, 2020
Cash and cash equivalents	$4,783
Accounts receivable	5,345
Intangible assets	42,745
Other assets	5,203
Goodwill	85,301
Accounts payable and other current liabilities	(3,795)
Deferred revenue	(4,230)
Deferred tax liability, net	(11,610)
Other non-current liabilities	(2,769)
Total consideration	$120,973

The purchase price allocation is preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the twelve months measurement period, if necessary. The goodwill recognized was primarily attributed to the assembled workforce and increased synergies that are expected to be achieved from the integration of Bellin and is not deductible for income tax purposes. The Company determined the fair values of intangible assets acquired and liabilities assumed with the assistance of third-party valuation consultants. Based on this valuation, the intangible assets acquired were (in thousands):

	Fair Value	Useful life (in Years)
Developed technology	$27,800	5
Customer relationships	14,700	5
Trademarks	245	0.5
Total intangible assets	$42,745

The Company incurred costs related to this acquisition of approximately $1.2 million for the year ended January 31, 2021. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.
The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date and are not material to the Company’s consolidated financial results. Pro forma results of operations for this acquisition have not been presented as the financial impact on the Company’s consolidated financial statements would be immaterial.

ConnXus, Inc.

On May 1, 2020, the Company acquired all of the equity interest in ConnXus, Inc. (“ConnXus”), a cloud-based supplier relationship management platform that enables enterprises, health systems and government agencies to monitor all aspects of their supplier diversity compliance programs. The purchase consideration was approximately $10.0 million in cash of which approximately $1.4 million is being held back by the Company for fifteen months after the transaction closing date.

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

May 1, 2020
Intangible assets	$1,900
Other assets	540
Goodwill	8,527
Accounts payable and other liabilities	(967)
Total consideration	$10,000

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

The Company incurred costs related to this acquisition of approximately $400,000 for the year ended January 31, 2021. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.
The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date and are not material to the Company’s consolidated financial results. Pro forma results of operations for this acquisition have not been presented as the financial impact on the Company’s consolidated financial statements would be immaterial.

Acquisitions in Fiscal Year Ended January 31, 2020

Yapta Inc.

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

The acquisition was accounted for as a business combination and, accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. The contingent cash consideration was classified as a liability and included in other liabilities on the Company’s consolidated balance sheet, subject to measurement on a recurring basis at fair value. The valuation of the contingent consideration was determined based on the probable achievement of Yapta’s revenues target within a specified time period from the transaction date. As of the acquisition date and January 31, 2020, the fair value of the contingent consideration payable was determined to be $12.5 million. Yapta did not achieve the revenues target during the measurement period of twelve months starting from the transaction closing date and the Company reversed the $12.5 million of contingent consideration payable with an offset to general and administrative expenses in the consolidated statements of operations during the year-ended January 31, 2021.

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

The Company incurred costs related to this acquisition of approximately $800,000 for the year ended January 31, 2020. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying consolidated statements of operations.

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

Note 5. Fair Value Measurements
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at January 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$90,437	$—	$—	$90,437
Marketable securities:
U.S. treasury securities	—	268,169	—	268,169
Corporate notes and bonds	—	14,587	—	14,587
Certificate of deposit	—	280	—	280
Total assets	$90,437	$283,036	$—	$373,473
Derivative liabilities: (2)
Foreign currency forward contracts not designated as hedges	$—	$47	$—	$47
Total liabilities	$—	$47	$—	$47

(1)Included in cash and cash equivalents.
(2)The derivative liabilities are related to foreign currency forward contracts at a notional amount of $2.9 million. The derivative liabilities were included in the accrued expenses and other current liabilities on the Company’s consolidated balance sheets at January 31, 2021. The foreign currency forward contracts were accounted for as an economic hedge and as a result the changes in the fair value of the derivative liabilities were recognized in the Company’s consolidated statements of operations. The changes in the fair value during the year ended January 31, 2021 were not material.

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at January 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
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

(1)    Included in cash and cash equivalents

The contingent consideration payable of $12.5 million as of January 31, 2020 represents the estimated fair value of the additional variable cash consideration payable in connection with the acquisition of Yapta that was contingent upon the achievement of Yapta’s revenue target during the twelve months from the transaction closing day. Yapta did not achieve the revenues target during the measurement period of twelve months starting from the transaction closing date and the Company reversed the $12.5 million of contingent consideration payable with an offset to general and administrative expenses in the consolidated statements of operations during the year-ended January 31, 2021. Refer to Note 4, “Business Combinations” for further details on the contingent consideration.
The Company has $1,380.0 million in aggregate principal amount of 0.375% convertible senior notes due in 2026 (the “2026 Notes”), $805.0 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (the “2025 Notes”) and $8.8 million in aggregate principal amount of 0.375% convertible senior notes due in 2023 (the “2023 Notes” and together with the 2025 Notes and 2026 Notes, the “Convertible Notes”), outstanding as of January 31, 2021. Refer to Note 9, “Convertible Senior Notes” for further details on the Convertible Notes.

The Company carries the Convertible Notes at par value less the portion allocated to equity and the related unamortized discount and issuance costs on its consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value of the 2026 Notes, 2025 Notes and 2023 Notes, based on a market approach as of January 31, 2021 was approximately $1,775.0 million, $1,617.5 million and $61.2 million, respectively, which represents a Level 2 valuation estimate. The estimated fair value of the 2025 Notes and 2023 Notes, based on a market approach as of January 31, 2020 was approximately $1,015.3 million and $858.3 million, respectively, which represents a Level 2 valuation estimate. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last trade completed prior to the end of the period.

Note 6. Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	As of January 31,
	2021	2020
Furniture and equipment	$11,955	$6,767
Software development costs	43,857	33,326
Leasehold improvements	5,465	1,880
Construction in progress	848	45
Total property and equipment	62,125	42,018
Less: accumulated depreciation and amortization	(33,859)	(23,216)
Property and equipment, net	$28,266	$18,802

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $3.6 million, $1.7 million and $849,000 for the years ended January 31, 2021, 2020 and 2019, respectively. Amortization expense related to software development costs was approximately $7.1 million, $3.6 million and $3.1 million for the years ended January 31, 2021, 2020 and 2019, respectively.

Note 7. Goodwill and Other Intangible Assets
Goodwill
The following table represents the changes in goodwill (in thousands):

Balance at January 31, 2019	$209,560
Additions from acquisitions	232,890
Adjustments	(338)
Balance at January 31, 2020	442,112
Additions from acquisitions	1,030,924
Foreign currency translation adjustments	6,784
Other adjustments	1,027
Balance at January 31, 2021	$1,480,847

Other Intangible Assets
The following table summarizes the other intangible asset balances (in thousands):

	As of January 31,
	2021				2020
	Weighted Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	6.0	$474,120	$(69,560)	$404,560	$125,135	$(26,840)	$98,295
Customer relationships	4.6	254,437	(27,727)	226,710	38,294	(8,061)	30,233
Trademarks	0.8	2,419	(1,516)	903	955	(823)	132
Total other intangible assets		$730,976	$(98,803)	$632,173	$164,384	$(35,724)	$128,660

Amortization expense related to other intangible assets was approximately $62.9 million, $24.0 million and $6.9 million for the years ended January 31, 2021, 2020 and 2019, respectively.

As of January 31, 2021, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2022	$130,550
2023	125,094
2024	118,977
2025	99,831
2026	78,571
Thereafter	79,150
Total	$632,173

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

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2021	2020
Accrued compensation	$45,120	$24,741
Accrued expenses	17,500	11,767
Other current liabilities	13,238	8,723
Income tax payable	2,396	1,535
Holdback payable	2,017	7,479
Total accrued expenses and other current liabilities	$80,271	$54,245

Included in the accrued compensation liability caption for the years ended January 31, 2021 and 2020, the Company had accrued $8.3 million and $5.8 million of employee stock purchase plan contributions received, respectively. For further information on the Company’s employee stock purchase plan see Note 11, "Common Stock and Stockholders' Equity".

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

In accounting for the issuance of the 2026 Notes, the Company separated the 2026 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature using a discounted cash flow model with a discount rate associated with the 2026 Notes. The discount rate was determined primarily using observable yields for stand-alone debt instruments with a comparable credit rating and term. In addition, the Company also used lattice models to determine the discount rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2026 Notes as a whole. The difference between the principal amount of the 2026 Notes and the liability component, equal to $510.3 million (the “debt discount”), is amortized to interest expense using the effective interest method over the term of the 2026 Notes. The equity component of the 2026 Notes will not be remeasured as long as it continues to meet the conditions for equity classification.
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
The conversion condition for the 2025 Notes was initially met during the three months ended July 31, 2020 and it continued to be met during the three months ended January 31, 2021. As a result, the 2025 Notes continued to be convertible at the option of the holders and remained classified as current liabilities on the consolidated balance sheet as of January 31, 2021.
As of January 31, 2021, an immaterial principal amount of 2025 Notes was requested for conversion, which is expected to be settled during the quarter ended April 30, 2021. In addition, from February 1, 2021 to the date of this filing, the Company has not received any additional conversion requests for the 2025 Notes.

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
The conversion condition for the 2023 Notes was initially met during the three months ended April 30, 2019, and has been met for each subsequent fiscal quarter. As a result, the 2023 Notes were convertible at the option of the holders and remained classified as current liabilities on the consolidated balance sheet as of January 31, 2021. For the year ended January 31, 2021, the Company settled conversion requests on the principal amount of the 2023 Notes totaling approximately $132.1 million by paying cash for the principal amount of $132.1 million and issuing approximately 2.2 million shares of the Company’s common stock, bearing a fair value of approximately $410.0 million. In addition, during the year ended January 31, 2021, using proceeds from the 2026 Notes issuance, the Company repurchased approximately $89.0 million principal amount of the 2023 Notes by paying cash of approximately $450.6 million. For the year ended January 31, 2021, the Company recognized a gain of approximately $3.2 million on the conversion and repurchase of the 2023 Notes representing the net carrying amount in excess of the fair value of the liability component of the converted and repurchased notes on the respective settlement dates. The amount is included in interest income and other, net in the Company’s consolidated statement of operations.

As of January 31, 2021, approximately $8.8 million principal amount of 2023 Notes remained outstanding, out of which approximately $3.0 million principal amount was requested for conversion. In relation to the $3.0 million principal amount of requested conversion, the Company reclassified a portion of the equity of approximately $369,000, representing the difference between the principal and net carrying amount of the notes requested for conversion, into temporary equity, as these requests will be settled during the subsequent quarter. In addition, from February 1, 2021 to the date of this filing, the Company has not received additional conversion requests for the 2023 Notes.

The 2026 Notes, 2025 Notes and 2023 Notes consisted of the following (in thousands):

	As of January 31, 2021			As of January 31, 2020
	2026 Notes	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Liability:
Principal	$1,380,000	$804,999	$8,832	$805,000	$230,000
Unamortized debt discount and issuance costs (1)	(482,475)	(203,638)	(1,125)	(242,388)	(42,885)
Net carrying amount	$897,525	$601,361	$7,707	$562,612	$187,115
Carrying amount of the equity component (2)	$501,053	$246,966	$1,560	$246,967	$60,470

(1)Included in the consolidated balance sheets within Convertible senior notes, net and amortized over the remaining lives of the convertible senior notes. The 2026 Notes are classified as long-term liabilities, and the 2025 Notes and 2023 Notes are classified as current liabilities.
(2)Included in the consolidated balance sheets within additional paid-in capital and temporary equity.

The effective interest rates of the liability component of the 2026 Notes, 2025 Notes and 2023 Notes, excluding each tranche of notes’ conversions options, is 8.83%, 7.05% and 7.66%, respectively. As of January 31, 2021, the if-converted value of the 2026 Notes exceeded the principal amount of by $62.5 million. As of January 31, 2021 and January 31, 2020, the if-converted value of the 2025 Notes exceeded the principal amount by $757.9 million and $7.8 million, respectively. As of January 31, 2021 and January 31, 2020, the if-converted value of the 2023 Notes exceeded the principal amount by $52.7 million and $602.8 million, respectively.

During the years ended January 31, 2021, 2020 and 2019, the Company recognized $86.5 million, $35.9 million and $11.6 million, respectively, of interest expense related to the amortization of debt discount and issuance costs, and $3.8 million, $1.5 million, and $900,000 respectively, of coupon interest expense.

As of January 31, 2021, the remaining life of the 2026 Notes, 2025 Notes and 2023 Notes is approximately 5.4 years, 4.4 years and 2.0 years, respectively.

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

Note 10. Commitments and Contingencies
Commitments
The Company leases office space under non-cancelable operating leases with various expiration dates through February 2030. For the years ended January 31, 2021 and January 31, 2020, lease costs in relation to long-term leases were approximately $11.5 million and $8.6 million, respectively. For the years ended January 31, 2021 and January 31, 2020, short-term leases costs were approximately $1.6 million and $1.6 million, respectively. Variable lease costs were immaterial for the years ended January 31, 2021 and January 31, 2020. Total lease expenses recognized prior to the adoption of ASC 842 was $7.4 million for the year ended January 31, 2019. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments or the lease right-of-use asset/lease liability.

For the years ended January 31, 2021 and January 31, 2020, cash paid for operating lease liabilities was approximately $11.9 million and $8.6 million, respectively, and right-of-use assets obtained in exchange of lease obligations was approximately $18.3 million and $11.2 million, respectively. As of January 31, 2021, the weighted-average remaining lease term was 4.0 years, and the weighted-average discount rate was 6.3%.

Additionally, the Company has contractual purchase obligations for hosting services and other services to support the Company's business operations. As of January 31, 2021, the remaining maturities of operating lease liabilities and future purchase obligations are as follows (in thousands):

Year Ending January 31,	Operating Lease Obligations	Future Purchase Obligations
2022	$13,520	$15,669
2023	12,379	18,580
2024	11,348	4,888
2025	6,117	600
2026	3,008	550
Thereafter	2,305	—
Total payments	48,677	$40,287
Less: imputed interest	(5,610)
Total	$43,067

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

Preferred Stock
As of January 31, 2021, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.

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

As of January 31, 2021, the Company had 9,874,723 shares of its common stock available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will automatically increase on the first day of each fiscal year during the term of the 2016 Plan by a number of shares equal to 5% of its outstanding shares of common stock on the last day of the prior fiscal year. The number and class of shares reserved under the Company’s 2016 Plan will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the year ended January 31, 2021 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, January 31, 2020	4,233,435	$17.28	6.36	$609,061
Option grants	—	$—	—	—
Options exercised	(1,615,784)	$11.91	—	—
Options forfeited	(9,011)	$5.66	—	—
Balance, January 31, 2021	2,608,640	$20.65	5.61	$754,478
Exercisable at January 31, 2021	2,348,569	$16.40	5.42	$689,231

(1)The above table includes 878,869 stock options with market and service based conditions.

The options exercisable as of January 31, 2021 include options that are exercisable prior to vesting. The aggregate intrinsic value of options vested and exercisable as of January 31, 2021 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of January 31, 2021. The aggregate intrinsic value of exercised options was $375.7 million, $318.2 million and $157.6 million for the years ended January 31, 2021, 2020 and 2019, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

No options were granted during the year ended January 31, 2021. The weighted-average grant date fair value of options granted for the years ended January 31, 2020 and 2019 was $41.81 and $15.93 per share, respectively. The total grant date fair value of options vested during fiscal 2021, 2020 and 2019 was $8.0 million, $8.6 million and $9.0 million, respectively.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity related to the Company’s RSUs during the year ended January 31, 2021:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Awarded and unvested at January 31, 2020	2,830,782	$70.90
Awards granted	1,251,959	$180.84
Awards vested	(1,348,975)	$68.44
Awards forfeited	(203,486)	$108.71
Awarded and unvested at January 31, 2021	2,530,280	$123.56

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

As of January 31, 2021, the Company had 1,755,814 shares of its common stock available for future issuances under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year during the term of the ESPP by a number of shares equal to the least of (i) 1% of its outstanding shares of common stock on the last day of the prior fiscal year, (ii) 1,250,000 shares or (iii) a lesser number of shares determined by the board of directors. The number and class of shares reserved under the ESPP will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

Each offering period will last a number of months determined by the administrator, up to a maximum of 27 months. The initial offering period began on the effective date of the Company’s initial public offering, October 5, 2016, and ended on September 15, 2018, and new 24 months offering period begins on each March 16 or September 16 thereafter. Currently, each offering period consists of four consecutive purchase periods, of approximately six months duration, at the end of which payroll contributions are used to purchase shares of the Company’s common stock. Participants may purchase Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation. Participants may withdraw from the ESPP and receive a refund of their accumulated payroll contributions at any time prior to a purchase date. Unless changed by the administrator, the purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first day of the applicable offering period or the fair market value per share on the applicable purchase date.

The Company purchased 209,306 and 215,472 shares of common stock under the 2016 ESPP during the years ended January 31, 2021 and 2020, respectively. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2016 ESPP. As of January 31, 2021, total unrecognized compensation cost related to 2016 ESPP was $12.7 million which will be amortized over a weighted-average period of approximately 1.4 years.

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

As of January 31, 2021, all market-based milestones of the 2016 CEO Grant and 2018 CEO Grant were achieved, resulting in 544,127 shares and 237,108 shares, respectively, being vested and exercisable. As of January 31, 2021, the three-year performance period related to 2020 PSU Grant had not been completed, resulting in no shares being vested and exercisable. Stock-based compensation expense recognized for market-based awards was approximately $6.6 million, $1.7 million and $2.2 million for the years ended January 31, 2021, 2020 and 2019, respectively.

Stock-based Compensation
The Company’s total stock-based compensation expense was as follows (in thousands):

	For the year ended January 31,
	2021	2020	2019
Cost of revenue:
Subscription	$11,438	$6,982	$4,285
Professional services and other	15,563	7,773	4,269
Research and development	37,685	20,159	11,841
Sales and marketing	48,414	23,352	14,786
General and administrative	55,750	23,110	17,765
Total	$168,850	$81,376	$52,946

Out of the total stock-based compensation expense for the year ended January 31, 2021, approximately $27.8 million was a one-time post acquisition stock-based compensation expense resulting from the accelerated vesting of legacy employee stock awards in conjunction with the acquisition of LLamasoft.

Stock-based compensation included in capitalized software development costs was approximately $3.2 million and $2.1 million at January 31, 2021 and 2020, respectively.

Of the total stock-based compensation expense, costs recognized for options granted to non-employees were immaterial for all periods presented.

As of January 31, 2021, 2020 and 2019, there was approximately $4.5 million, $11.5 million and $16.1 million, respectively, of total unrecognized compensation cost related to unvested stock options granted to employees and non-employee service providers under the 2006 Stock Plan and 2016 Equity Incentive Plan. This unrecognized compensation cost as of January 31, 2021, is expected to be recognized over an estimated weighted-average amortization period of approximately 1.6 years.

As of January 31, 2021, 2020 and 2019, there was approximately $319.6 million, $186.3 million and $110.8 million, respectively, of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Equity Incentive Plan. This unrecognized compensation cost as of January 31, 2021 is expected to be recognized over an estimated weighted-average amortization period of approximately 2.7 years.

The fair values of the Company’s stock options, ESPP and market-based awards granted during the years ended January 31, 2021, 2020 and 2019 were estimated using the following assumptions:

	For the year ended January 31,
	2021			2020			2019
Employee Stock Options:
Expected term (in years)	—			6.0			6.0
Volatility	—			42.7%			42.2%
Risk-free interest rate	—			2.4%			2.8%
Dividend yield	—			—			—
Employee Stock Purchase Plan:
Expected term (in years)	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0
Volatility	48.6%	-	60.7%	44.4%	-	65.9%	31.1%	-	34.1%
Risk-free interest rate	0.1%	-	0.4%	1.7%	-	2.5%	2.0%	-	2.8%
Dividend yield	—			—			—
Market-Based Awards:
Expected term (in years)	3.0			—			7.1
Volatility	48.4%			—			43.7%
Risk-free interest rate	40.0%			—			2.8%
Dividend yield	—			—			—
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

Note 12. Income Taxes
The following table presents the domestic and foreign components of loss before benefit from income taxes for the periods presented (in thousands):

	For the year ended January 31,
	2021	2020	2019
United States	$(243,435)	$(106,743)	$(59,070)
Foreign	(1,068)	4,976	3,009
Loss before benefit from income taxes	$(244,503)	$(101,767)	$(56,061)

The benefit from income taxes is composed of the following (in thousands):

	For the year ended January 31,
	2021	2020	2019
Current income taxes:
Federal	$—	$—	$—
State	216	126	151
Foreign	2,891	2,246	3,514
Total current income taxes	3,107	2,372	3,665
Deferred income taxes:
Federal	(52,715)	(10,125)	(2,701)
State	(7,991)	(1,510)	(365)
Foreign	(6,787)	(1,672)	(1,136)
Total deferred income taxes	(67,493)	(13,307)	(4,202)
Total benefit from income taxes	$(64,386)	$(10,935)	$(537)

The effective tax rate differs from the federal statutory rate as follows:

	For the year ended January 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	3.4	3.2	2.9
Change in valuation allowance	(48.9)	(107.1)	(98.1)
Stock-based compensation	45.2	90.3	71.6
Other non-deductible items	(0.1)	0.8	(2.1)
Foreign rate differential	1.9	(1.4)	(2.9)
Tax credits	3.8	3.9	8.6
Total	26.3%	10.7%	1.0%

The difference between the U.S. federal statutory tax rate of 21% and the Company’s effective tax rate in all periods presented is primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets offset by foreign tax expense on the Company’s profitable foreign operations. The Company recognized a significant release in the U.S. valuation allowance related to acquisitions closed during fiscal 2021.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of January 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$412,850	$224,372
Accruals and reserves	9,209	4,767
Lease liabilities	11,217	7,875
Stock-based compensation	8,994	7,382
Tax credits	23,116	12,174
Gross deferred tax assets	465,386	256,570
Valuation allowance	(177,918)	(160,510)
Total deferred tax assets, net of valuation allowance	287,468	96,060
Deferred tax liabilities:
Fixed assets and intangibles assets	(146,441)	(22,564)
Accruals and reserves	(1,874)	(1,527)
Right-of-use assets	(10,743)	(7,495)
Discount on convertible notes	(158,438)	(63,788)
Gross deferred tax liabilities	(317,496)	(95,374)
Net deferred tax (liabilities) assets	$(30,028)	$686

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company’s historical operating losses, and lack of taxable income, the Company provided a full valuation allowance against the deferred tax assets for the U.S. and some of the international entities. The valuation allowance increased by $17.4 million, $47.0 million and $55.5 million during the years ended January 31, 2021, 2020 and 2019, respectively.

As of January 31, 2021, the Company had net operating loss carryforwards of approximately $1.7 billion and $806.7 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The U.S. federal and California state net operating loss carryforwards will begin to expire in 2026 and 2029, respectively. As of January 31, 2021, the Company had research and development credit carryforwards of approximately $18.8 million and $13.1 million available to reduce its future tax liability, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin to expire in 2031. California credit carryforwards have no expiration date. As of January 31, 2021, the Company has U.S. federal foreign tax credits carryforwards of approximately $700,000 that will begin to expire in 2025. As of January 31, 2021, the Company had foreign net operating loss carryforwards of $44.1 million, the majority of which may be carried forward indefinitely.

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

As of January 31, 2021, the Company did not have unremitted earnings when evaluating the outside basis difference relating to its U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes and state income that would be payable upon remittance of these lower tier earnings were not material as of January 31, 2021.

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

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	For the year ended January 31,
	2021	2020	2019
Unrecognized tax benefit — beginning of year	$14,864	$20,077	$12,663
Gross increases — prior year tax positions	52	620	295
Gross decreases — prior year tax positions	(160)	(11,538)	(8)
Gross increases — acquisitions	3,282	4,174	—
Gross increases — current year tax positions	2,586	1,531	7,127
Settlements	(32)	—	—
Unrecognized tax benefit — end of year	$20,592	$14,864	$20,077

As of January 31, 2021, 2020 and 2019, $10.2 million, $6.4 million, and $14.9 million of the unrecognized tax benefits were accounted for as a reduction in the Company’s deferred tax assets. Due to the Company’s valuation allowance, only $10.4 million of the $20.6 million of unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. There was $1.4 million of accrued interest and penalties related to unrecognized tax benefits as of January 31, 2021, and an immaterial amount as of January 31, 2020.

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

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act). The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company does not expect there to be a significant tax impact on its consolidated financial statements at this time, and will continue to assess the implications of the CARES Act and its continuing developments and interpretations.

Note 13. Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities as they do not share in losses. During periods when the Company is in a net loss position, basic net loss per share is the same as diluted net loss per share as the effects of potentially dilutive securities are antidilutive given the net loss of the Company.

The following table sets forth the computation of the basic and diluted net loss per share during the years ended January 31, 2021, 2020 and 2019 (in thousands, except per share amounts):

	January 31,
	2021	2020	2019
Numerator:
Net loss	$(180,117)	$(90,832)	$(55,524)
Denominator:
Weighted-average common shares outstanding	68,559	62,484	57,716
Net loss per share, basic and diluted	$(2.63)	$(1.45)	$(0.96)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of January 31,
	2021	2020	2019
Options to purchase common stock	2,608,640	4,233,435	6,850,928
RSUs	2,530,280	2,830,782	2,792,117
Unvested common shares subject to repurchase	243,775	66,450	193,894
Shares committed under the ESPP	64,456	80,775	189,168
Contingent stock consideration for DCR acquisition	377,138	377,138	377,138
Holdback shares for Aquiire acquisition	—	37,570	37,570
Total	5,824,289	7,626,150	10,440,815

Additionally, approximately 4.7 million, 5.0 million and 0.2 million shares underlying the conversion option in the 2026 Notes, 2025 Notes and 2023 Notes, respectively, are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. These numbers of shares are subject to adjustment up to approximately 6.2 million, 6.8 million and 0.3 million shares for the 2026 Notes, 2025 Notes and 2023 Notes, respectively, if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the year ended January 31, 2021, the average market price of the Company’s common stock exceeded the conversion price of the 2023 Notes and 2025 Notes of $44.51 per share and $159.60 per share, respectively, and did not exceed the conversion price of the 2026 Notes of $296.45 per share.

Note 14. Business Segment Information
The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). The CEO reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment: cloud platform.

Note 15. Employee Benefit Plan
The Company maintained a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 90% of their eligible compensation, subject to certain limitations. The Company matches certain percentages of employee contributions. Both employee and employer contributions vest immediately upon contribution. During the years ended January 31, 2021, 2020 and 2019, the Company’s contributions to the 401(k) Plan amounted to approximately $3.9 million, $2.9 million and $2.0 million, respectively.

The Company also maintains a limited number of defined benefit plans for certain non-U.S. locations. Total costs under these plans were not significant.

Note 16. Related Parties
Morgan Stanley, together with its affiliates, held more than 10% of the Company’s voting common stock during the year ended January 31, 2021. Morgan Stanley was a counterparty to certain capped call transactions with the Company, was an initial purchaser in the offering of the 2025 Notes and the 2023 Notes, and is also a customer of the Company. In June 2019 and January 2018, the Company paid approximately $29.7 million and $7.0 million to Morgan Stanley in connection with its purchase of capped calls relating to the 2025 Notes and 2023 Notes, respectively. Morgan Stanley also earned fees of $8.0 million and $2.8 million for acting as an initial purchaser of the 2025 Notes and 2023 Notes, respectively. As of and for the years ended January 31, 2021 and 2020, the Company’s revenue recognized and receivables balances from this customer were not material.

Note 17. Selected Quarterly Financial Data (unaudited)
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2021 and 2020 (in thousands except per share data).

	Three months ended
	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,
	2021	2020	2020	2020	2020	2019	2019	2019
	(in thousands)
Total revenues	$163,544	$132,964	$125,921	$119,214	$111,452	$101,784	$95,139	$81,344
Gross profit	83,907	82,177	77,482	76,376	71,349	64,490	60,649	54,015
Loss from operations	95,357	33,647	31,923	5,626	15,869	16,945	22,804	17,807
Net loss	61,387	60,798	43,116	14,816	24,053	26,317	19,994	20,468
Net loss per share, basic and diluted	$0.85	$0.88	$0.64	$0.23	$0.38	$0.42	$0.32	$0.34

Note 18. Subsequent Event

On February 1, 2021, the Company completed the acquisition of Pana Industries, Inc. ("Pana"), a corporate travel booking solution company that puts an emphasis on the traveler experience. In connection with the completion of the acquisition, the Company paid aggregate cash of approximately $48.5 million, and issued 23,822 shares of the Company's common stock. The cash amount is subject to adjustment for up to 90 days following the transaction closing date based on a comparison of Pana's actual working capital and other amounts at closing against pre-closing estimates.