Form 10-Q
period 2021-04-30
Coupa Software Inc
filed 2021-06-08
CIK 1385867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37901

COUPA SOFTWARE INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	20-4429448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1855 S. Grant Street
San Mateo, CA 94402
(Address of principal executive offices, including zip code)

(650) 931-3200
(Registrant’s telephone number, including area code)

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 3, 2021, the Registrant had 73,525,323 shares of common stock, $0.0001 par value per share, outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, the expected impact of the COVID-19 pandemic on our business, results of operations and financial condition, customer lifetime value, strategy and plans, market size and opportunity, competitive position, industry environment, potential growth opportunities, product capabilities, expected impact of business acquisitions, our expectations for future operations and our convertible senior notes, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	April 30, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$362,509	$323,284
Marketable securities	237,836	283,036
Accounts receivable, net of allowances	150,352	196,009
Prepaid expenses and other current assets	43,825	36,381
Deferred commissions, current portion	16,052	15,541
Total current assets	810,574	854,251
Property and equipment, net	28,147	28,266
Deferred commissions, net of current portion	36,812	36,832
Goodwill	1,514,514	1,480,847
Intangible assets, net	610,664	632,173
Operating lease right-of-use assets	39,367	41,305
Other assets	31,779	31,491
Total assets	$3,071,857	$3,105,165
Liabilities, Redeemable Non-Controlling Interests, Other Temporary Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,553	$4,831
Accrued expenses and other current liabilities	79,710	80,271
Deferred revenue, current portion	338,533	356,115
Current portion of convertible senior notes, net (Note 8)	616,400	609,068
Operating lease liabilities, current portion	11,568	11,222
Total current liabilities	1,053,764	1,061,507
Convertible senior notes, net (Note 8)	914,994	897,525
Deferred revenue, net of current portion	5,001	5,773
Operating lease liabilities, net of current portion	29,530	31,845
Other liabilities	66,259	67,915
Total liabilities	2,069,548	2,064,565
Commitments and contingencies (Note 9)
Redeemable non-controlling interests	2,223	—
Other temporary equity (Note 8)	—	369
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at April 30, 2021 and January 31, 2021; zero shares issued and outstanding at April 30, 2021 and January 31, 2021	—	—
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at April 30, 2021 and January 31, 2021; 73,464,780 and 72,753,659 shares issued and outstanding at April 30, 2021 and January 31, 2021, respectively	7	7
Additional paid-in capital	1,617,223	1,556,865
Accumulated other comprehensive income	9,019	9,165
Accumulated deficit	(626,163)	(525,806)
Total stockholders’ equity	1,000,086	1,040,231
Total liabilities, redeemable non-controlling interests, other temporary equity and stockholders’ equity	$3,071,857	$3,105,165

 See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,

	2021	2020
Revenues:
Subscription	$140,104	$105,735
Professional services and other	26,825	13,479
Total revenues	166,929	119,214
Cost of revenues:
Subscription	51,025	29,002
Professional services and other	28,702	13,836
Total cost of revenues	79,727	42,838
Gross profit	87,202	76,376
Operating expenses:
Research and development	43,837	26,719
Sales and marketing	77,843	46,139
General and administrative	39,377	9,144
Total operating expenses	161,057	82,002
Loss from operations	(73,855)	(5,626)
Interest expense	(29,103)	(12,289)
Interest income and other, net	535	3,328
Loss before provision for (benefit from) income taxes	(102,423)	(14,587)
Provision for (benefit from) income taxes	(2,066)	229
Net loss	$(100,357)	$(14,816)
Net loss per share, basic and diluted	$(1.38)	$(0.23)
Weighted-average number of shares used in computing net loss per share, basic and diluted	72,865	65,468

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,

	2021	2020
Net loss	$(100,357)	$(14,816)
Other comprehensive gain in relation to defined benefit plans, net of tax	268	397
Changes in unrealized gain (loss) on marketable securities, net of tax	(30)	1,639
Foreign currency translation adjustments, net of tax	(384)	—
Comprehensive loss	$(100,503)	$(12,780)

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended April 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at January 31, 2021	72,753,659	$7	$1,556,865	$9,165	$(525,806)	$1,040,231
Issuance of common stock for acquisitions	22,370	—	—	—	—	—
Issuance of common stock for employee share purchase plan	82,462	—	10,477	—	—	10,477
Exercise of stock options	202,912	—	2,248	—	—	2,248
Stock-based compensation expense	—	—	47,504	—	—	47,504
Vested restricted stock units	346,450	—	—	—	—	—
Settlement of convertible senior notes (Note 8)	56,927	—	(240)	—	—	(240)
Temporary equity reclassification	—	—	369	—	—	369
Other comprehensive loss	—	—	—	(146)	—	(146)
Net loss	—	—	—	—	(100,357)	(100,357)
Balance at April 30, 2021	73,464,780	$7	$1,617,223	$9,019	$(626,163)	$1,000,086

	Three Months Ended April 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at January 31, 2020	64,528,970	$7	$790,468	$871	$(345,689)	$445,657
Issuance of common stock for acquisitions	37,568	—	—	—	—	—
Issuance of common stock for employee share purchase plan	104,818	—	7,391	—	—	7,391
Exercise of stock options	404,858	—	3,228	—	—	3,228
Stock-based compensation expense	—	—	24,547	—	—	24,547
Vested restricted stock units	298,155	—	—	—	—	—
Temporary equity reclassification	—	—	(752)	—	—	(752)
Settlement of convertible senior notes (Note 8)	1,453,221	—	(2,169)	—	—	(2,169)
Other comprehensive income	—	—	—	2,036	—	2,036
Net loss	—	—	—	—	(14,816)	(14,816)
Balance at April 30, 2020	66,827,590	$7	$822,713	$2,907	$(360,505)	$465,122

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,

	2021	2020
Cash flows from operating activities
Net loss	$(100,357)	$(14,816)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,539	10,502
Amortization of premium on marketable securities, net	326	471
Amortization of deferred commissions	4,213	3,162
Amortization of debt discount and issuance costs	27,390	11,950
Stock-based compensation	47,292	24,197
Loss (gain) on conversion of convertible senior notes	129	(2,571)
Repayments of convertible senior notes attributable to debt discount (Note 8)	(516)	(10,604)
Other	(1,586)	881
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	47,750	26,633
Prepaid expenses and other current assets	(7,011)	5,945
Other assets	4,836	595
Deferred commissions	(4,706)	(2,007)
Accounts payable	2,799	(885)
Accrued expenses and other liabilities	(5,872)	(20,742)
Deferred revenue	(19,144)	(17,303)
Net cash provided by operating activities	32,082	15,408
Cash flows from investing activities
Purchases of marketable securities	(48,787)	(49,514)
Maturities of marketable securities	41,013	137,143
Sales of marketable securities	52,643	2,929
Acquisitions, net of cash acquired	(45,095)	(3,604)
Purchases of other investments	(2,500)	—
Purchases of property and equipment	(2,754)	(3,599)
Net cash provided by (used in) investing activities	(5,480)	83,355
Cash flows from financing activities
Investment from redeemable non-controlling interests	2,223	—
Repayments of convertible senior notes	(2,439)	(81,444)
Proceeds from the exercise of common stock options	2,261	2,938
Proceeds from issuance of common stock for employee stock purchase plan	10,477	7,391
Net cash provided by (used in) financing activities	12,522	(71,115)
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(13)	—
Net increase in cash, cash equivalents, and restricted cash	39,111	27,648
Cash, cash equivalents, and restricted cash at beginning of year	327,589	268,280
Cash, cash equivalents, and restricted cash at end of period	$366,700	$295,928
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$362,509	$295,806
Restricted cash included in other assets	4,191	122
Total cash, cash equivalents, and restricted cash	$366,700	$295,928

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,

	2021	2020
Supplemental disclosure of cash flow data
Cash paid for income taxes	$1,622	$554
Supplemental disclosure of non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$149	$476

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

 Note 2. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021 filed with the SEC on March 18, 2021 (the “Form 10-K”). The condensed consolidated financial statements include the results of the Company, its wholly-owned subsidiaries, as well as subsidiaries in which the Company has a controlling interest. All significant intercompany transactions and balances have been eliminated during consolidation.
The condensed consolidated balance sheet as of January 31, 2021, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
There have been no changes to the significant accounting policies described in the Form 10-K for the year ended January 31, 2021.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including, but not limited to, the valuation of accounts receivable, the lives of tangible and intangible assets, the fair value of certain equity awards, the fair value of contingent purchase consideration, the valuation of acquired intangible assets and the recoverability or impairment of intangible assets, including goodwill, revenue recognition, redemption value of redeemable non-controlling interests, convertible senior notes fair value, the benefit period of deferred commissions, and provision for (benefit from) income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.
Foreign Currency Translation
The functional currency of the Company's foreign operations is primarily the U.S. dollar, while a few of its subsidiaries use the local currency as their functional currency. In cases where the Company uses a foreign functional currency, the Company translates the foreign functional currency financial statements to U.S. dollars using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity. The effects of foreign currency translation adjustments are recorded in other comprehensive income as a component of stockholders' equity and the related periodic movements are presented in the condensed consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in interest income and other, net, in the condensed consolidated statements of operations for the period.

Concentration of Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities, and accounts receivable. Cash deposits may, at times, exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation (“SIPC”). Marketable securities balances may, at times, also exceed SIPC limits. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Refer to Note 14, “Significant Customers and Geographic Information” for additional information on significant customers during the period.
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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. The Company records a receivable when revenue is recognized prior to invoicing. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition. Subscription and fixed-fee professional services arrangements are commonly billed in advance, recognized as deferred revenue, and then amortized into revenue over time. The Company's term-based license contracts are billed in advance, recognized as deferred revenue, and then recognized as revenues upfront for the license component and ratably over the term license for the PCS component. However, other professional services arrangements, primarily those recognized on a time-and-materials basis, are billed in arrears following services that have been rendered. In addition, for multi-year term-based license contracts, the revenue allocated to license component is recognized upfront while the billing is on annual basis. This may result in revenue recognition greater than invoiced amounts which results in a receivable balance. Receivables represent an unconditional right to payment. As of April 30, 2021 and January 31, 2021, the balance of accounts receivable, net of the allowance for doubtful accounts, was $150.4 million and $196.0 million, respectively. Of these balances, $24.0 million and $24.2 million represent unbilled receivable amounts as of April 30, 2021 and January 31, 2021, respectively. In addition, as of April 30, 2021 and January 31, 2021, the balance of long-term unbilled receivables was approximately $6.1 million and $7.1 million, respectively, which were included in other assets on the Company's condensed consolidated balance sheet.

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
At any point in the contract term, the transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied. These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. As of April 30, 2021, approximately $972.9 million of the transaction price from contracts with customers is allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately three-fourths of these remaining performance obligations within the next 24 months and the remainder thereafter. The Company applies the practical expedient to exclude remaining performance obligations that are part of contracts with an original expected duration of one year or less. During the three months ended April 30, 2021, the revenue recognized from performance obligations satisfied in prior periods was approximately $0.9 million.
Accounts Receivable and Allowances for Doubtful Accounts and Credit Losses
The Company extends credit to its customers in the normal course of business and does not require cash collateral or other security to support the collection of customer receivables. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period and provides a reserve when needed based on an assessment of various factors including the aging of the receivable balance, historical experience, and expectations of forward-looking loss estimates. When developing the expectations of forward-looking loss estimates, the Company takes into consideration forecasts of future economic conditions, information about past events, such as historical trends of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. Accounts receivable are written off when deemed uncollectible. The allowances for doubtful accounts and credit losses were not material as of April 30, 2021 and January 31, 2021.
Marketable Securities
Marketable securities consist of financial instruments such as U.S. treasury securities, U.S. agency obligations, corporate notes and bonds, commercial paper, asset backed securities and certificates of deposit. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at estimated fair value. Credit losses related to the marketable securities are recorded in interest income and other, net in the consolidated statements of operations through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. No credit losses related to marketable securities were recorded by the Company during the three months ended April 30, 2021. Any remaining unrealized losses, or any unrealized gains, for marketable securities are included in accumulated other comprehensive income, a component of stockholders’ equity.

If quoted prices for identical instruments are available in an active market, marketable securities are classified within Level 1 of the fair value hierarchy. If quoted prices for identical instruments in active markets are not available, fair values are estimated using quoted prices of similar instruments and are classified within Level 2 of the fair value hierarchy.
Deferred Revenue
Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancellable contracts that have not yet been billed. During the three months ended April 30, 2021 and 2020, the Company recognized revenue of $133.5 million and $83.3 million that was included in the deferred revenue balance as of January 31, 2021 and 2020, respectively.
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
The Company capitalized commission costs of $4.7 million and $2.0 million, and amortized $4.2 million and $3.2 million to sales and marketing expense in the accompanying condensed consolidated statements of operations during the three months ended April 30, 2021 and 2020, respectively.
Redeemable Non-Controlling Interests
During the quarter ended April 30, 2021, the Company established a joint venture in Japan, which is a variable interest entity, obtaining a 51% controlling interest. Accordingly, the Company consolidated the financial results of the joint venture. The share of the earnings in the joint venture attributable to the non-controlling interests was not material during the three months ended April 30, 2021.
Leases
Leases arise from contracts that convey the right to control the use of identified property or equipment for a period of time in exchange for consideration. The Company’s leasing arrangements are primarily for office space used to conduct operations.
Leases are classified at commencement as either operating or finance leases. As of April 30, 2021, all of the Company’s leases were classified as operating leases. Rent expense for operating leases is recognized using the straight-line method over the term of the agreement beginning on the lease commencement date.
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
As of April 30, 2021, the Company was not a material lessor in leasing arrangements or a party to material sublease arrangements.
Recent Accounting Guidance
New Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for it. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. The ASU allows entities to use a modified or full retrospective transition method. Under the modified approach, entities will apply the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. Under the full retrospective method, entities will apply it to all outstanding financial instruments for each prior reporting period presented. The Company will adopt this new standard on February 1, 2022. The Company is currently evaluating the method of adoption and the related impact of the new guidance on the earnings per share and on its financial statements.

Note 3. Marketable Securities

The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	April 30, 2021
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$227,010	$57	$(1)	$227,066
Corporate notes and bonds	10,447	43	—	10,490
Certificates of deposit	280	—	—	280
Total marketable securities	$237,737	$100	$(1)	$237,836

	January 31, 2021
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$268,141	$29	$(1)	$268,169
Corporate notes and bonds	14,487	100	—	14,587
Certificates of deposit	280	—	—	280
Total marketable securities	$282,908	$129	$(1)	$283,036

As of April 30, 2021, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$179,753
Due in one year through five years	58,083
Total	$237,836

The Company's marketable securities consist primarily of U.S. Treasury securities and high credit quality corporate notes and bonds. The Company views its marketable securities as available to support its current operations, therefore these marketable securities have been classified as short-term available-for-sale securities.
During the three months ended April 30, 2021 and 2020, there were no material gross realized gains or losses from the sale of certain available-for-sale marketable securities that were reclassified out of accumulated other comprehensive loss.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of April 30, 2021, the unrealized losses and the related risk of expected credit losses were insignificant.

Note 4. Fair Value Measurements
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at April 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:(1)
Money market funds	$146,111	$—	$—	$146,111
Marketable securities:
U.S. treasury securities	—	227,066	—	227,066
Corporate notes and bonds	—	10,490	—	10,490
Certificate of deposit	—	280	—	280
Total assets	$146,111	$237,836	$—	$383,947

(1)Included in cash and cash equivalents.
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at January 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:(1)
Money market funds	$90,437	$—	$—	$90,437
Marketable securities:
U.S. treasury securities	—	268,169	—	268,169
Corporate notes and bonds	—	14,587	—	14,587
Certificates of deposit	—	280	—	280
Total assets	$90,437	$283,036	$—	$373,473
Derivative liabilities:(2)
Foreign currency forward contracts not designated as hedges	$—	$47	$—	$47
Total liabilities	$—	$47	$—	$47

(1)Included in cash and cash equivalents.
(2)The derivative liabilities were related to foreign currency forward contracts at a notional amount of $2.9 million. The derivative liabilities were included in the accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets at January 31, 2021. The foreign currency forward contracts were accounted for as an economic hedge and as a result the changes in the fair value of the derivative assets and liabilities were recognized in the Company’s condensed consolidated statements of operations. The changes in the fair value during the year ended January 31, 2021 were not material.
The Company has $1,380.0 million in aggregate principal amount of 0.375% convertible senior notes due in 2026 (the “2026 Notes”), $805.0 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (the “2025 Notes”) and $5.9 million in aggregate principal amount of 0.375% convertible senior notes due in 2023 (the “2023 Notes” and together with the 2025 Notes and 2026 Notes, the “Convertible Notes”), outstanding as of April 30, 2021. Refer to Note 8, “Convertible Senior Notes” for further details on the Convertible Notes.
The Company carries the Convertible Notes at par value less the portion allocated to equity and the related unamortized discount and issuance costs on its condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value of the 2026 Notes, 2025 Notes and 2023 Notes, based on a market approach as of April 30, 2021 was approximately $1,618.5 million, $1,426.0 million and $35.6 million, respectively, which represents a Level 2 valuation estimate. The estimated fair value of the 2026 Notes, 2025 Notes and 2023 Notes, based on a market approach as of January 31, 2021 was approximately $1,775.0 million, $1,617.5 million and $61.2 million, respectively, which represents a Level 2 valuation estimate. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last trade completed prior to the end of the period.

Note 5. Business Combinations

Pana Industries, Inc.

On February 1, 2021, the Company acquired all of the equity interest in Pana Industries, Inc. ("Pana"), a corporate travel booking solution company. The purchase consideration was approximately $48.5 million in cash (of which $7.1 million is being held in escrow for fifteen months after the transaction closing date).
In addition, the Company issued 23,822 shares of unvested common stock with an approximate fair value of $7.6 million to two of Pana's shareholders. These shares are subject to service-based vesting conditions including continued employment with the Company, and all these shares were unvested as of April 30, 2021. The value assigned to the unvested common stock will be recorded as post-acquisition compensation expense as the shares vest and has been excluded from the purchase consideration.
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

February 1, 2021
Cash and cash equivalents	$3,413
Intangible assets	12,200
Other assets	772
Goodwill	34,374
Accounts payable and other liabilities	(2,251)
Total consideration	$48,508
The purchase price allocation is preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the twelve month measurement period, if necessary. The goodwill recognized was primarily attributed to the assembled workforce and increased synergies that are expected to be achieved from the integration of Pana and is not deductible for income tax purposes. The Company determined the fair values of intangible assets acquired and liabilities assumed. The identifiable intangible assets acquired were as follows (in thousands):

	Fair Value	Useful life (in Years)
Developed technology	$10,500	4
Customer relationships	1,700	4
Total	$12,200
The Company incurred costs related to this acquisition of approximately $359,000 for the three months ended April 30, 2021. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date and are not material to the Company’s condensed consolidated financial results. Pro forma results of operations for this acquisition have not been presented as the financial impact on the Company’s condensed consolidated financial statements would be immaterial.

LLamasoft, Inc.

On November 2, 2020, the Company completed the acquisition of Laurel Parent Holdings, Inc. and its subsidiaries ("LLamasoft"), a supply chain design and analysis software and solutions company. The acquisition strengthens Coupa’s supply chain capabilities, enabling businesses to drive greater value through Business Spend Management. In connection with the acquisition, all outstanding equity securities of LLamasoft were cancelled with the payment by the Company of approximately $1.4 billion, of which approximately $791.5 million was paid in cash, and the remainder was paid in the form of 2,371,014 shares of the Company's common stock with a fair value of approximately $634.5 million. Approximately $15.0 million of the cash paid is being held in escrow for fifteen months after the transaction closing date as security for the former LLamasoft stockholders' indemnification obligations.

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

November 2, 2020
Cash and cash equivalents	$1,389
Accounts receivable	38,473
Goodwill	932,587
Intangible assets	517,600
Operating lease right-of-use assets	14,820
Other assets	23,437
Accounts payable and other current liabilities	(10,110)
Deferred revenue	(14,798)
Operating lease liabilities	(14,644)
Deferred tax liability, net	(76,091)
Other non-current liabilities	(14,374)
Total consideration	$1,398,289

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

Bellin Treasury International GmbH

On June 9, 2020, the Company acquired all of the equity interest in Bellin Treasury International GmbH, (“Bellin”), a cloud-based treasury management software platform that improves visibility and control over cash, and optimizes treasury processes. The purchase consideration was approximately $121.0 million, comprised of $79.1 million in cash (of which $8.0 million is being held in escrow for eighteen months after the transaction closing date) and 186,300 shares of the Company’s common stock with a fair value of approximately $41.8 million as of the transaction close date. In addition, the Company issued 208,766 shares of unvested common stock with an approximate fair value of $46.9 million to one of the sellers who became a Coupa employee. These shares are subject to service-based vesting conditions including continued employment with the Company, and all these shares were unvested as of April 30, 2021. The value assigned to the unvested common stock will be recorded as post-acquisition compensation expense as the shares vest and has been excluded from the purchase consideration.
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

Note 6. Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	April 30, 2021	January 31, 2021
Furniture and equipment	$12,488	$11,955
Software development costs	46,360	43,857
Leasehold improvements	5,575	5,465
Construction in progress	1,050	848
Total property and equipment	65,473	62,125
Less: accumulated depreciation and amortization	(37,326)	(33,859)
Property and equipment, net	$28,147	$28,266

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $1.3 million and $552,000 for the three months ended April 30, 2021 and 2020, respectively.

Amortization expense related to software development costs was approximately $2.2 million and $1.4 million for the three months ended April 30, 2021 and 2020, respectively.

Note 7. Goodwill and Other Intangible Assets
Goodwill
The following table represents the changes in goodwill (in thousands):

Balance at January 31, 2021	$1,480,847
Additions from acquisitions	34,374
Foreign currency translation adjustments	(343)
Other adjustments	(364)
Balance at April 30, 2021	$1,514,514

Other Intangible Assets
The following table summarizes the other intangible assets balances (in thousands):

	As of
	April 30, 2021				January 31, 2021
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.7	$484,510	$(89,971)	$394,539	$474,120	$(69,560)	$404,560
Customer relationships	4.4	256,081	(40,561)	215,520	254,437	(27,727)	226,710
Trademarks	0.6	2,419	(1,814)	605	2,419	(1,516)	903
Total other intangible assets		$743,010	$(132,346)	$610,664	$730,976	$(98,803)	$632,173

Amortization expense related to other intangible assets was approximately $33.5 million and $8.9 million for the three months ended April 30, 2021 and 2020, respectively.

As of April 30, 2021, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2022 (remaining nine months)	$100,001
2023	128,111
2024	121,994
2025	102,849
2026	78,559
Thereafter	79,150
Total	$610,664

Note 8. Convertible Senior Notes
2026 Notes
In June 2020, the Company issued the 2026 Notes in aggregate principal amount of $1,380.0 million in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the 2026 Notes were $1,162.3 million, net of debt issuance costs, including the underwriting discount and the cash used to purchase the capped call discussed below. The 2026 Notes have an initial conversion rate of 3.3732 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $296.45 per share of common stock). The interest rate is fixed at 0.375% per annum for the 2026 Notes and is payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2020. Refer to the Company’s consolidated financial statements for the year ended January 31, 2021 for details of the issuance and accounting of 2026 Notes.
The 2026 Notes were not convertible at April 30, 2021, as none of the 2026 Notes conversion conditions were met.
The Company may redeem for cash all or any portion of the 2026 Notes, at its option, on or after June 20, 2023 and prior to the 21st scheduled trading day immediately preceding the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.
2025 Notes
In June 2019, the Company issued the 2025 Notes in aggregate principal amount of $805.0 million in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the 2025 Notes were $667.4 million, net of debt issuance costs, including the underwriting discount and the cash used to purchase the capped call, discussed below. The 2025 Notes have an initial conversion rate of 6.2658 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $159.60 per share of common stock). The interest rate is fixed at 0.125% per annum for the 2025 Notes and is payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2019. Refer to the Company’s consolidated financial statements for the year ended January 31, 2020 for details of the issuance and accounting of 2025 Notes.
The conversion condition for the 2025 Notes was initially met during the three months ended July 31, 2020 and it continued to be met during the three months ended April 30, 2021. As a result, the 2025 Notes continued to be convertible at the option of the holders and remained classified as current liabilities on the condensed consolidated balance sheet as of April 30, 2021.
As of April 30, 2021, approximately $805.0 million principal amount of 2025 Notes remained outstanding. In addition, from May 1, 2021 to the date of this filing, the Company has not received any additional conversion requests for the 2025 Notes.
The Company may redeem for cash all or any portion of the 2025 Notes, at its option, on or after June 20, 2022, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.

2023 Notes
In January 2018, the Company issued the 2023 Notes in aggregate principal amount of $230.0 million in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the 2023 Notes were $200.4 million, net of debt issuance costs, including the underwriting discount and the cash used to purchase the capped call, discussed below. The 2023 Notes have an initial conversion rate of 22.4685 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $44.5068 per share of common stock). The interest rate is fixed at 0.375% per annum for the 2023 Notes and is payable semi-annually in arrears on July 15 and January 15 of each year, which commenced on July 15, 2018. Refer to the Company’s consolidated financial statements for the year ended January 31, 2019 for details of the issuance of 2023 Notes.
The conversion condition for the 2023 Notes was initially met during the three months ended April 30, 2019, and has been met for each subsequent fiscal quarter. As a result, the 2023 Notes were convertible at the option of the holders and remained classified as current liabilities on the condensed consolidated balance sheet as of April 30, 2021. For the year ended January 31, 2021, the Company settled conversion requests on the principal amount of the 2023 Notes totaling approximately $132.1 million by paying cash for the principal amount of $132.1 million and issuing approximately 2.2 million shares of the Company’s common stock, bearing a fair value of approximately $410.0 million. In addition, during the year ended January 31, 2021, using proceeds from the 2026 Notes issuance, the Company repurchased approximately $89.0 million principal amount of the 2023 Notes by paying cash of approximately $450.6 million. For the three months ended April 30, 2021, the Company settled conversion requests on the principal amount of the 2023 Notes totaling approximately $3.0 million by paying cash for the principal amount of $3.0 million and issuing approximately 56,923 shares of the Company’s common stock, bearing a fair value of approximately $13.8 million. Correspondingly, for the three months ended April 30, 2021, the Company recognized a loss of approximately $0.1 million on the conversion and repurchase of the 2023 Notes representing the net carrying amount in excess of the fair value of the liability component of the converted and repurchased notes on the respective settlement dates. The amount is included in interest income and other, net in the Company’s condensed consolidated statement of operations.
As of April 30, 2021, approximately $5.9 million principal amount of 2023 Notes remained outstanding. In addition, from May 1, 2021 to the date of this filing, the Company received conversion requests for an immaterial principal amount of the 2023 Notes.
The Company may redeem for cash all or any portion of the 2023 Notes, at its option, on or after January 20, 2021, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the three months ended April 30, 2021, the Company did not redeem any of the 2023 Notes.

The 2026 Notes, 2025 Notes and 2023 Notes consisted of the following (in thousands):

	As of			As of
	April 30, 2021			January 31, 2021
	2026 Notes	2025 Notes	2023 Notes	2026 Notes	2025 Notes	2023 Notes
Liability:
Principal	$1,380,000	$804,997	$5,877	$1,380,000	$804,999	$8,832
Unamortized debt discount and issuance costs (1)	(465,006)	(193,811)	(663)	(482,475)	(203,638)	(1,125)
Net carrying amount	$914,994	$611,186	$5,214	$897,525	$601,361	$7,707
Carrying amount of the equity component (2)	$501,053	$246,966	$1,544	$501,053	$246,966	$1,560
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
The effective interest rates of the liability component of the 2026 Notes, 2025 Notes and 2023 Notes, excluding each tranche of notes’ conversions options, is 8.83%, 7.05% and 7.66%, respectively. As of April 30, 2021 the if-converted value of the 2026 Notes did not exceed the principal amount and as of January 31, 2021 the if-converted value of the 2026 Notes exceeded the principal amount by $62.5 million. As of April 30, 2021 and January 31, 2021, the if-converted value of the 2025 Notes exceeded the principal amount by $552.0 million and $757.9 million, respectively. As of April 30, 2021 and January 31, 2021, the if-converted value of the 2023 Notes exceeded the principal amount by $29.6 million and $52.7 million, respectively.

During the three months ended April 30, 2021 and 2020, the Company recognized $27.4 million and $11.9 million, respectively, of interest expense related to the amortization of debt discount and issuance costs, and $1.5 million and $400,000, respectively, of coupon interest expense.
As of April 30, 2021, the remaining life of the 2026 Notes, 2025 Notes and 2023 Notes is approximately 5.1 years, 4.1 years and 1.7 years, respectively.
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

Note 9. Commitments and Contingencies
Commitments
The Company leases office space under non-cancelable operating leases with various expiration dates through February 2030. For the three months ended April 30, 2021 and 2020, lease costs in relation to long-term leases were approximately $3.5 million and $2.6 million, respectively. For the three months ended April 30, 2021 and 2020, short-term leases costs were approximately $600,000 and $300,000, respectively. Variable lease costs were immaterial for the three months ended April 30, 2021 and 2020. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments or the lease right-of-use asset/lease liability.
For the three months ended April 30, 2021 and 2020, cash paid for operating lease liabilities was approximately $3.6 million and $2.7 million, respectively. For the three months ended April 30, 2021 and 2020, right-of-use assets obtained in exchange of lease obligations was approximately $900,000 and $125,000, respectively. As of April 30, 2021, the weighted-average remaining lease term was 3.8 years, and the weighted-average discount rate was 6.2%.
As of April 30, 2021, the remaining maturities of operating lease liabilities and future purchase obligations are as follows (in thousands):

Year Ending January 31,	Operating Lease Obligations	Future Purchase Obligations
2022 (remaining nine months)	$10,337	$10,862
2023	12,826	18,692
2024	11,499	4,884
2025	6,155	600
2026	3,010	550
Thereafter	2,301	—
Total payments	46,128	$35,588
Less imputed interest	(5,030)
Total	$41,098

The Company's future obligations in the table above primarily includes contractual purchase obligations for hosting services and other services to support the Company's business operations.
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
Preferred Stock
As of April 30, 2021, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.
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
As of April 30, 2021, the Company had 12,911,235 shares of its common stock available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will automatically increase on the first day of each fiscal year during the term of the 2016 Plan by a number of shares equal to 5% of its outstanding shares of common stock on the last day of the prior fiscal year. The number and class of shares reserved under the Company’s 2016 Plan will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the three months ended April 30, 2021 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at January 31, 2021	2,608,640	$20.65	5.61	$754,478
Option grants	—	$—	—	—
Options exercised	(202,912)	$11.08	—	—
Options forfeited	—	$—	—	—
Balance at April 30, 2021	2,405,728	$21.45	5.40	$595,623
Exercisable at April 30, 2021	2,208,482	$17.77	5.24	$554,929

(1)The above table includes 878,869 stock options with market and service based conditions.

The options exercisable as of April 30, 2021 include options that are exercisable prior to vesting. The aggregate intrinsic value of options vested and exercisable as of April 30, 2021 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of April 30, 2021. The aggregate intrinsic value of exercised options was $57.4 million and $59.5 million for the three months ended April 30, 2021 and 2020, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

No options were granted during the three months ended April 30, 2021 and 2020. The total grant date fair value of options vested was $1.1 million and $1.5 million for the three months ended April 30, 2021 and 2020, respectively.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity related to the Company’s RSUs during the three months ended April 30, 2021:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Awarded and unvested at January 31, 2021	2,530,280	$123.56
Awards granted	657,140	$254.93
Awards vested	(346,450)	$75.59
Awards forfeited	(55,970)	$184.75
Awarded and unvested at April 30, 2021	2,785,000	$159.29

(1)The above table includes 209,427 restricted share units with market and service based conditions.
2016 Employee Stock Purchase Plan
The Board of Directors adopted the 2016 Employee Stock Purchase Plan (the “ESPP”) in September 2016 and it has been approved by the Company’s stockholders. The ESPP allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code.
As of April 30, 2021, the Company had 2,400,888 shares of its common stock available for future issuances under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year during the term of the ESPP by a number of shares equal to the least of (i) 1% of its outstanding shares of common stock on the last day of the prior fiscal year, (ii) 1,250,000 shares or (iii) a lesser number of shares determined by the board of directors. The number and class of shares reserved under the ESPP will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

Each offering period will last a number of months determined by the administrator, up to a maximum of 27 months. The initial offering period began on the effective date of the Company’s initial public offering, October 5, 2016, and ended on September 15, 2018, and new 24-month offering periods will begin on each March 16 and September 16 thereafter. Currently, each offering period consists of four consecutive purchase periods, of approximately six months duration, at the end of which payroll contributions are used to purchase shares of the Company’s common stock. Participants may purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation. Participants may withdraw from the ESPP and receive a refund of their accumulated payroll contributions at any time prior to a purchase date. Unless changed by the administrator, the purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first day of the applicable offering period or the fair market value per share on the applicable purchase date.
The Company purchased 82,462 and 104,818 shares of common stock under the 2016 ESPP during the three months ended April 30, 2021 and 2020, respectively. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2016 ESPP. As of April 30, 2021, the total unrecognized compensation cost related to the 2016 ESPP was $17.4 million which will be amortized over a weighted-average period of approximately 1.5 years.
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

 In March 2021, the Board of Directors of the Company granted market-based restricted stock unit awards (the “2021 PSU Grant”) to certain members of management. The target number of market-based restricted stock unit awards granted was 109,249. The number of shares that could be earned will range from 0% to 200% of the target number of shares, based on the relative growth of the per share price of the Company’s common stock as compared to the Nasdaq Composite Index over the three-year performance period ending on the third anniversary of the date of grant and subject to continuous employment through such date. Additionally, if necessary, the payout percentage will be decreased so that the overall value delivered to the award holder (total payout number of shares multiplied by the stock price on the vesting date) will be capped at four times the target value (target number of shares multiplied by the stock price on the date of grant). The fair value of the 2021 PSU Grant was determined using a Monte Carlo simulation approach. The Company amortizes the fair value of the 2021 PSU Grant using the straight-line method over the three-year performance term.

As of April 30, 2021, all market-based milestones of the 2016 CEO Grant and 2018 CEO Grant were achieved, resulting in 554,127 shares and 258,030 shares, respectively, being vested and exercisable. As of April 30, 2021, the three-year performance period related to the 2020 PSU Grant and 2021 PSU Grant had not been completed, both resulting in no shares being vested or exercisable. Stock-based compensation expense recognized for market-based awards was approximately $2.5 million and $1.0 million for the three months ended April 30, 2021 and 2020, respectively.

Stock-based Compensation
The Company’s total stock-based compensation expense was as follows (in thousands):

	Three Months Ended April 30,

	2021	2020
Cost of revenue:
Subscription	$3,305	$2,158
Professional services and other	3,898	2,412
Research and development	10,663	6,124
Sales and marketing	11,221	7,513
General and administrative	18,205	5,990
Total	$47,292	$24,197

As of April 30, 2021 and January 31, 2021, the balance of stock-based compensation included in capitalized software development costs was approximately $3.4 million and $3.2 million, respectively.

As of April 30, 2021, there was approximately $3.6 million of total unrecognized compensation cost related to unvested stock options granted to employees under the 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 1.4 years.
As of April 30, 2021, there was approximately $440.5 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.9 years.
The fair values of the Company’s stock options, ESPP and market-based awards granted during the three months ended April 30, 2021 and 2020 were estimated using the following assumptions:

	Three Months Ended April 30,

	2021			2020
Employee Stock Purchase Plan:
Expected term (in years)	0.5	-	2.0	0.5	-	2.0
Volatility	53.9%	-	61.2%	48.6%	-	54.8%
Risk-free interest rate	0.1%	-	0.2%	0.3%	-	0.4%
Dividend yield	—			—
Market-based Award
Expected term (in years)	3.0			3.0
Volatility	54.6%			48.4%
Risk-free interest rate	0.3%			0.4%
Dividend yield	—			—

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
•Expected Volatility. The Company uses its historical trading prices to calculate the expected volatility in determining the fair value of the shares granted under the ESPP and market-based awards.

Note 11. Income Taxes
The Company is subject to federal and various state income taxes in the United States as well as income taxes in foreign jurisdictions in which it conducts business. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely.
The Company recorded a tax benefit of approximately $2.1 million for the three months ended April 30, 2021, representing an effective tax rate of 2.02%, which was primarily attributable to a reversal of a U.S. deferred tax liability and excess tax benefits related to stock-based compensation offset by foreign tax expense.
The Company recorded a tax provision of approximately $229,000 for the three months ended April 30, 2020, representing an effective tax rate of (1.57)% which was primarily attributable to foreign tax expense offset by excess benefits related to stock-based compensation.
The difference between the U.S. federal statutory rate of 21% and the Company's effective tax rate in all periods presented is primarily due to a full valuation allowance related to the Company's U.S. deferred tax assets, reversal of a U.S. deferred tax liability as a result of current year intangible amortization and convertible note original issue discount amortization, and foreign expense on the Company's profitable jurisdictions.
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

Note 12. Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities as they do not share in losses. During periods when the Company is in a net loss position, basic net loss per share is the same as diluted net loss per share as the effects of potentially dilutive securities are antidilutive given the net loss of the Company. During the quarter ended April 30, 2021, the Company entered into a joint venture and the share of earnings in the joint venture attributable to the non-controlling interests was not material. Refer to Note 2, "Significant Accounting Policies" for further information on the Company's redeemable non-controlling interests.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2021	2020
Numerator:
Net loss	$(100,357)	$(14,816)
Denominator:
Weighted-average common shares outstanding	72,865	65,468
Net loss per share, basic and diluted	$(1.38)	$(0.23)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of April 30,
	2021	2020
Options to purchase common stock	2,405,728	3,824,566
RSUs	2,785,000	3,399,474
Unvested common shares subject to repurchase	241,526	66,450
Shares committed under the ESPP	22,844	30,751
Contingent stock consideration for DCR acquisition	171,073	377,138
Total	5,626,171	7,698,379

Additionally, approximately 4.7 million, 5.0 million and 0.1 million shares underlying the conversion option in the 2026 Notes, 2025 Notes and 2023 Notes, respectively, are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. These numbers of shares are subject to adjustment up to approximately 6.2 million, 6.8 million and 0.2 million shares for the 2026 Notes, 2025 Notes and 2023 Notes, respectively, if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the three months ended April 30, 2021, the average market price of the Company’s common stock exceeded the conversion price of the 2023 Notes and 2025 Notes of $44.51 per share and $159.60 per share, respectively, and did not exceed the conversion price of the 2026 Notes of $296.45 per share.

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

Note 14. Significant Customers and Geographic Information
No customer balance comprised 10% or more of total accounts receivable at April 30, 2021 or January 31, 2021.
During the three months ended April 30, 2021 and April 30, 2020, revenues by geographic area, based on billing addresses of the customers, were as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
United States	$99,019	$78,716
Foreign countries	67,910	40,498
Total revenues	$166,929	$119,214

No single foreign country represented more than 10% of the Company’s revenues in any period. Additionally, no single customer represented more than 10% of the Company’s revenues in any period.

Note 15. Related Parties
One of the Company’s customers, T. Rowe Associates, Inc., is also an investment adviser of certain of the Company’s stockholders. T. Rowe Associates, Inc. held more than 10% of the Company’s voting common stock during the three months ended April 30, 2021. The Company recognized subscription revenue from this customer of approximately $258,000 and $265,000 for the three months ended April 30, 2021 and April 30, 2020, respectively. The Company had no receivables balance from this customer at April 30, 2021 or January 31, 2021.

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
We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the three months ended April 30, 2021 and 2020, respectively.
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
We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and modules to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa, Latin America and Asia-Pacific, including Japan. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 41% and 34% of our total revenues for each of the three months ended April 30, 2021 and 2020, respectively. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.

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
The extent to which the COVID-19 pandemic may impact our financial condition or results of operations in future periods remains uncertain. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. We may experience decreased customer demand, reduced customer spend, customer bankruptcies and other non-payment situations, shorter contract duration, longer sales cycles and extended payment terms, any of which could materially adversely impact our business, results of operations and overall financial performance in future periods. The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend in part on future developments and conditions, including the duration and spread of the outbreak; government responses to the pandemic; the impact on our customers and our sales cycles; extent of delays in hiring and onboarding new employees; and effect on our partners, vendors and supply chains, all of which are uncertain and difficult to predict. Additionally, due to concerns over the COVID-19 pandemic, we have replaced our in-person, annual Inspire conferences and other in-person marketing events with web-based alternatives. In the first quarter of fiscal 2021, we closed our offices globally and required our employees to work remotely. These changes remained in effect throughout the first quarter of fiscal 2022. Our employees' health and safety is our top priority, and we will continue to monitor local restrictions across the world, the administration of vaccines, and the number of new cases, as we slowly move towards re-opening certain of our offices. Our offices will re-open on a staggered, region-to-region basis in accordance with local authority guidelines while ensuring that our return to work is thoughtful, prudent, and handled with a safety-first approach. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented to date have not materially impaired and are not expected to materially impair our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See the section “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
Recent Business Developments
In February 2021, we acquired all of the equity interest in Pana Industries, Inc. ("Pana"), a corporate travel booking solution company. The purchase consideration was approximately $48.5 million in cash (of which $7.1 million is being held in escrow for fifteen months after the transaction closing date). In addition, we issued 23,822 shares of unvested common stock with an approximate fair value of $7.6 million to two of Pana's shareholders. These shares are subject to service-based vesting conditions including continued employment with us, and all these shares were unvested as of April 30, 2021.
In March 2021, we established a joint venture with Japan Cloud. This joint venture is intended to enable Coupa to scale to support the growing number of Japanese companies looking to gain greater efficiency and agility through Business Spend Management. As of April 30, 2021, the Company had a 51% controlling ownership interest in the joint venture.
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

Key Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of April 30,
	2021	2020
Cumulative spend under management (in billions)	$2,581.8	$1,785.9
Remaining performance obligations (in millions)	$972.9	$701.8
Deferred revenue (in millions)	$343.5	$244.5
Trailing twelve months calculated billings (in millions)	$688.4	$495.7
Customers with annualized subscription revenue above $100,000	1,133	855

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
Remaining Performance Obligations and Deferred Revenue
Remaining performance obligations represent the amount of consideration allocated to unsatisfied performance obligations related to non-cancelable contracts, which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. In calculating the remaining performance obligation amount, we elected to apply the two expedients under the revenue standard to exclude remaining performance obligations amounts related to contracts that are twelve months or less and contracts where revenue is being recognized under the as-invoiced method.
We generally execute multiple year subscription contracts for our platform and invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there might be amounts that are not due for billing yet. These amounts are not recorded in our condensed consolidated financial statements, and are considered to be part of the remaining performance obligations amount.
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

Trailing Twelve Months Calculated Billings
Trailing twelve months calculated billings represents total revenues recognized during the period of consecutive twelve months ended April 30, 2021 and April 30, 2020 plus the change in deferred revenue for each of those same periods. Trailing twelve month calculated billings is comprised of subscription contracts with existing customers (including renewal contracts and add-on contracts), subscription contracts with new customers, and contracts for professional services, training and other revenues.
The trailing twelve months calculated billings is intended to provide information about our subscription revenue growth over time, and can typically be seen as an early indicator of trends in revenue growth. While trailing twelve months calculated billings can increase as our revenues grow, it may fluctuate up or down from period to period for several reasons, including amounts, timing, and duration of customer contracts, as well as the timing of billing cycles for each order.
Customers with Annualized Subscription Revenue Above $100,000
We define customers with annualized subscription revenue above $100,000 as the total number of customers that contributed subscription revenues in excess of $25,000 during the relevant fiscal quarter, which corresponds to $100,000 on an annualized basis. For purposes of this metric, we generally define a customer as a separate and distinct entity (such as a company or an educational or government institution), a distinct business unit of a large corporation or a partner organization, in each case that has a distinctive active contract with us to access our services. Most of the subscription revenue we recognize each quarter is attributable to customers that accounted for more than $25,000 of that revenue during the quarter, and our sales and marketing strategy focuses heavily on the acquisition of customers that have the potential to contribute at least $100,000 in subscription revenues annually. Accordingly, we believe that this metric is a useful tool to aid investors in understanding a key factor that drives changes in our subscription revenues from period to period and in assessing trends in our growth, penetration of our core customer market, and our overall performance. Because the dollar threshold is tied to the actual revenue recognized during a particular quarter, customers that we acquired midway through or at the end of the quarter may not yet be included in this count, even if they have placed orders representing more than $100,000 in annual subscription revenue.
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
Generally, subscription fees are recognized ratably as revenues over the contract term beginning on the date the application is made available to the customer. Our new business subscriptions typically have a term of three years, although some customers commit for longer or shorter periods. We generally invoice our customers in annual installments at the beginning of each year in the subscription period. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the subscription period. Amounts that will be invoiced and recognized as revenue in future periods are reflected as remaining performance obligations within the notes to our condensed consolidated financial statements.
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

Sales and Marketing
Sales and marketing expenses consist primarily of personnel and related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Commissions earned by our sales force that are considered incremental costs for obtaining a non-cancelable subscription contract are deferred and amortized over a period of benefit that we have determined to be five years. For commissions earned from the sale of term-based license contracts, we allocate the costs of commission in proportion to the allocation of the transaction price of license and PCS performance obligations. Commissions associated with the license component are expensed at the time the related revenue is recognized. Commissions allocated to PCS are deferred and then amortized over five years. Other sales and marketing costs include promotional events to promote our brand, including our Inspire conferences, web advertising, events, allocated overhead and amortization of customer relationships and trademark.

General and Administrative
General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, recruiting, and administrative personnel, including salaries, benefits, bonuses and stock-based compensation expense; professional fees for external legal, accounting, recruiting and other consulting services and allocated overhead costs. During fiscal 2021, general and administrative expenses included a benefit of $12.5 million related to the reversal of the Yapta contingent consideration payable. Refer to the Company’s consolidated financial statements for the year ended January 31, 2021 for details of the contingent consideration payable.

Interest Expense
Interest expense consists primarily of interest expense associated with our outstanding convertible senior notes.

Interest Income and Other, Net
Interest income and other, net consists primarily of interest income earned on our investments in marketable securities and cash and cash equivalents, and gain or loss on conversion of convertible senior notes, in addition to the effects of exchange rates on our foreign currency-denominated asset and liability balances, which are recorded as foreign currency gains (losses) in the condensed consolidated statements of operations.

Provision for (Benefit from) Income Taxes
Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. Benefit from income taxes is primarily related to the reversal of a U.S. deferred tax liability as a result of current year intangible amortization and convertible note original issue discount amortization and excess tax benefits related to stock-based compensation, partially offset by income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on net deferred tax assets of our U.S. entities as we have concluded that it is not more likely than not that the deferred assets will be utilized.
Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended April 30,

	2021		2020

	(in thousands, except percentages)
Revenues:
Subscription	$140,104	84%	$105,735	89%
Professional services and other	26,825	16	13,479	11
Total revenues	166,929	100	119,214	100
Cost of revenues:
Subscription	51,025	31	29,002	24
Professional services and other	28,702	17	13,836	12
Total cost of revenues	79,727	48	42,838	36
Gross profit	87,202	52	76,376	64
Operating expenses:
Research and development	43,837	26	26,719	22
Sales and marketing	77,843	47	46,139	39
General and administrative	39,377	24	9,144	8
Total operating expenses	161,057	96	82,002	69
Loss from operations	(73,855)	(44)	(5,626)	(5)
Interest expense	(29,103)	(17)	(12,289)	(10)
Interest income and other, net	535	—	3,328	3
Loss before provision for (benefit from) income taxes	(102,423)	(61)	(14,587)	(12)
Provision for (benefit from) income taxes	(2,066)	(1)	229	—
Net loss	$(100,357)	(60)%	$(14,816)	(12)%

Three Months Ended April 30, 2021 and April 30, 2020
Revenues

	Three Months Ended April 30,

	2021	2020	% Change
	(in thousands)
Subscription	$140,104	$105,735	33%
Professional services and other	26,825	13,479	99%
Total revenues	$166,929	$119,214	40%

Total revenues were $166.9 million for the three months ended April 30, 2021 compared to $119.2 million for the three months ended April 30, 2020, an increase of $47.7 million, or 40%. Subscription revenues were $140.1 million, or 84% of total revenues, for the three months ended April 30, 2021, compared to $105.7 million, or 89% of total revenues, for the three months ended April 30, 2020. This increase in absolute dollars was predominantly driven by the increase in the number of customers with annualized subscription revenue above $100,000, which was 1,133 as of April 30, 2021, compared to 855 as of April 30, 2020. Professional services and other revenues were $26.8 million for the three months ended April 30, 2021 compared to $13.5 million for the three months ended April 30, 2020. The increase of $13.3 million, or 99%, was primarily due to increases in implementation services and sales of term-based licenses, to a similar extent, as a result of our expanded customer base.

We will continue to monitor the COVID-19 pandemic carefully and its impact on our customers and customer acquisitions.
Cost of Revenues

	Three Months Ended April 30,

	2021	2020	% Change
	(in thousands)
Subscription	$51,025	$29,002	76%
Professional services and other	28,702	13,836	107%
Total cost of revenues	$79,727	$42,838	86%

Cost of subscription was $51.0 million for the three months ended April 30, 2021 compared to $29.0 million for the three months ended April 30, 2020, an increase of $22.0 million, or 76%. The increase in cost of subscription was primarily due to an increase of $7.3 million in amortization of developed technology assets related to acquisitions, an increase of $6.6 million in hosting fees to accommodate increased customer spend, an increase of $4.8 million in employee compensation costs related to higher headcount, including stock-based compensation costs, and an increase of $3.3 million in other costs driven by our overall growth.
Cost of professional services and other was $28.7 million for the three months ended April 30, 2021 compared to $13.8 million for the three months ended April 30, 2020, an increase of $14.9 million, or 107%. The increase in cost of professional services was primarily due to an increase of $8.6 million in employee compensation costs related to higher headcount, including stock-based compensation costs, and an increase of $6.3 million in amortization of developed technology assets related to acquisitions.

We will continue to monitor the COVID-19 pandemic carefully and its impact on our cost profile in providing hosting solutions and services to our customers.

Gross Profit

	Three Months Ended April 30,

	2021	2020	% Change
	(in thousands)
Gross profit	$87,202	$76,376	14%

Gross profit was $87.2 million for the three months ended April 30, 2021, compared to $76.4 million for the three months ended April 30, 2020, an increase of $10.8 million, or 14%. The increase in gross profit was primarily due to the acquisition of new customers with annualized subscription revenue above $100,000. Gross margin was 52% for the three months ended April 30, 2021, compared to 64% for the three months ended April 30, 2020. The decrease in gross margin was primarily due to the increase in amortization of developed technology assets related to acquisitions.
Operating Expenses
Research and Development

	Three Months Ended April 30,

	2021	2020	% Change
	(in thousands)
Research and development	$43,837	$26,719	64%

Research and development expenses were $43.8 million for the three months ended April 30, 2021 compared to $26.7 million for the three months ended April 30, 2020, an increase of $17.1 million, or 64%. The increase was primarily due to an increase of $14.3 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $1.3 million in costs associated with the development of our platform and other costs for research and development activities, and a $1.5 million increase in other costs driven by our overall growth.
Sales and Marketing

	Three Months Ended April 30,

	2021	2020	% Change
	(in thousands)
Sales and marketing	$77,843	$46,139	69%

Sales and marketing expenses were $77.8 million for the three months ended April 30, 2021 compared to $46.1 million for the three months ended April 30, 2020, an increase of $31.7 million, or 69%. The increase was primarily due to an increase of $17.4 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $11.1 million in amortization of customer relationships related to acquisitions, an increase of $1.3 million in marketing costs, and an increase of $3.1 million in other costs driven by our overall growth. This was partially offset by a reduction in travel costs of $1.2 million due to current travel restrictions associated with the COVID-19 pandemic. In response to the COVID-19 pandemic, through the first quarter of fiscal 2022, we have replaced our in-person marketing events with web-based marketing and remote events.

General and Administrative

	Three Months Ended April 30,

	2021	2020	% Change
	(in thousands)
General and administrative	$39,377	$9,144	331%

General and administrative expenses were $39.4 million for the three months ended April 30, 2021 compared to $9.1 million for the three months ended April 30, 2020, an increase of $30.2 million, or 331%. The increase was primarily due to an increase of $18.2 million in employee compensation costs related to higher headcount, including stock-based compensation costs, a non-recurring prior period benefit of $12.5 million arising from the reversal of the Yapta contingent consideration liability that did not recur during the three months ended April 30, 2021, and from an increase of $2.2 million in other costs driven by our overall growth. This was partially offset by a decrease in allowances for doubtful accounts and credit losses of $2.7 million.
Interest Expense

	Three Months Ended April 30,

	2021	2020	% Change
	(in thousands)
Interest expense	$29,103	$12,289	137%

Interest expense was $29.1 million for the three months ended April 30, 2021 compared to $12.3 million for the three months ended April 30, 2020. The $16.8 million increase in interest expense was primarily due to amortization of the debt discount and issuance costs on the 2026 Notes issued in the second quarter of fiscal 2021.
Interest Income and Other, Net

	Three Months Ended April 30,

	2021	2020	% Change
	(in thousands)
Interest income and other, net	$535	$3,328	(84)%

Interest income and other, net was $535,000 for the three months ended April 30, 2021 compared to $3.3 million for the three months ended April 30, 2020. The $2.8 million decrease in interest income and other, net was primarily due a decrease of $2.3 million in income earned from our investments in marketable securities and money market funds primarily as a result of a lower market yield, a decrease of $2.7 million in gains from early conversions on the 2023 Notes, partially offset by a favorable impact of $2.2 million related to foreign currency exchange.
Provision For (Benefit from) Income Taxes

	Three Months Ended April 30,

	2021	2020	% Change
	(in thousands)
Provision for (benefit from) income taxes	$(2,066)	$229	NM

The benefit from income taxes was $2.1 million for the three months ended April 30, 2021 compared to a tax provision of $229,000 for the three months ended April 30, 2020. The benefit from income taxes for the three months ended April 30, 2021 was primarily related to the reversal of a U.S. deferred tax liability and excess tax benefits related to stock-based compensation. We maintain a full valuation allowance on net deferred tax assets of our U.S. entities as we have concluded that it is unlikely that these deferred income tax assets will be utilized.

Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of April 30, 2021, we had cash and cash equivalents of $362.5 million, and marketable securities of $237.8 million.
We had outstanding 2023 Notes, 2025 Notes and 2026 Notes with principal amounts of $5.9 million, $805.0 million and $1,380.0 million, respectively, as of April 30, 2021.
As of April 30, 2021, the remaining 2023 Notes with a principal amount of $5.9 million and 2025 Notes with a principal amount of $805.0 million are convertible at the option of the holders. We have the ability to settle the Convertible Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. As of April 30, 2021, there were no unsettled conversion requests related to the 2023 Notes and 2025 Notes. From May 1, 2021 to the date of this filing, we received conversion requests for an immaterial principal amount of the 2023 Notes and have not received additional conversion requests on the 2025 Notes. The 2026 Notes were not convertible as of April 30, 2021. It is our current intent to settle conversions of the remaining 2023 Notes, 2025 Notes and 2026 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock.
In conjunction with the issuance of the Convertible Notes, we entered into capped call transactions that reduce our exposure to additional cash payments above principal balances in the event of a cash conversion of the Convertible Notes. We may owe additional cash to the noteholders upon early conversion if our stock price exceeds $63.821 per share for the 2023 Notes, $295.55 for the 2025 Notes, or $503.42 for the 2026 Notes. Although our incremental exposure to the additional cash payment above the principal amount of the Convertible Notes is reduced by the capped calls, conversion of the Convertible Notes by noteholders may cause dilution to the ownership interests of existing stockholders. We did not exercise the capped calls for the converted 2023 Notes and 2025 Notes. As of April 30, 2021, all the capped calls for the 2023 Notes, 2025 Notes and 2026 Notes remained outstanding.
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
Operating Activities
Cash provided by operating activities for the three months ended April 30, 2021 was $32.1 million, compared to $15.4 million for the three months ended April 30, 2020. The increase was primarily driven by cash collections from customers.
Investing Activities
Cash used in investing activities for the three months ended April 30, 2021 of $5.5 million was primarily related to cash used in the acquisition of Pana of $45.1 million, $2.8 million for the purchases of property and equipment, and $2.5 million for other investments, partially offset by $44.9 million of net cash receipts from purchases, maturities and sales of short-term marketable securities.
Financing Activities
Cash provided by financing activities for the three months ended April 30, 2021 of $12.5 million was primarily due to approximately $12.7 million of proceeds from the issuance of common stock under the ESPP and exercise of stock options, investment from redeemable non-controlling interests of $2.2 million, partially offset by $2.4 million for repayments of the 2023 Notes.

Off-Balance Sheet Arrangements
Through April 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Commitments and Contractual Obligations
Our principal commitments and contractual obligations consist of our Convertible Notes, obligations under operating leases for office facilities and contractual purchase obligations for hosting services and web development services that support our business operations. The following table summarizes our non-cancelable contractual obligations as of April 30, 2021:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Convertible senior notes (1)	$2,190,874	$—	$5,877	$804,997	$1,380,000
Aggregate interest obligations (1)(2)	32,532	6,204	12,387	11,353	2,588
Operating lease obligations	46,986	14,599	23,687	7,034	1,666
Purchase obligations	35,588	21,237	13,351	1,000	—
Total contractual obligations	$2,305,980	$42,040	$55,302	$824,384	$1,384,254
(1)The conversion period for the 2023 Notes and 2025 Notes was open as of April 30, 2021, and as such, the net carrying value of the 2023 Notes and 2025 Notes are included within current liabilities on our condensed consolidated balance sheet. The principal balances of $5.9 million and $805.0 million of the 2023 Notes and 2025 Notes, respectively, were reflected in the payment period in the table above based on the contractual maturity assuming no conversion or repurchase.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended January 31, 2021.
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
•Non-GAAP operating income;
•Non-GAAP net income; and
•Adjusted free cash flows.

We regularly review and consider these measures when we evaluate our business and for internal planning and forecasting purposes.

The following tables provide a reconciliation of loss from operations to non‑GAAP operating income, from net loss to non-GAAP net income, and from net cash provided by operating activities to adjusted free cash flows (in thousands):

	Three Months Ended April 30,

	2021	2020
Loss from operations	$(73,855)	$(5,626)
Stock-based compensation	47,292	24,197
Amortization of acquired intangible assets	33,540	8,866
Change in fair value of contingent consideration payable	—	(12,500)
Non-GAAP operating income	$6,977	$14,937

	Three Months Ended April 30,

	2021	2020
Net loss	$(100,357)	$(14,816)
Stock-based compensation	47,292	24,197
Amortization of acquired intangible assets	33,540	8,866
Change in fair value of contingent consideration payable	—	(12,500)
Amortization of debt discount and issuance costs	27,390	11,950
Loss (gain) on conversion of convertible senior notes	129	(2,571)
Income tax effects and adjustments	(2,977)	(666)
Non-GAAP net income	$5,017	$14,460

	Three Months Ended April 30,

	2021	2020
Net cash provided by operating activities	$32,082	$15,408
Less: purchases of property and equipment	(2,754)	(3,599)
Add: repayments of convertible senior notes attributable to debt discount	516	10,604
Adjusted free cash flows	$29,844	$22,413

We define non-GAAP operating income as loss from operations before stock-based compensation, amortization of acquired intangible assets and the change in fair value of contingent consideration related to an acquisition. We define non-GAAP net income as net loss before stock-based compensation, amortization of acquired intangible assets, the change in fair value of contingent consideration related to an acquisition, amortization of debt discount and issuance costs, gain or loss on conversion of convertible senior notes, and related tax effects, including non-recurring income tax adjustments. We define adjusted free cash flows as net cash provided by operating activities, less purchases of property and equipment, plus repayments of convertible senior notes attributable to debt discount.

We believe non-GAAP operating income and non-GAAP net income provide investors and other users of our financial information consistency and comparability with our past financial performance and facilitate period to period comparisons of operations. We believe non-GAAP operating income and non-GAAP net income are also useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary between companies for reasons unrelated to overall operating performance.

We believe adjusted free cash flows provides useful information to investors because it is an indicator of our capital strength and liquidity, and we also use it to measure performance of our business operations. We exclude repayment of convertible senior notes attributable to debt discount in calculating this measure in part because our use of cash to satisfy this obligation (relating to the Convertible Notes) was discretionary, and we have the ability to satisfy similar obligations in the near future through shares of our common stock, or a combination of cash and shares of our common stock, at our election. However, you should bear in mind that this measure does not reflect any reduction for cash settlements of our debt obligations, nor does it represent our residual cash flow available for discretionary expenditures. Due to these and other limitations, you should not consider this non-GAAP measure in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, and Canadian Dollar. We expect our international operations to continue to grow in the future and we are continually monitoring our foreign currency exposure to determine whether and when we should begin a formal hedging program.
We performed a sensitivity analysis and determined that if an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currency at the balance sheet dates, it would have resulted in an adverse effect on our net losses of approximately $7.8 million for both periods as of April 30, 2021 and January 31, 2021. We expect our international operations to continue to grow in the near term and the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases. In addition, we will continue to monitor the COVID-19 pandemic carefully and its impact on our foreign currencies. The majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.
Market Risk and Market Interest Risk
In June 2020, we issued $1,380.0 million aggregate principal amount of 0.375% convertible senior notes due 2026. In June 2019, we issued $805.0 million aggregate principal amount of 0.125% convertible senior notes due 2025. In January 2018, we issued $230.0 million aggregate principal amount of 0.375% convertible senior notes due 2023 of which approximately $224.1 million aggregate principal amount had been settled by April 30, 2021. The 2026 Notes, 2025 Notes and 2023 Notes have fixed annual interest rates at 0.375%, 0.125% and 0.375%, respectively, and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the values of the Convertible Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the Convertible Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for disclosure purposes only.
Our exposure to interest rate risk also is related to our interest-bearing assets, primarily our cash and cash equivalents. Fluctuations in interest rates impact the yield of the investment. A hypothetical 100 basis points increase in interest rates would have impacted interest income by $300,000 and $600,000 for the three months ended April 30, 2021 and 2020, respectively.

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
The COVID-19 pandemic has had and may continue to have an adverse impact on us in a number of ways, any of which individually or together could have a material adverse impact on our results of operations, financial condition and growth prospects. For example, certain modules of our platform, such as those that focus on business travel spend, may not be as attractive to existing or prospective customers due to operational changes they made in response to the pandemic, such as restricting or prohibiting business travel, which could adversely impact our sales and revenue; and these trends may persist after the underlying conditions have improved or largely disappeared. In addition, the pandemic may limit the ability of our suppliers and business partners to perform under their contracts with us, and we may not be able to find and engage additional or substitute suppliers and partners in a timely manner and on terms acceptable to us. We believe that many businesses have been and may continue to be more reluctant to invest in the purchase and implementation of a new software solution like ours in the near term because of the economic uncertainty. This trend may make it more difficult for us to acquire new customers and could lead to longer sales cycles and greater uncertainty around the timing and likelihood of closing sales opportunities to which we have already devoted meaningful time and resources. Our existing customers may reduce their subscriptions or choose not to add new users or adopt new modules at the rate we expect based on past experience. We may have difficulty collecting payment from some customers on a timely basis or at all, and we may see higher rates of bankruptcies, restructurings, dissolutions and similar events among our customer base. In addition, if our results of operations or our assessment of our growth prospects or potential for future profitability fail to meet investor and analyst expectations for any particular financial period, our stock price may experience a substantial decline, even if our revenues have increased or our margins have improved relative to past periods.

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
We have in the past acquired and may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. For example, we acquired Pana Industries, Inc. in February 2021, LLamasoft, Inc. in November 2020, Bellin Treasury International GmbH in June 2020, ConnXus, Inc. in May 2020, Yapta, Inc. in December 2019 and Exari Group, Inc. in May 2019. Acquisitions may disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business.
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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets. In connection with our acquisition of LLamasoft, for example, $932.9 million of the purchase price was allocated to goodwill, increasing our total goodwill balance to $1.5 billion as of January 31, 2021, which was roughly three times the amount of goodwill we had as of January 31, 2020. Our acquisition of Pana, during the three months ended April 30, 2021, further increased our goodwill balance. Goodwill must be assessed for impairment at least annually, and other intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. In addition, our exposure to risks associated with various claims, including the use of intellectual property, may be increased as a result of acquisitions of other companies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired technology that were not asserted prior to our acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In connection with the LLamasoft acquisition, for example, we issued approximately 2.4 million shares of our common stock as consideration, which represented over 3% of our outstanding shares of common stock at that time. In addition, if the performance of an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.
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
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities, at any of our cloud hosting provider facilities, or where a business partner is located could adversely affect our business, results of operations and financial condition. For example, the rapid spread of COVID-19 globally in 2020 and 2021 has resulted in travel restrictions and in some cases, prohibitions of non-essential travel, disruption and shutdown of businesses and greater uncertainty in global financial markets. Prolonged health concerns or political or governmental developments in countries in which we or our customers, partners and service providers operate could result in further economic, social or labor instability, slow our sales process, result in customers not purchasing or renewing our products or failing to make payments, and could otherwise have a material adverse effect on our business and our results of operations and financial condition. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and will include emerging information concerning the re-opening of private businesses, infection rates and the actions taken by governments and private businesses to attempt to contain and cope with COVID-19. Continued contractions in the travel and hospitality industries, along with any effects on supply chain or on other industries in which our customers or partners operate, could materially and adversely impact our business, results of operations and financial condition.
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
A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. For example, in March 2021 we established a joint venture in Japan intended to enable us to scale to support Japanese companies looking to utilize BSM solutions. The revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 41% and 34% of our total revenues for the three months ended April 30, 2021 and 2020, respectively. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. While we are gaining additional experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we will face risks in doing business internationally that could adversely affect our business, including:
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
Our results of operations and key metrics discussed elsewhere in this report, such as trailing twelve months calculated billings, remaining performance obligations, deferred revenue, customers with annualized subscription revenue above $100,000 and cumulative spend under management, may vary significantly in the future and period-to-period comparisons of our operating results and key metrics may not provide a full picture of our performance. Accordingly, the results of any one quarter or year should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, as a result they may not fully reflect the underlying performance of our business. These quarterly fluctuations may negatively affect the value of our common stock. Factors that may cause these fluctuations include, without limitation:
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
We generally recognize subscription revenues from customers ratably over the terms of their contracts. Most of the subscription revenues we report on each quarter are derived from the recognition of deferred revenue relating to subscriptions and the PCS component of term-based license contracts entered into during previous quarters. Consequently, a decline in new or renewed subscriptions and/or term-based licenses in any single quarter would likely have only a small impact on our revenues for that quarter. However, such a decline would negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, delays in our sales cycles as a result of COVID-19 and potential changes in our pricing policies or rate of renewals, may not be fully apparent from our reported results of operations until future periods.
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
We incurred net losses of $180.1 million, $90.8 million, and $55.5 million in the fiscal years ended January 31, 2021, 2020 and 2019, respectively, and we incurred a net loss of $100.4 million in the three months ended April 30, 2021. We had an accumulated deficit of $626.2 million at April 30, 2021. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. A significant contributor to each of these categories of expense is stock compensation expense associated with equity awards that we grant to many of our employees at the time of hire and thereafter on an annual basis. If we continue to grow at or near the pace at which our headcount increased during our 2021 fiscal year, we would expect our stock compensation expenses likewise to increase at a similar pace in future periods. Furthermore, to the extent we are successful in gaining new customers, we will also incur increased losses because many costs associated with acquiring new customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for longer or shorter periods). If we are unable to maintain consistent or increasing revenue or revenue growth, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a midterm or long-term basis.
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
In addition, California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, was passed in the recent California election in November 2020 and comes into effect on January 1, 2023, with a “lookback” period to January 1, 2022. This legislation broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations. Further, other U.S. states and federal lawmakers are considering similar privacy laws that may have broad applicability. The effects of the CCPA and CPRA are, and any similar laws enacted may be, potentially far-reaching and may require us to modify our data management practices and to incur substantial expense in an effort to comply.
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
In January 2018, we issued $230 million aggregate principal amount of 0.375% Convertible Senior Notes due 2023, which we refer to as the 2023 Notes, in June 2019, we issued $805 million aggregate principal amount of our 0.125% Convertible Senior Notes due 2025, which we refer to as the 2025 Notes, and in June 2020, we issued $1,380 million aggregate principal amount of our 0.375% Convertible Senior Notes due 2026, which we refer to as the 2026 Notes, which we collectively refer to as the Convertible Notes. As of April 30, 2021, we had $1,015.8 million in total long-term liabilities, comprised primarily of $915.0 million related to the carrying amount of the 2026 Notes. Our indebtedness may:
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
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 8, “Convertible Senior Notes” in the notes to our consolidated financial statements, the conditional conversion feature of the 2023 Notes and the 2025 Notes was triggered as of April 30, 2021.
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
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes and could also impact the trading price of the Convertible Notes. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock have ranged from $22.50 to $377.04 through April 30, 2021. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
We have filed the exhibits listed below.
Exhibit Index

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*	Amended and Restated Offer Letter, dated April 26, 2021, between the Registrant and Robert Glenn.

10.1.1*	Severance and Change of Control Agreement, dated February 1, 2021, between the Registrant and Robert Glenn.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan.

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Coupa Software Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coupa Software Incorporated

Date:	June 8, 2021	By:	/s/ Robert Bernshteyn
Robert Bernshteyn
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date:	June 8, 2021	By:	/s/ Anthony Tiscornia
Anthony Tiscornia
Chief Financial Officer (Principal Financial Officer)