Form 10-Q
period 2021-07-31
Coupa Software Inc
filed 2021-09-08
CIK 1385867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 3, 2021, the Registrant had 74,059,421 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	July 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$432,009	$323,284
Marketable securities	201,555	283,036
Accounts receivable, net of allowances	170,171	196,009
Prepaid expenses and other current assets	35,422	36,381
Deferred commissions, current portion	17,428	15,541
Total current assets	856,585	854,251
Property and equipment, net	29,578	28,266
Deferred commissions, net of current portion	39,783	36,832
Goodwill	1,515,477	1,480,847
Intangible assets, net	577,146	632,173
Operating lease right-of-use assets	38,296	41,305
Other assets	34,980	31,491
Total assets	$3,091,845	$3,105,165
Liabilities, Redeemable Non-Controlling Interests, Other Temporary Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,621	$4,831
Accrued expenses and other current liabilities	94,209	80,271
Deferred revenue, current portion	351,933	356,115
Current portion of convertible senior notes, net (Note 8)	626,819	609,068
Operating lease liabilities, current portion	12,362	11,222
Total current liabilities	1,089,944	1,061,507
Convertible senior notes, net (Note 8)	933,439	897,525
Deferred revenue, net of current portion	7,308	5,773
Operating lease liabilities, net of current portion	27,717	31,845
Other liabilities	67,819	67,915
Total liabilities	2,126,227	2,064,565
Commitments and contingencies (Note 9)
Redeemable non-controlling interests	6,952	—
Other temporary equity	9	369
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at July 31, 2021 and January 31, 2021; zero shares issued and outstanding at July 31, 2021 and January 31, 2021	—	—
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at July 31, 2021 and January 31, 2021; 73,991,612 and 72,753,659 shares issued and outstanding at July 31, 2021 and January 31, 2021, respectively	7	7
Additional paid-in capital	1,662,804	1,556,865
Accumulated other comprehensive income	8,758	9,165
Accumulated deficit	(712,912)	(525,806)
Total stockholders’ equity	958,657	1,040,231
Total liabilities, redeemable non-controlling interests, other temporary equity and stockholders’ equity	$3,091,845	$3,105,165

 See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,

	2021	2020	2021	2020
Revenues:
Subscription	$156,230	$111,581	$296,334	$217,316
Professional services and other	23,016	14,340	49,841	27,819
Total revenues	179,246	125,921	346,175	245,135
Cost of revenues:
Subscription	51,398	33,805	102,423	62,807
Professional services and other	27,822	14,634	56,524	28,470
Total cost of revenues	79,220	48,439	158,947	91,277
Gross profit	100,026	77,482	187,228	153,858
Operating expenses:
Research and development	41,799	30,212	85,636	56,931
Sales and marketing	76,279	50,488	154,122	96,627
General and administrative	36,248	28,705	75,625	37,849
Total operating expenses	154,326	109,405	315,383	191,407
Loss from operations	(54,300)	(31,923)	(128,155)	(37,549)
Interest expense	(30,621)	(20,223)	(59,724)	(32,512)
Other income (expense), net	(1,983)	4,759	(1,448)	8,087
Loss before benefit from income taxes	(86,904)	(47,387)	(189,327)	(61,974)
Benefit from income taxes	(155)	(4,271)	(2,221)	(4,042)
Net loss	(86,749)	(43,116)	(187,106)	(57,932)
Net loss attributable to non-controlling interests	(517)	—	(517)	—
Adjustment attributable to non-controlling interests	5,235	—	5,235	—
Net loss attributable to Coupa Software Incorporated	$(91,467)	$(43,116)	$(191,824)	$(57,932)
Net loss per share, basic and diluted, attributable to Coupa Software Incorporated	$(1.24)	$(0.64)	$(2.62)	$(0.87)
Weighted-average number of shares used in computing net loss per share, basic and diluted	73,526	67,597	73,200	66,545

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,

	2021	2020	2021	2020
Net loss	$(86,749)	$(43,116)	$(187,106)	$(57,932)
Other comprehensive gain (loss) in relation to defined benefit plans, net of tax	(213)	(310)	55	87
Changes in unrealized gain (loss) on marketable securities, net of tax	(28)	(553)	(58)	1,086
Foreign currency translation adjustments, net of tax	(31)	6,289	(415)	6,289
Comprehensive loss	(87,021)	(37,690)	(187,524)	(50,470)
Less comprehensive loss attributable to redeemable non-controlling interests:
Net loss attributable to redeemable non-controlling interests	(517)	—	(517)	—
Foreign currency translation adjustments, net of tax, attributable to redeemable non-controlling interests	(11)	—	(11)	—
Comprehensive loss attributable to redeemable non-controlling interests	(528)	—	(528)	—
Comprehensive loss attributable to Coupa Software Incorporated	$(86,493)	$(37,690)	$(186,996)	$(50,470)

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended July 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at April 30, 2021	73,464,780	$7	$1,617,223	$9,019	$(626,163)	$1,000,086
Exercise of stock options	208,951	—	2,470	—	—	2,470
Stock-based compensation expense	—	—	47,837	—	—	47,837
Vested restricted stock units	317,735	—	—	—	—	—
Settlement of convertible senior notes (Note 8)	146	—	—	—	—	—
Temporary equity reclassification	—	—	(8)	—	—	(8)
Other comprehensive loss	—	—	—	(261)	—	(261)
Net loss attributable to Coupa Software Incorporated, including adjustment to redeemable non-controlling interests	—	—	(4,718)	—	(86,749)	(91,467)
Balance at July 31, 2021	73,991,612	$7	$1,662,804	$8,758	$(712,912)	$958,657

	Six Months Ended July 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at January 31, 2021	72,753,659	$7	$1,556,865	$9,165	$(525,806)	$1,040,231
Issuance of common stock for acquisitions	22,370	—	—	—	—	—
Issuance of common stock for employee share purchase plan	82,462	—	10,477	—	—	10,477
Exercise of stock options	411,863	—	4,718	—	—	4,718
Stock-based compensation expense	—	—	95,341	—	—	95,341
Vested restricted stock units	664,185	—	—	—	—	—
Settlement of convertible senior notes (Note 8)	57,073	—	(240)	—	—	(240)
Temporary equity reclassification	—	—	361	—	—	361
Other comprehensive loss	—	—	—	(407)	—	(407)
Net loss attributable to Coupa Software Incorporated, including adjustment to redeemable non-controlling interests	—	—	(4,718)	—	(187,106)	(191,824)
Balance at July 31, 2021	73,991,612	$7	$1,662,804	$8,758	$(712,912)	$958,657

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended July 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at April 30, 2020	66,827,590	$7	$822,713	$2,907	$(360,505)	$465,122
Issuance of common stock for acquisitions	395,066	—	41,841	—	—	41,841
Exercise of stock options	582,946	—	6,381	—	—	6,381
Stock-based compensation expense	—	—	34,209	—	—	34,209
Vested restricted stock units	360,130	—	—	—	—	—
Equity component of 2026 Notes, net of issuance costs	—	—	501,053	—	—	501,053
Purchase of capped calls in relation to 2026 Notes	—	—	(192,786)	—	—	(192,786)
Settlement of 2023 Notes (Note 8)	612,611	—	(382,245)	—	—	(382,245)
Deferred tax related to convertible senior notes	—	—	(9,588)	—	—	(9,588)
Temporary equity reclassification	—	—	619	—	—	619
Other comprehensive income	—	—	—	5,426	—	5,426
Net loss	—	—	—	—	(43,116)	(43,116)
Balance at July 31, 2020	68,778,343	$7	$822,197	$8,333	$(403,621)	$426,916

	Six Months Ended July 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at January 31, 2020	64,528,970	$7	$790,468	$871	$(345,689)	$445,657
Issuance of common stock for acquisitions	432,634	—	41,841			41,841
Issuance of common stock for employee share purchase plan	104,818	—	7,391	—	—	7,391
Exercise of stock options	987,804	—	9,609	—	—	9,609
Stock-based compensation expense	—	—	58,756	—	—	58,756
Vested restricted stock units	658,285	—	—	—	—	—
Equity component of 2026 Notes, net of issuance costs	—	—	501,053	—	—	501,053
Purchase of capped calls in relation to 2026 Notes	—	—	(192,786)	—	—	(192,786)
Settlement of 2023 Notes (Note 8)	2,065,832	—	(384,414)	—	—	(384,414)
Deferred tax related to convertible senior notes	—	—	(9,588)	—	—	(9,588)
Temporary equity reclassification	—	—	(133)	—	—	(133)
Other comprehensive income	—	—	—	7,462	—	7,462
Net loss	—	—	—	—	(57,932)	(57,932)
Balance at July 31, 2020	68,778,343	$7	$822,197	$8,333	$(403,621)	$426,916

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,

	2021	2020
Cash flows from operating activities
Net loss attributable to Coupa Software Incorporated	$(191,824)	$(57,932)
Net loss and adjustment attributable to redeemable non-controlling interests	4,718	—
Net loss	(187,106)	(57,932)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73,146	22,920
Amortization of premium on marketable securities, net	755	1,099
Amortization of deferred commissions	8,554	6,437
Amortization of debt discount and issuance costs	56,262	31,357
Stock-based compensation	94,792	58,040
Loss (gain) on conversion of convertible senior notes	129	(3,202)
Repayments of convertible senior notes attributable to debt discount (Note 8)	(517)	(26,336)
Other	(3,176)	3,300
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	30,444	19,583
Prepaid expenses and other current assets	1,396	7,053
Other assets	9,585	901
Deferred commissions	(13,394)	(6,051)
Accounts payable	(248)	(1,741)
Accrued expenses and other liabilities	5,703	1,289
Deferred revenue	(3,432)	(17,920)
Net cash provided by operating activities	72,893	38,797
Cash flows from investing activities
Purchases of marketable securities	(72,392)	(246,586)
Maturities of marketable securities	69,523	284,090
Sales of marketable securities	83,630	25,013
Acquisitions, net of cash acquired	(45,766)	(87,338)
Purchases of other investments	(7,500)	—
Purchases of property and equipment	(6,662)	(7,028)
Net cash provided by (used in) investing activities	20,833	(31,849)
Cash flows from financing activities
Investment from redeemable non-controlling interests	2,223	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,355,367
Purchase of capped calls	—	(192,786)
Repayments of convertible senior notes	(2,446)	(549,278)
Proceeds from the exercise of common stock options	4,727	9,609
Proceeds from issuance of common stock for employee stock purchase plan	10,477	7,391
Net cash provided by financing activities	14,981	630,303
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(41)	241
Net increase in cash, cash equivalents, and restricted cash	108,666	637,492
Cash, cash equivalents, and restricted cash at beginning of year	327,589	268,280
Cash, cash equivalents, and restricted cash at end of period	$436,255	$905,772
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$432,009	$905,612
Restricted cash included in other assets	4,246	160
Total cash, cash equivalents, and restricted cash	$436,255	$905,772

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,

	2021	2020
Supplemental disclosure of cash flow data
Cash paid for income taxes	$2,638	$1,677
Cash paid for interest	$3,101	$533
Supplemental disclosure of non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$446	$324

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
Foreign Currency Translation
The functional currency of the Company's foreign operations is primarily the U.S. dollar, while a few of its subsidiaries use the local currency as their functional currency for the six months ended July 31, 2021. In cases where the Company uses a foreign functional currency, the Company translates the foreign functional currency financial statements to U.S. dollars using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity. The effects of foreign currency translation adjustments are recorded in other comprehensive income as a component of stockholders' equity and the related periodic movements are presented in the condensed consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in other income (expense), net, in the condensed consolidated statements of operations for the period.

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
Refer to Note 14, “Significant Customers and Geographic Information” for additional information related to disaggregated revenue during the period.
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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. The Company records a receivable when revenue is recognized prior to invoicing. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition. Subscription and fixed-fee professional services arrangements are commonly billed in advance, recognized as deferred revenue, and then amortized into revenue over time. The Company's term-based license contracts are billed in advance, recognized as deferred revenue, and then recognized as revenues upfront for the license component and ratably over the term license for the PCS component. However, other professional services arrangements, primarily those recognized on a time-and-materials basis, are billed in arrears following services that have been rendered. In addition, for multi-year term-based license contracts, the revenue allocated to license component is recognized upfront while the billing is on annual basis. This may result in revenue recognition greater than invoiced amounts which results in a receivable balance. Receivables represent an unconditional right to payment. As of July 31, 2021 and January 31, 2021, the balance of accounts receivable, net of the allowance for credit losses, was $170.2 million and $196.0 million, respectively. Of these balances, $23.3 million and $24.2 million represent unbilled receivable amounts as of July 31, 2021 and January 31, 2021, respectively. In addition, as of July 31, 2021 and January 31, 2021, the balance of long-term unbilled receivables was approximately $3.8 million and $7.1 million, respectively, which were included in other assets on the Company's condensed consolidated balance sheet.

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
At any point in the contract term, the transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied. These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. As of July 31, 2021, approximately $1,114.5 million of the transaction price from contracts with customers is allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately three-fourths of these remaining performance obligations within the next 24 months and the remainder thereafter. The Company applies the practical expedient to exclude remaining performance obligations that are part of contracts with an original expected duration of one year or less. During the three and six months ended July 31, 2021, the revenue recognized from performance obligations satisfied in prior periods was approximately $2.1 million and $1.6 million, respectively.
Accounts Receivable and Allowances for Credit Losses
The Company extends credit to its customers in the normal course of business and does not require cash collateral or other security to support the collection of customer receivables. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period and provides a reserve when needed based on an assessment of various factors including the aging of the receivable balance, historical experience, and expectations of forward-looking loss estimates. When developing the expectations of forward-looking loss estimates, the Company takes into consideration forecasts of future economic conditions, information about past events, such as historical trends of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. Accounts receivable are written off when deemed uncollectible. The allowances for credit losses were not material as of July 31, 2021 and January 31, 2021.
Marketable Securities
Marketable securities consist of financial instruments such as U.S. treasury securities, U.S. agency obligations, corporate notes and bonds, commercial paper, asset backed securities and certificates of deposit. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at estimated fair value. Credit losses related to the marketable securities are recorded in other income (expense), net in the consolidated statements of operations through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. No credit losses related to marketable securities were recorded by the Company during the three and six months ended July 31, 2021. Any remaining unrealized losses, or any unrealized gains, for marketable securities are included in accumulated other comprehensive income, a component of stockholders’ equity.

If quoted prices for identical instruments are available in an active market, marketable securities are classified within Level 1 of the fair value hierarchy. If quoted prices for identical instruments in active markets are not available, fair values are estimated using quoted prices of similar instruments and are classified within Level 2 of the fair value hierarchy.
Other Investments
Other investments consist of non-marketable debt and equity investments in privately-held companies without readily determinable fair values in which the Company does not have a controlling interest or significant influence.
The Company records non-marketable debt investments at their estimated fair value on a recurring basis with changes in fair value recorded in accumulated other comprehensive income, a component of stockholders’ equity.
The Company elected to apply the measurement alternative for non-marketable equity securities, measuring them at cost, less any impairment, and adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
These non-marketable debt and equity investments are included in other assets on the Company's condensed consolidated balance sheets.

Deferred Revenue
Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancellable contracts that have not yet been billed. During the three and six months ended July 31, 2021, the Company recognized revenue of $141.1 million and $238.7 million that was included in the deferred revenue balance as of April 30, 2021 and January 31, 2021, respectively.  During the three and six months ended July 31, 2020, the Company recognized revenue of $102.3 million and $158.8 million that was included in the deferred revenue balance as of April 30, 2020 and January 31, 2020, respectively.
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
The Company capitalized commission costs of $8.7 million and $4.1 million, and amortized $4.4 million and $3.3 million to sales and marketing expense in the accompanying condensed consolidated statements of operations during the three months ended July 31, 2021 and 2020, respectively. The Company capitalized commission costs of $13.4 million and $6.1 million, and amortized $8.6 million and $6.5 million to sales and marketing expense in the accompanying condensed consolidated statements of operations during the six months ended July 31, 2021 and 2020, respectively.
Redeemable Non-Controlling Interests
During the quarter ended April 30, 2021, the Company established a joint venture in Japan ("Coupa K.K."), which is a variable interest entity, obtaining a 51% controlling interest. Accordingly, the Company consolidated the financial results of the joint venture. The share of the loss in the joint venture attributable to the non-controlling interests was approximately $517,000 during the three and six months ended July 31, 2021.
The agreements with the minority investors of Coupa K.K. contain redemption features whereby the interest held by the minority investors is redeemable either (i) at the option of the minority investors or (ii) at the option of the Company, both beginning on the tenth anniversary of the initial capital contribution. The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded with corresponding adjustments against additional paid-in-capital due to the absence of retained earnings. The carrying amount of the non-controlling interests is recorded on the Company's condensed consolidated balance sheets as temporary equity.
Leases
Leases arise from contracts that convey the right to control the use of identified property or equipment for a period of time in exchange for consideration. The Company’s leasing arrangements are primarily for office space used to conduct operations.
Leases are classified at commencement as either operating or finance leases. As of July 31, 2021, all of the Company’s leases were classified as operating leases. Rent expense for operating leases is recognized using the straight-line method over the term of the agreement beginning on the lease commencement date.
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
As of July 31, 2021, the Company was not a material lessor in leasing arrangements or a party to material sublease arrangements.
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

Note 3. Investments

Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	July 31, 2021
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$196,808	$54	$—	$196,862
Corporate notes and bonds	4,676	17	—	4,693
Total marketable securities	$201,484	$71	$—	$201,555

	January 31, 2021
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$268,141	$29	$(1)	$268,169
Corporate notes and bonds	14,487	100	—	14,587
Certificates of deposit	280	—	—	280
Total marketable securities	$282,908	$129	$(1)	$283,036

As of July 31, 2021, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$154,250
Due in one year through five years	47,305
Total	$201,555

The Company's marketable securities consist primarily of U.S. Treasury securities. The Company views its marketable securities as available to support its current operations, therefore these marketable securities have been classified as short-term available-for-sale securities.
During the three and six months ended July 31, 2021 and 2020, there were no material gross realized gains or losses from the sale of certain available-for-sale marketable securities that were reclassified out of accumulated other comprehensive loss.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of July 31, 2021, the unrealized losses and the related risk of expected credit losses were insignificant.
Other Investments
The Company's other investments include non-marketable debt and equity investments in privately-held companies, which do not have a readily determinable fair value. As of July 31, 2021 and January 31, 2021, the balance of non-marketable debt and equity investments was $7.5 million and zero, respectively. Since the initial investments, there have been no impairments or adjustments to the carrying amount of the debt and equity investments during the three and six months ended July 31, 2021 and 2020.

Note 4. Fair Value Measurements
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at July 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:(1)
Money market funds	$222,720	$—	$—	$222,720
Marketable securities:
U.S. treasury securities	—	196,862	—	196,862
Corporate notes and bonds	—	4,693	—	4,693
Other investments:
Privately-held debt investments	—	—	5,000	5,000
Total assets	$222,720	$201,555	$5,000	$429,275

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
(2)The derivative liabilities were related to foreign currency forward contracts at a notional amount of $2.9 million. The derivative liabilities were included in the accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets at January 31, 2021. The foreign currency forward contracts matured during the three months ended April 30, 2021 and were not renewed.
Other Investments
The Company's other investments include non-marketable debt investments, which are recorded at fair value on a recurring basis, and non-marketable equity investments, which are measured under the measurement alternative on a non-recurring basis. The estimation of fair value for non-marketable debt investments requires the use of significant unobservable inputs; as a result, the Company classifies these assets as Level 3 within the fair value hierarchy.
The table above does not include the Company's non-marketable equity investments. As of July 31, 2021 and January 31, 2021, the carrying value of non-marketable equity investments was $2.5 million and zero, respectively.
Convertible Senior Notes
The Company has $1,380.0 million in aggregate principal amount of 0.375% convertible senior notes due in 2026 (the “2026 Notes”), $805.0 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (the “2025 Notes”) and $5.9 million in aggregate principal amount of 0.375% convertible senior notes due in 2023 (the “2023 Notes” and together with the 2025 Notes and 2026 Notes, the “Convertible Notes”), outstanding as of July 31, 2021. Refer to Note 8, “Convertible Senior Notes” for further details on the Convertible Notes.

The Company carries the Convertible Notes at par value less the portion allocated to equity and the related unamortized discount and issuance costs on its condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value of the 2026 Notes, 2025 Notes and 2023 Notes, based on a market approach as of July 31, 2021 was approximately $1,479.3 million, $1,211.0 million and $28.6 million, respectively, which represents a Level 2 valuation estimate. The estimated fair value of the 2026 Notes, 2025 Notes and 2023 Notes, based on a market approach as of January 31, 2021 was approximately $1,775.0 million, $1,617.5 million and $61.2 million, respectively, which represents a Level 2 valuation estimate. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last trade completed prior to the end of the period.
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

February 1, 2021
Cash and cash equivalents	$3,413
Intangible assets	12,200
Other assets	772
Goodwill	34,409
Accounts payable and other liabilities	(2,255)
Total consideration	$48,539
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
The Company incurred costs related to this acquisition of approximately $440,000 for the six months ended July 31, 2021. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date and are not material to the Company’s condensed consolidated financial results. Pro forma results of operations for this acquisition have not been presented as the financial impact on the Company’s condensed consolidated financial statements would be immaterial.

LLamasoft, Inc.

On November 2, 2020, the Company completed the acquisition of Laurel Parent Holdings, Inc. and its subsidiaries ("LLamasoft"), a supply chain design and analysis software and solutions company. The acquisition strengthens Coupa’s supply chain capabilities, enabling businesses to drive greater value through Business Spend Management. In connection with the acquisition, all outstanding equity securities of LLamasoft were cancelled with the payment by the Company of approximately $1.4 billion, of which approximately $792.2 million was paid in cash, and the remainder was paid in the form of 2,371,014 shares of the Company's common stock with a fair value of approximately $634.5 million. Approximately $15.0 million of the cash paid is being held in escrow for fifteen months after the transaction closing date as security for the former LLamasoft stockholders' indemnification obligations.

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

The total purchase consideration as of November 2, 2020 is as follows (in thousands):

Total cash paid	$792,170
Fair value of share consideration	634,507
Less: One-time stock-based compensation expense	(27,750)
Total purchase consideration	$1,398,927

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

November 2, 2020
Cash and cash equivalents	$1,389
Accounts receivable	39,430
Goodwill	932,148
Intangible assets	517,600
Operating lease right-of-use assets	14,820
Other assets	23,437
Accounts payable and other current liabilities	(9,990)
Deferred revenue	(14,798)
Operating lease liabilities	(14,644)
Deferred tax liability, net	(76,091)
Other non-current liabilities	(14,374)
Total consideration	$1,398,927

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

June 9, 2020
Cash and cash equivalents	$4,783
Accounts receivable	5,345
Intangible assets	42,745
Other assets	4,932
Goodwill	86,674
Accounts payable and other current liabilities	(3,479)
Deferred revenue	(4,230)
Deferred tax liability, net	(12,946)
Other non-current liabilities	(2,851)
Total consideration	$120,973

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

ConnXus, Inc.

On May 1, 2020, the Company acquired all of the equity interest in ConnXus, Inc. (“ConnXus”), a cloud-based supplier relationship management platform that enables enterprises, health systems and government agencies to monitor all aspects of their supplier diversity compliance programs. The purchase consideration was approximately $10.0 million in cash of which approximately $1.4 million was held back by the Company for fifteen months after the transaction closing date.
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

May 1, 2020
Intangible assets	$1,900
Other assets	540
Goodwill	8,519
Accounts payable and other liabilities	(967)
Total consideration	$9,992

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
Note 6. Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	July 31, 2021	January 31, 2021
Furniture and equipment	$13,132	$11,955
Software development costs	49,714	43,857
Leasehold improvements	5,929	5,465
Construction in progress	1,713	848
Total property and equipment	70,488	62,125
Less: accumulated depreciation and amortization	(40,910)	(33,859)
Property and equipment, net	$29,578	$28,266

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $1.2 million and $772,000 for the three months ended July 31, 2021 and 2020, respectively, and $2.5 million and $1.3 million for the six months ended July 31, 2021 and 2020, respectively.

Amortization expense related to software development costs was approximately $2.4 million and $1.6 million for the three months ended July 31, 2021 and 2020, respectively, and $4.6 million and $3.0 million for the six months ended July 31, 2021 and 2020, respectively.

Note 7. Goodwill and Other Intangible Assets
Goodwill
The following table represents the changes in goodwill (in thousands):

Balance at January 31, 2021	$1,480,847
Additions from acquisitions	34,409
Foreign currency translation adjustments	(343)
Other adjustments	564
Balance at July 31, 2021	$1,515,477

Other Intangible Assets
The following table summarizes the other intangible assets balances (in thousands):

	As of
	July 31, 2021				January 31, 2021
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.5	$484,510	$(110,348)	$374,162	$474,120	$(69,560)	$404,560
Customer relationships	4.2	256,081	(53,401)	202,680	254,437	(27,727)	226,710
Trademarks	0.3	2,419	(2,115)	304	2,419	(1,516)	903
Total other intangible assets		$743,010	$(165,864)	$577,146	$730,976	$(98,803)	$632,173

Amortization expense related to other intangible assets was approximately $33.5 million and $10.4 million for the three months ended July 31, 2021 and 2020, respectively, and $67.0 million and $19.3 million for the six months ended July 31, 2021 and 2020, respectively.

As of July 31, 2021, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2022 (remaining six months)	$66,483
2023	128,111
2024	121,994
2025	102,849
2026	78,559
Thereafter	79,150
Total	$577,146

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
The 2026 Notes were not convertible at July 31, 2021, as none of the 2026 Notes conversion conditions were met.
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
The conversion condition for the 2025 Notes was initially met during the three months ended July 31, 2020 and it continued to be met during the three months ended July 31, 2021. As a result, the 2025 Notes continued to be convertible at the option of the holders and remained classified as current liabilities on the condensed consolidated balance sheet as of July 31, 2021. For the three and six months ended July 31, 2021, the conversions of the 2025 Notes were not material.
As of July 31, 2021, approximately $805.0 million principal amount of 2025 Notes remained outstanding. In addition, from August 1, 2021 to the date of this filing, the Company has not received any additional conversion requests for the 2025 Notes.
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
The conversion condition for the 2023 Notes was initially met during the three months ended April 30, 2019, and has been met for each subsequent fiscal quarter. As a result, the 2023 Notes were convertible at the option of the holders and remained classified as current liabilities on the condensed consolidated balance sheet as of July 31, 2021. For the year ended January 31, 2021, the Company settled conversion requests on the principal amount of the 2023 Notes totaling approximately $132.1 million by paying cash for the principal amount of $132.1 million and issuing approximately 2.2 million shares of the Company’s common stock, bearing a fair value of approximately $410.0 million. In addition, during the year ended January 31, 2021, using proceeds from the 2026 Notes issuance, the Company repurchased approximately $89.0 million principal amount of the 2023 Notes by paying cash of approximately $450.6 million. For the six months ended July 31, 2021, the Company settled conversion requests on the principal amount of the 2023 Notes totaling approximately $3.0 million by paying cash for the principal amount of $3.0 million and issuing 57,069 shares of the Company’s common stock, bearing a fair value of approximately $13.8 million. Correspondingly, for the six months ended July 31, 2021, the Company recognized a loss of approximately $0.1 million on the conversion and repurchase of the 2023 Notes representing the fair value in excess of the net carrying amount of the liability component of the converted and repurchased notes on the respective settlement dates. The amount is included in other income (expense), net in the Company’s condensed consolidated statement of operations.
As of July 31, 2021, approximately $5.9 million principal amount of 2023 Notes remained outstanding. In addition, from August 1, 2021 to the date of this filing, the Company has received additional conversion requests for $4.0 million principal amount of the 2023 Notes, which are expected to be settled during the quarter ended October 31, 2021.

The Company may redeem for cash all or any portion of the 2023 Notes, at its option, on or after January 20, 2021, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the six months ended July 31, 2021, the Company did not redeem any of the 2023 Notes.

The 2026 Notes, 2025 Notes and 2023 Notes consisted of the following (in thousands):

	As of			As of
	July 31, 2021			January 31, 2021
	2026 Notes	2025 Notes	2023 Notes	2026 Notes	2025 Notes	2023 Notes
Liability:
Principal	$1,380,000	$804,997	$5,869	$1,380,000	$804,999	$8,832
Unamortized debt discount and issuance costs (1)	(446,561)	(183,477)	(570)	(482,475)	(203,638)	(1,125)
Net carrying amount	$933,439	$621,520	$5,299	$897,525	$601,361	$7,707
Carrying amount of the equity component (2)	$501,053	$246,966	$1,542	$501,053	$246,966	$1,560
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
The effective interest rates of the liability component of the 2026 Notes, 2025 Notes and 2023 Notes, excluding each tranche of notes’ conversions options, is 8.83%, 7.05% and 7.66%, respectively. As of July 31, 2021 the if-converted value of the 2026 Notes did not exceed the principal amount and as of January 31, 2021 the if-converted value of the 2026 Notes exceeded the principal amount by $62.5 million. As of July 31, 2021 and January 31, 2021, the if-converted value of the 2025 Notes exceeded the principal amount by $289.5 million and $757.9 million, respectively. As of July 31, 2021 and January 31, 2021, the if-converted value of the 2023 Notes exceeded the principal amount by $22.7 million and $52.7 million, respectively.
During the three months ended July 31, 2021 and 2020, the Company recognized $28.9 million and $19.4 million, respectively, of interest expense related to the amortization of debt discount and issuance costs, and $1.5 million and $900,000, respectively, of coupon interest expense. During the six months ended July 31, 2021 and 2020, the Company recognized $56.3 million and $31.3 million, respectively, of interest expense related to the amortization of debt discount and issuance costs, and $3.1 million and $1.3 million, respectively, of coupon interest expense.
As of July 31, 2021, the remaining life of the 2026 Notes, 2025 Notes and 2023 Notes is approximately 4.9 years, 3.9 years and 1.5 years, respectively.
Capped Calls
In conjunction with the issuance of the 2026 Notes, 2025 Notes and 2023 Notes, the Company entered into capped call transactions (the “Capped Calls”) on the Company’s stock with certain counterparties at a price of $192.8 million, $118.7 million and $23.3 million, respectively.
The Capped Calls exercise price is equal to the initial conversion price of each of the Convertible Notes, and the cap price is $503.415 per share for 2026 Notes, $295.550 per share for 2025 Notes and $63.821 per share for 2023 Notes, each subject to certain adjustments under the terms of the Capped Call transactions. If any tranche of convertible notes’ conversion option is exercised, the corresponding convertible note capped call will become exercisable on the same date. As of the date of filing, the Company has not exercised the Capped Calls in relation to the conversion of 2023 Notes or 2025 Notes.
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

Note 9. Commitments and Contingencies
Commitments
The Company leases office space under non-cancelable operating leases with various expiration dates through February 2030. For the three months ended July 31, 2021 and 2020, lease costs in relation to long-term leases were approximately $3.6 million and $2.7 million, respectively, and $7.1 million and $5.3 million for the six months ended July 31, 2021 and 2020, respectively. For the three months ended July 31, 2021 and 2020, short-term lease costs were approximately $400,000 and $200,000, respectively, and $1.0 million and $500,000 for the six months ended July 31, 2021 and 2020, respectively. Variable lease costs were immaterial for the three and six months ended July 31, 2021 and 2020. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments or the lease right-of-use asset/lease liability.
For the three months ended July 31, 2021 and 2020, cash paid for operating lease liabilities was approximately $3.6 million and $2.6 million, respectively, and $7.2 million and $5.3 million for the six months ended July 31, 2021 and 2020, respectively. For the three months ended July 31, 2021 and 2020, right-of-use assets obtained in exchange of lease obligations was approximately $2.1 million and $2.9 million, respectively, and $3.0 million for both of the six months ended July 31, 2021 and 2020, respectively. As of July 31, 2021, the weighted-average remaining lease term was 3.6 years, and the weighted-average discount rate was 6.3%.
As of July 31, 2021, the remaining maturities of operating lease liabilities and future purchase obligations are as follows (in thousands):

Year Ending January 31,	Operating Lease Obligations	Future Purchase Obligations
2022 (remaining six months)	$7,347	$4,773
2023	13,717	19,018
2024	11,803	6,169
2025	6,254	809
2026	3,115	550
Thereafter	2,319	—
Total payments	44,555	$31,319
Less imputed interest	(4,476)
Total	$40,079

The Company's future obligations in the table above primarily includes contractual purchase obligations for hosting services and other services to support the Company's business operations.
Contingencies
On June 10, 2021, the Company was served with notice of a complaint filed in U.S. District Court for the Southern District of Florida by DCR Workforce, Inc., as plaintiff, against Coupa Software Incorporated, as defendant. The complaint alleges breach of contract and other claims, and seeks various damages from the Company including 206,065 shares of the Company’s common stock. The complaint relates to the Company’s purchase of DCR’s vendor management software (VMS) business in August 2018. Under the purchase agreement, the Company agreed to issue additional stock to DCR as contingent (earn-out) consideration if the VMS business achieved certain revenue-related milestones during three measurement periods that continue through December 31, 2022. The VMS business met the target for the first measurement period and DCR was issued stock. It did not meet the target for the second measurement period. After DCR was notified, it filed the complaint. On August 4, 2021, pursuant to a forum selection provision in the purchase agreement, the district court granted the Company’s motion to transfer venue to the U.S. District Court for the Northern District of California. Given the early stage of this lawsuit, the amount of any loss or range of loss that may occur cannot be reasonably estimated as of the date of this filing.
In addition, the Company may become involved in other legal proceedings or be subject to claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these current matters will not have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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
Preferred Stock
As of July 31, 2021, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.
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
As of July 31, 2021, the Company had 12,925,987 shares of its common stock available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will automatically increase on the first day of each fiscal year during the term of the 2016 Plan by a number of shares equal to 5% of its outstanding shares of common stock on the last day of the prior fiscal year. The number and class of shares reserved under the Company’s 2016 Plan will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the six months ended July 31, 2021 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at January 31, 2021	2,608,640	$20.65	5.6	$754,478
Option grants	—	$—	—	—
Options exercised	(411,863)	$11.45	—	—
Options forfeited	—	$—	—	—
Balance at July 31, 2021	2,196,777	$22.37	5.2	$427,557
Exercisable at July 31, 2021	2,046,630	$19.24	5.1	$404,751

(1)The above table includes 878,869 stock options with market and service based conditions.

The options exercisable as of July 31, 2021 include options that are exercisable prior to vesting. The aggregate intrinsic value of options vested and exercisable as of July 31, 2021 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of July 31, 2021. The aggregate intrinsic value of exercised options was $104.0 million and $195.5 million for the six months ended July 31, 2021 and 2020, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

No options were granted during the six months ended July 31, 2021 and 2020. The total grant date fair value of options vested was $0.9 million and $3.8 million for the three months ended July 31, 2021 and 2020, respectively, and approximately $2.1 million and $5.3 million for the six months ended July 31, 2021 and 2020, respectively.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity related to the Company’s RSUs during the six months ended July 31, 2021:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Awarded and unvested at January 31, 2021	2,530,280	$123.56
Awards granted	733,825	$253.05
Awards vested	(664,185)	$95.21
Awards forfeited	(147,407)	$182.90
Awarded and unvested at July 31, 2021	2,452,513	$166.41

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
As of July 31, 2021, the Company had 2,400,888 shares of its common stock available for future issuances under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year during the term of the ESPP by a number of shares equal to the least of (i) 1% of its outstanding shares of common stock on the last day of the prior fiscal year, (ii) 1,250,000 shares or (iii) a lesser number of shares determined by the board of directors. The number and class of shares reserved under the ESPP will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

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
The Company purchased 82,462 and 104,818 shares of common stock under the 2016 ESPP during the three months ended July 31, 2021 and 2020, respectively. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2016 ESPP. As of July 31, 2021, the total unrecognized compensation cost related to the 2016 ESPP was $14.5 million which will be amortized over a weighted-average period of approximately 1.2 years.
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

As of July 31, 2021, all market-based milestones of the 2016 CEO Grant and 2018 CEO Grant were achieved, resulting in 544,127 shares and 278,951 shares, respectively, being vested and exercisable. As of July 31, 2021, the three-year performance period related to the 2020 PSU Grant and 2021 PSU Grant had not been completed, both resulting in no shares being vested or exercisable. Stock-based compensation expense recognized for market-based awards was approximately $3.7 million and $2.6 million for the three months ended July 31, 2021 and 2020, respectively, and approximately $6.2 million and $3.6 million for the six months ended July 31, 2021 and 2020, respectively.

Stock-based Compensation
The Company’s total stock-based compensation expense was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,

	2021	2020	2021	2020
Cost of revenue:
Subscription	$3,596	$2,647	$6,901	$4,805
Professional services and other	4,357	2,952	8,255	5,364
Research and development	11,055	7,316	21,718	13,440
Sales and marketing	12,230	9,255	23,451	16,768
General and administrative	16,262	11,673	34,467	17,663
Total	$47,500	$33,843	$94,792	$58,040

As of July 31, 2021 and January 31, 2021, the balance of stock-based compensation included in capitalized software development costs was approximately $3.8 million and $3.2 million, respectively.
As of July 31, 2021, there was approximately $2.9 million of total unrecognized compensation cost related to unvested stock options granted to employees under the 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 1.3 years.
As of July 31, 2021, there was approximately $397.8 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Equity Incentive Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.7 years.
The fair values of the Company’s ESPP and market-based awards granted during the six months ended July 31, 2021 and 2020 were estimated using the following assumptions:

	Six Months Ended July 31,

	2021			2020
Employee Stock Purchase Plan:
Expected term (in years)	0.5	-	2.0	0.5	-	2.0
Volatility	53.9%	-	61.2%	48.6%	-	54.8%
Risk-free interest rate	0.0%	-	0.2%	0.3%	-	0.4%
Dividend yield	—			—
Market-based Award
Expected term (in years)	3.0			3.0
Volatility	54.6%			48.4%
Risk-free interest rate	0.3%			0.4%
Dividend yield	—			—

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
The Company recorded a tax benefit of approximately $0.2 million and $4.3 million for the three months ended July 31, 2021 and 2020, respectively. The Company recorded a tax benefit of approximately $2.2 million for the six months ended July 31, 2021, representing an effective tax rate of 1.17%, which was primarily attributable to a reversal of a U.S. deferred tax liability, foreign excess tax benefits related to stock-based compensation, and remeasurement of deferred tax assets due to tax rate changes in the UK, offset by income taxes related to foreign and state jurisdictions in which the Company conducts business. The Company recorded a tax benefit of approximately $4.0 million for the six months ended July 31, 2020, representing an effective tax rate of 6.52% which was primarily attributable to excess tax benefits related to stock-based compensation, offset by income taxes related to foreign and state jurisdictions in which the Company conducts business.
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
The following table sets forth the computation of the basic and diluted net loss per share attributable to Coupa Software Incorporated (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Numerator:
Net loss attributable to Coupa Software Incorporated	$(91,467)	$(43,116)	$(191,824)	$(57,932)
Denominator:
Weighted-average common shares outstanding	73,526	67,597	73,200	66,545
Net loss per share, basic and diluted, attributable to Coupa Software Incorporated	$(1.24)	$(0.64)	$(2.62)	$(0.87)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of July 31,
	2021	2020
Options to purchase common stock	2,196,777	3,241,620
RSUs	2,452,513	3,127,000
Unvested common shares subject to repurchase	137,143	208,766
Shares committed under the ESPP	75,200	87,433
Contingent stock consideration for DCR acquisition	171,073	377,138
Total	5,032,706	7,041,957

Additionally, approximately 4.7 million, 5.0 million and 0.1 million shares underlying the conversion option in the 2026 Notes, 2025 Notes and 2023 Notes, respectively, are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. These numbers of shares are subject to adjustment up to approximately 6.2 million, 6.8 million and 0.2 million shares for the 2026 Notes, 2025 Notes and 2023 Notes, respectively, if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share attributable to Coupa Software Incorporated, if applicable. During the three months ended July 31, 2021, the average market price of the Company’s common stock exceeded the conversion price of the 2023 Notes and 2025 Notes of $44.51 per share and $159.60 per share, respectively, and did not exceed the conversion price of the 2026 Notes of $296.45 per share.

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

Note 14. Significant Customers and Geographic Information
No customer balance comprised 10% or more of total accounts receivable at July 31, 2021 or January 31, 2021.
During the three and six months ended July 31, 2021 and July 31, 2020, revenues by geographic area, based on billing addresses of the customers, were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
United States	$106,190	$78,658	$205,209	$157,374
Foreign countries	73,056	47,263	140,966	87,761
Total revenues	$179,246	$125,921	$346,175	$245,135

No single foreign country represented more than 10% of the Company’s revenues in any period. Additionally, no single customer represented more than 10% of the Company’s revenues in any period.

Note 15. Related Parties
One of the Company’s customers, T. Rowe Associates, Inc., is also an investment adviser of certain of the Company’s stockholders. T. Rowe Associates, Inc. held more than 10% of the Company’s voting common stock during the three and six months ended July 31, 2021. The Company recognized subscription revenue from this customer of approximately $262,000 for both the three months ended July 31, 2021 and 2020, respectively and approximately $521,000 and $527,000 for the six months ended July 31, 2021 and 2020, respectively. The Company had no receivables balance from this customer at July 31, 2021 or January 31, 2021.

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
We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the three and six months ended July 31, 2021 and 2020, respectively.
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
We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and modules to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa, Latin America and Asia-Pacific, including Japan. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 41% and 36% of our total revenues for each of the six months ended July 31, 2021 and 2020, respectively. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.

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
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic has infected populations within the United States and many other regions at fluctuating rates. Recently, infection and hospitalization rates in many regions in the United States, Europe and elsewhere have been increasing - in many cases notwithstanding concurrently increasing rates of vaccination - largely due to the emergence of recently discovered variants that are thought to be more contagious (such as the increasingly widespread "Delta variant"). The COVID-19 pandemic has resulted in authorities implementing numerous measures to try to contain and mitigate the virus, including travel bans and restrictions, business shut-downs and limitations, quarantines, and shelter-in-place and social distancing orders.
The extent to which the COVID-19 pandemic may impact our financial condition or results of operations in future periods remains uncertain. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. We may experience decreased customer demand, reduced customer spend, customer bankruptcies and other non-payment situations, shorter contract duration, longer sales cycles and extended payment terms, any of which could materially adversely impact our business, results of operations and overall financial performance in future periods. The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend in part on future developments and conditions, including the duration and spread of the outbreak; government responses to the pandemic; the impact on our customers and our sales cycles; extent of delays in hiring and onboarding new employees; and effect on our partners, vendors and supply chains, all of which are uncertain and difficult to predict. Additionally, due to concerns over the COVID-19 pandemic, we have replaced our in-person, annual Inspire conferences and other in-person marketing events with web-based alternatives. In the first quarter of fiscal 2021, we closed our offices globally and required our employees to work remotely. During the second quarter of fiscal 2022, we implemented a phased-in approach in re-opening certain of our offices and invited our employees to return to work if they wished to do so. Our employees' health and safety is our top priority, and we will continue to monitor local restrictions across the world, the administration of vaccines, and the number of new cases, as we continue to slowly move towards re-opening certain of our offices. Our offices will re-open on a staggered, region-to-region basis in accordance with local authority guidelines while ensuring that our return to work is thoughtful, prudent, and handled with a safety-first approach. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented to date have not materially impaired and are not expected to materially impair our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See the section “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
Recent Business Developments
In February 2021, we acquired all of the equity interest in Pana Industries, Inc. ("Pana"), a corporate travel booking solution company. The purchase consideration was approximately $48.5 million in cash (of which $7.1 million is being held in escrow for fifteen months after the transaction closing date). In addition, we issued 23,822 shares of unvested common stock with an approximate fair value of $7.6 million to two of Pana's shareholders. These shares are subject to service-based vesting conditions including continued employment with us.
In March 2021, we established a joint venture with Japan Cloud. This joint venture is intended to enable us to scale to support the growing number of Japanese companies looking to gain greater efficiency and agility through Business Spend Management. As of July 31, 2021, we had a 51% controlling ownership interest in the joint venture.
In fiscal 2022, we announced the launch of Coupa Ventures, a fund to foster innovation in Business Spend Management. Coupa Ventures will invest in early and growth-stage companies that we believe are breaking down inefficiencies in how businesses manage their spend, aligning processes and decisions across supply chain, procurement, and finance. As of July 31, 2021, we have invested a total of $7.5 million in three portfolio companies.

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
Key Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of July 31,
	2021	2020
Cumulative spend under management (in billions)	$2,803.7	$1,952.2
Remaining performance obligations (in millions)	$1,114.5	$744.8
Deferred revenue (in millions)	$359.2	$249.0
Trailing twelve months calculated billings (in millions)	$752.9	$518.5
Customers with annualized subscription revenue above $100,000	1,230	874

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
Trailing Twelve Months Calculated Billings
Trailing twelve months calculated billings represents total revenues recognized during the period of consecutive twelve months ended July 31, 2021 and July 31, 2020 plus the change in deferred revenue for each of those same periods. Trailing twelve month calculated billings is comprised of subscription contracts with existing customers (including renewal contracts and add-on contracts), subscription contracts with new customers, term-based license contracts, and contracts for professional services, training and other revenues.
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
Operating Expenses

Research and Development
Research and development expenses consist primarily of personnel costs of our development team, including salaries, benefits, bonuses, stock-based compensation expense and allocated overhead costs. Our cycle of frequent updates has facilitated rapid innovation and the introduction of new modules throughout our history. We have aggressively invested, and intend to continue to invest, in developing technology to support our growth. We capitalize certain software development costs that are attributable to developing new modules and features and adding incremental functionality to our platform, and we amortize such costs as costs of subscription revenues over the estimated life of the new application or incremental functionality, which is typically three years.

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

General and Administrative
General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, recruiting, and administrative personnel, including salaries, benefits, bonuses and stock-based compensation expense; professional fees for external legal, accounting, recruiting and other consulting services and allocated overhead costs. During the six months ended July 31, 2020, general and administrative expenses included a benefit of $12.5 million related to the reversal of the Yapta contingent consideration payable. Refer to the Company’s consolidated financial statements for the year ended January 31, 2021 for details of the contingent consideration payable.

Interest Expense
Interest expense consists primarily of interest expense associated with our outstanding convertible senior notes.

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on our investments in marketable securities and cash and cash equivalents, and gain or loss on conversion of convertible senior notes, in addition to the effects of exchange rates on our foreign currency-denominated asset and liability balances, which are recorded as foreign currency gains (losses) in the condensed consolidated statements of operations.

Provision for (Benefit from) Income Taxes
Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business. Benefit from income taxes is primarily related to the reversal of a U.S. deferred tax liability as a result of current year intangible amortization and convertible note original issue discount amortization and excess tax benefits related to stock-based compensation, and remeasurement of deferred tax assets due to tax rate changes in the UK, partially offset by income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on net deferred tax assets of our U.S. entities as we have concluded that it is not more likely than not that the deferred assets will be utilized.
Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended July 31,				Six Months Ended July 31,

	2021		2020		2021		2020

	(in thousands, except percentages)
Revenues:
Subscription	$156,230	87%	$111,581	89%	$296,334	86%	$217,316	89%
Professional services and other	23,016	13	14,340	11	49,841	14	27,819	11
Total revenues	179,246	100	125,921	100	346,175	100	245,135	100
Cost of revenues:
Subscription	51,398	29	33,805	26	102,423	30	62,807	26
Professional services and other	27,822	15	14,634	12	56,524	16	28,470	12
Total cost of revenues	79,220	44	48,439	38	158,947	46	91,277	37
Gross profit	100,026	56	77,482	62	187,228	54	153,858	63
Operating expenses:
Research and development	41,799	23	30,212	24	85,636	25	56,931	23
Sales and marketing	76,279	43	50,488	41	154,122	44	96,627	39
General and administrative	36,248	20	28,705	23	75,625	22	37,849	15
Total operating expenses	154,326	86	109,405	88	315,383	91	191,407	78
Loss from operations	(54,300)	(30)	(31,923)	(26)	(128,155)	(37)	(37,549)	(15)
Interest expense	(30,621)	(17)	(20,223)	(16)	(59,724)	(18)	(32,512)	(13)
Other income (expense), net	(1,983)	(1)	4,759	4	(1,448)	0	8,087	3
Loss before benefit from income taxes	(86,904)	(48)	(47,387)	(38)	(189,327)	(55)	(61,974)	(25)
Benefit from income taxes	(155)	—	(4,271)	(3)	(2,221)	(1)	(4,042)	(2)
Net loss	(86,749)	(48)	(43,116)	(35)	(187,106)	(54)	(57,932)	(23)
Net loss attributable to non-controlling interests	(517)	—	—	—	(517)	—	—	—
Adjustment attributable to non-controlling interests	5,235	3	—	—	5,235	2	—	—
Net loss attributable to Coupa Software Incorporated	$(91,467)	(51)%	$(43,116)	(35)%	$(191,824)	(55)%	$(57,932)	(23)%
Three Months Ended July 31, 2021 and July 31, 2020
Revenues

	Three Months Ended July 31,

	2021	2020	% Change
	(in thousands)
Subscription	$156,230	$111,581	40%
Professional services and other	23,016	14,340	61%
Total revenues	$179,246	$125,921	42%

Total revenues were $179.2 million for the three months ended July 31, 2021 compared to $125.9 million for the three months ended July 31, 2020, an increase of $53.3 million, or 42%. Subscription revenues were $156.2 million, or 87% of total revenues, for the three months ended July 31, 2021, compared to $111.6 million, or 89% of total revenues, for the three months ended July 31, 2020. This increase in absolute dollars was predominantly driven by the increase in the number of customers with annualized subscription revenue above $100,000, which was 1,230 as of July 31, 2021, compared to 874 as of July 31, 2020. Professional services and other revenues were $23.0 million for the three months ended July 31, 2021 compared to $14.3 million for the three months ended July 31, 2020. The increase of $8.7 million, or 61%, was primarily due to increases in implementation services and sales of term-based licenses, to a similar extent, as a result of our expanded customer base.

We will continue to monitor the COVID-19 pandemic carefully and its impact on our customers and customer acquisitions.

Cost of Revenues

	Three Months Ended July 31,

	2021	2020	% Change
	(in thousands)
Subscription	$51,398	$33,805	52%
Professional services and other	27,822	14,634	90%
Total cost of revenues	$79,220	$48,439	64%

Cost of subscription was $51.4 million for the three months ended July 31, 2021 compared to $33.8 million for the three months ended July 31, 2020, an increase of $17.6 million, or 52%. The increase in cost of subscription was primarily due to an increase of $7.0 million in amortization of developed technology assets related to acquisitions, an increase of $3.5 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $3.3 million in hosting fees to accommodate increased customer spend, an increase of $1.6 million in software costs to manage our platform, and an increase of $2.2 million in other costs driven by our overall growth.
Cost of professional services and other was $27.8 million for the three months ended July 31, 2021 compared to $14.6 million for the three months ended July 31, 2020, an increase of $13.2 million, or 90%. The increase in cost of professional services was primarily due to an increase of $6.3 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $5.7 million in amortization of developed technology assets related to acquisitions, and an increase of $1.2 million in other costs driven by our overall growth.

We will continue to monitor the COVID-19 pandemic carefully and its impact on our cost profile in providing hosting solutions and services to our customers.
Gross Profit

	Three Months Ended July 31,

	2021	2020	% Change
	(in thousands)
Gross profit	$100,026	$77,482	29%

Gross profit was $100.0 million for the three months ended July 31, 2021, compared to $77.5 million for the three months ended July 31, 2020, an increase of $22.5 million, or 29%. The increase in gross profit was primarily due to the acquisition of new customers with annualized subscription revenue above $100,000. Gross margin was 56% for the three months ended July 31, 2021, compared to 62% for the three months ended July 31, 2020. The decrease in gross margin was primarily due to the increase in amortization of developed technology assets related to acquisitions.
Operating Expenses
Research and Development

	Three Months Ended July 31,

	2021	2020	% Change
	(in thousands)
Research and development	$41,799	$30,212	38%

Research and development expenses were $41.8 million for the three months ended July 31, 2021 compared to $30.2 million for the three months ended July 31, 2020, an increase of $11.6 million, or 38%. The increase was primarily due to an increase of $9.5 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $1.5 million in costs associated with the development of our platform and other costs for research and development activities, and an increase of $0.6 million in other costs driven by our overall growth.

Sales and Marketing

	Three Months Ended July 31,

	2021	2020	% Change
	(in thousands)
Sales and marketing	$76,279	$50,488	51%

Sales and marketing expenses were $76.3 million for the three months ended July 31, 2021 compared to $50.5 million for the three months ended July 31, 2020, an increase of $25.8 million, or 51%. The increase was primarily due to an increase of $10.8 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $10.5 million in amortization of customer relationship assets related to acquisitions, an increase of $1.7 million in marketing costs, and an increase of $2.8 million in other costs driven by our overall growth.
General and Administrative

	Three Months Ended July 31,

	2021	2020	% Change
	(in thousands)
General and administrative	$36,248	$28,705	26%

General and administrative expenses were $36.2 million for the three months ended July 31, 2021 compared to $28.7 million for the three months ended July 31, 2020, an increase of $7.5 million, or 26%. The increase was primarily due to an increase of $8.4 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase in outside services of $1.5 million, and an increase of $1.3 million in other costs driven by our overall growth, partially offset by a decrease in allowances for credit losses of $3.7 million.
Interest Expense

	Three Months Ended July 31,

	2021	2020	% Change
	(in thousands)
Interest expense	$30,621	$20,223	51%

Interest expense was $30.6 million for the three months ended July 31, 2021 compared to $20.2 million for the three months ended July 31, 2020. The $10.4 million increase in interest expense was primarily due to amortization of the debt discount and issuance costs on the 2026 Notes issued in the middle of the second quarter of fiscal 2021.
Other Income (Expense), Net

	Three Months Ended July 31,

	2021	2020	% Change
	(in thousands)
Other income (expense), net	$(1,983)	$4,759	NM

Other expense, net was $2.0 million for the three months ended July 31, 2021 compared to other income, net of $4.8 million for the three months ended July 31, 2020. The $6.7 million decrease in other income (expense), net was primarily due to unfavorable fluctuations of foreign currency exchange rates for approximately $4.8 million, a decrease of $1.3 million in income earned from our investments in marketable securities and money market funds primarily as a result of a lower market yield, and a decrease of $0.6 million in gains from early conversions on the 2023 Notes.

Benefit from Income Taxes

	Three Months Ended July 31,

	2021	2020	% Change
	(in thousands)
Benefit from income taxes	$(155)	$(4,271)	NM

The benefit from income taxes was $0.2 million for the three months ended July 31, 2021 compared to a tax benefit of $4.3 million for the three months ended July 31, 2020. The benefit from income taxes for the three months ended July 31, 2021 was primarily related to the reversal of a U.S. deferred tax liability, foreign excess tax benefits related to stock-based compensation, and remeasurement of deferred tax assets due to tax rate changes in the UK, partially offset by foreign tax expense. We maintain a full valuation allowance on net deferred tax assets of our U.S. entities as we have concluded that it is unlikely that these deferred income tax assets will be utilized.

Six Months Ended July 31, 2021 and July 31, 2020

Revenues

	Six Months Ended July 31,

	2021	2020	% Change
	(in thousands)
Subscription	$296,334	$217,316	36%
Professional services and other	49,841	27,819	79%
Total revenues	$346,175	$245,135	41%

Total revenues were $346.2 million for the six months ended July 31, 2021 compared to $245.1 million for the six months ended July 31, 2020, an increase of $101.0 million, or 41%. Subscription revenues were $296.3 million, or 86% of total revenues, for the six months ended July 31, 2021, compared to $217.3 million, or 89% of total revenues, for the six months ended July 31, 2020. This increase in absolute dollars was predominantly driven by the increase in the number of customers with annualized subscription revenue above $100,000, which was 1,230 as of July 31, 2021, compared to 874 as of July 31, 2020. Professional services and other revenues were $49.8 million for the six months ended July 31, 2021 compared to $27.8 million for the six months ended July 31, 2020. The increase of $22.0 million, or 79%, was primarily due to increases in implementation services and sales of term-based licenses, to a similar extent, as a result of our expanded customer base.
Cost of Revenues

	Six Months Ended July 31,

	2021	2020	% Change
	(in thousands)
Subscription	$102,423	$62,807	63%
Professional services and other	56,524	28,470	99%
Total cost of revenues	$158,947	$91,277	74%

Cost of subscription was $102.4 million for the six months ended July 31, 2021 compared to $62.8 million for the six months ended July 31, 2020, an increase of $39.6 million, or 63%. The increase in cost of subscription was primarily due to an increase of $14.3 million in amortization of developed technology assets related to acquisitions, an increase of $9.1 million in hosting fees to accommodate increased customer spend, an increase of $8.3 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $3.7 million in software costs to manage our platform, an increase of $1.6 million in amortization of capitalized development costs, and an increase of $2.6 million in other costs driven by our overall growth.

Cost of professional services was $56.5 million for the six months ended July 31, 2021 compared to $28.5 million for the six months ended July 31, 2020, an increase of $28.1 million, or 99%. The increase in cost of professional services was primarily due to an increase of $14.9 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $12.0 million in amortization of developed technology assets related to acquisitions, and an increase of $1.2 million in other costs driven by our overall growth.
Gross Profit

	Six Months Ended July 31,

	2021	2020	% Change
	(in thousands)
Gross profit	$187,228	$153,858	22%

Gross profit was $187.2 million for the six months ended July 31, 2021, compared to $153.9 million for the six months ended July 31, 2020, an increase of $33.4 million, or 22%. The increase in gross profit was primarily due to the acquisition of new customers with annualized subscription revenue above $100,000. Gross margin was 54% for the six months ended July 31, 2021, compared to 63% for the six months ended July 31, 2020. The decrease in gross margin was primarily due to the increase in amortization of developed technology assets related to acquisitions.
Operating Expenses
Research and Development

	Six Months Ended July 31,

	2021	2020	% Change
	(in thousands)
Research and development	$85,636	$56,931	50%

Research and development expenses were $85.6 million for the six months ended July 31, 2021 compared to $56.9 million for the six months ended July 31, 2020, an increase of $28.7 million, or 50%. The increase was primarily due to an increase of $23.8 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $2.1 million in hosting fees, and an increase of $2.8 million in other costs driven by our overall growth.
Sales and Marketing

	Six Months Ended July 31,

	2021	2020	% Change
	(in thousands)
Sales and marketing	$154,122	$96,627	60%

Sales and marketing expenses were $154.1 million for the six months ended July 31, 2021 compared to $96.6 million for the six months ended July 31, 2020, an increase of $57.5 million, or 60%. The increase was primarily due to an increase of $28.2 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $21.6 million in amortization of customer relationship assets related to acquisitions, an increase of $2.5 million in marketing costs, an increase in outside services of $1.0 million, and an increase of $4.2 million in other costs driven by our overall growth.

General and Administrative

	Six Months Ended July 31,

	2021	2020	% Change
	(in thousands)
General and administrative	$75,625	$37,849	100%

General and administrative expenses were $75.6 million for the six months ended July 31, 2021 compared to $37.8 million for the six months ended July 31, 2020, an increase of $37.8 million, or 100%. The increase was primarily due to an increase of $26.6 million in employee compensation costs related to higher headcount, including stock-based compensation costs, a non-recurring prior period benefit of $12.5 million arising from the reversal of the Yapta contingent consideration liability, an increase in outside services of $2.0 million, and an increase of $3.1 million in other costs driven by our overall growth. This was partially offset by a decrease in allowances for credit losses of $6.4 million.
Interest Expense

	Six Months Ended July 31,

	2021	2020	% Change
	(in thousands)
Interest expense	$59,724	$32,512	84%

Interest expense was $59.7 million for the six months ended July 31, 2021 compared to $32.5 million for the six months ended July 31, 2020. The $27.2 million increase in interest expense was primarily due to amortization of the debt discount and issuance costs on the 2026 Notes issued in the middle of the second quarter of fiscal 2021.
Other Income (Expense), Net

	Six Months Ended July 31,

	2021	2020	% Change
	(in thousands)
Other income (expense), net	$(1,448)	$8,087	NM

Other expense, net was $1.4 million for the six months ended July 31, 2021 compared to other income, net of $8.1 million for the six months ended July 31, 2020. The $9.5 million decrease in other income (expense), net was primarily due to a decrease of $3.6 million in income earned from our investments in marketable securities and money market funds primarily as a result of a lower market yield, a decrease of $3.3 million in gains from early conversions on the 2023 Notes, and from the unfavorable fluctuations related to foreign currency exchange rates.
Benefit From Income Taxes

	Six Months Ended July 31,

	2021	2020	% Change
	(in thousands)
Benefit from income taxes	$(2,221)	$(4,042)	(45)%

The benefit from income taxes was $2.2 million for the six months ended July 31, 2021 compared to a tax benefit of $4.0 million for the six months ended July 31, 2020. The benefit from income taxes for the six months ended July 31, 2021 was primarily related to the reversal of a U.S. deferred tax liability, foreign excess tax benefits related to stock-based compensation, and remeasurement of deferred tax assets due to tax rate changes in the UK offset by foreign tax expense. We maintain a full valuation allowance on net deferred tax assets of our U.S. entities as we have concluded that it is unlikely that these deferred income tax assets will be utilized.

Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of July 31, 2021, we had cash and cash equivalents of $432.0 million, and marketable securities of $201.6 million.
We had outstanding 2023 Notes, 2025 Notes and 2026 Notes with principal amounts of $5.9 million, $805.0 million and $1,380.0 million, respectively, as of July 31, 2021.
As of July 31, 2021, the remaining 2023 Notes with a principal amount of $5.9 million and 2025 Notes with a principal amount of $805.0 million are convertible at the option of the holders. We have the ability to settle the Convertible Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. As of July 31, 2021, there were no unsettled conversion requests related to the 2023 Notes and 2025 Notes. In addition, from August 1, 2021 to the date of this filing, we have received additional conversion requests for $4.0 million principal amount of the 2023 Notes, which are expected to be settled during the quarter ended October 31, 2021. The 2026 Notes were not convertible as of July 31, 2021. It is our current intent to settle conversions of the remaining 2023 Notes, 2025 Notes and 2026 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock.
In conjunction with the issuance of the Convertible Notes, we entered into capped call transactions that reduce our exposure to additional cash payments above principal balances in the event of a cash conversion of the Convertible Notes. We may owe additional cash to the noteholders upon early conversion if our stock price exceeds $63.821 per share for the 2023 Notes, $295.550 for the 2025 Notes, or $503.415 for the 2026 Notes. Although our incremental exposure to the additional cash payment above the principal amount of the Convertible Notes is reduced by the capped calls, conversion of the Convertible Notes by noteholders may cause dilution to the ownership interests of existing stockholders. We did not exercise the capped calls for the converted 2023 Notes and 2025 Notes. As of July 31, 2021, all the capped calls for the 2023 Notes, 2025 Notes and 2026 Notes remained outstanding.
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
Operating Activities
Cash provided by operating activities for the six months ended July 31, 2021 was $72.9 million, compared to $38.8 million for the six months ended July 31, 2020. The increase was primarily driven by cash collections from customers.
Investing Activities
Cash provided by investing activities for the six months ended July 31, 2021 of $20.8 million was primarily related to $80.8 million of net cash receipts from purchases, maturities and sales of short-term marketable securities, partially offset by $45.8 million in cash used for acquisitions, $7.5 million for other investments, and $6.7 million for the purchases of property and equipment.
Financing Activities
Cash provided by financing activities for the six months ended July 31, 2021 of $15.0 million was primarily due to approximately $15.2 million of proceeds from the issuance of common stock under the ESPP and exercise of stock options, investment from redeemable non-controlling interests of $2.2 million, partially offset by $2.4 million for repayments of the 2023 Notes.

Off-Balance Sheet Arrangements
Through July 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Commitments and Contractual Obligations
Our principal commitments and contractual obligations consist of our Convertible Notes, obligations under operating leases for office facilities and contractual purchase obligations for hosting services and web development services that support our business operations. The following table summarizes our non-cancelable contractual obligations as of July 31, 2021:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Convertible senior notes (1)	$2,190,866	$88	$5,785	$2,184,993	$—
Aggregate interest obligations (1)(2)	29,430	6,203	12,374	10,853	—
Operating lease obligations	45,013	14,950	22,560	6,455	1,048
Purchase obligations	31,319	17,392	13,077	850	—
Total contractual obligations	$2,296,628	$38,633	$53,796	$2,203,151	$1,048
(1)The conversion period for the 2023 Notes and 2025 Notes was open as of July 31, 2021, and as such, the net carrying value of the 2023 Notes and 2025 Notes are included within current liabilities on our condensed consolidated balance sheet. The principal balances of $5.9 million and $805.0 million of the 2023 Notes and 2025 Notes, respectively, were reflected in the payment period in the table above based on the contractual maturity assuming no conversion or repurchase.
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
Non‑GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non‑GAAP measures are useful in evaluating our operating performance:
•Non-GAAP operating income;
•Non-GAAP net income attributable to Coupa Software Incorporated; and
•Adjusted free cash flows.

We regularly review and consider these measures when we evaluate our business and for internal planning and forecasting purposes.

The following tables provide a reconciliation of loss from operations to non‑GAAP operating income, from net loss attributable to Coupa Software Incorporated to non-GAAP net income attributable to Coupa Software Incorporated, and from net cash provided by operating activities to adjusted free cash flows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,

	2021	2020	2021	2020
Loss from operations	$(54,300)	$(31,923)	$(128,155)	$(37,549)
Stock-based compensation	47,500	33,843	94,792	58,040
Amortization of acquired intangible assets	33,518	10,362	67,058	19,228
Change in fair value of contingent consideration payable	—	—	—	(12,500)
Non-GAAP operating income	$26,718	$12,282	$33,695	$27,219

	Three Months Ended July 31,		Six Months Ended July 31,

	2021	2020	2021	2020
Net loss attributable to Coupa Software Incorporated	$(91,467)	$(43,116)	$(191,824)	$(57,932)
Stock-based compensation	47,500	33,843	94,792	58,040
Amortization of acquired intangible assets	33,518	10,362	67,058	19,228
Change in fair value of contingent consideration payable	—	—	—	(12,500)
Amortization of debt discount and issuance costs	28,872	19,407	56,262	31,357
Loss (gain) on conversion of convertible senior notes	—	(631)	129	(3,202)
Income tax effects and adjustments	(3,404)	(4,632)	(6,381)	(5,298)
Adjustment attributable to non-controlling interests	5,235	—	5,235	—
Non-GAAP net income attributable to Coupa Software Incorporated	$20,254	$15,233	$25,271	$29,693

	Three Months Ended July 31,		Six Months Ended July 31,

	2021	2020	2021	2020
Net cash provided by operating activities	$40,811	$23,389	$72,893	$38,797
Less: purchases of property and equipment	(3,908)	(3,429)	(6,662)	(7,028)
Add: repayments of convertible senior notes attributable to debt discount	—	15,732	517	26,336
Adjusted free cash flows	$36,903	$35,692	$66,748	$58,105

We define non-GAAP operating income as loss from operations before stock-based compensation, amortization of acquired intangible assets and the change in fair value of contingent consideration related to an acquisition. We define non-GAAP net income attributable to Coupa Software Incorporated as net loss attributable to Coupa Software Incorporated before stock-based compensation, amortization of acquired intangible assets, the change in fair value of contingent consideration related to an acquisition, amortization of debt discount and issuance costs, gain or loss on conversion of convertible senior notes, the adjustment attributable to non-controlling interests, and related tax effects, including non-recurring income tax adjustments. We define adjusted free cash flows as net cash provided by operating activities, less purchases of property and equipment, plus repayments of convertible senior notes attributable to debt discount.

We believe non-GAAP operating income and non-GAAP net income attributable to Coupa Software Incorporated provide investors and other users of our financial information consistency and comparability with our past financial performance and facilitate period to period comparisons of operations. We believe non-GAAP operating income and non-GAAP net income attributable to Coupa Software Incorporated are also useful in evaluating our operating performance compared to that of other companies in our industry, as these metrics generally eliminate the effects of certain items that may vary between companies for reasons unrelated to overall operating performance.

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

We use non-GAAP operating income, non-GAAP net income attributable to Coupa Software Incorporated and adjusted free cash flows in conjunction with traditional GAAP measures as part of our overall assessment of our performance and liquidity, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance and liquidity. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non-GAAP operating income, non-GAAP net income attributable to Coupa Software Incorporated and adjusted free cash flows should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.

We compensate for these limitations by providing investors and other users of our financial information a reconciliation of non‑GAAP operating income to loss from operations, non-GAAP net income attributable to Coupa Software Incorporated to net loss attributable to Coupa Software Incorporated, and adjusted free cash flows to net cash provided by operating activities. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non‑GAAP operating income, non-GAAP net income attributable to Coupa Software Incorporated, and adjusted free cash flows in conjunction with loss from operations, net loss attributable to Coupa Software Incorporated, and the condensed consolidated statements of cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, and Australian Dollar. We expect our international operations to continue to grow in the future and we are continually monitoring our foreign currency exposure to determine whether and when we should begin a formal hedging program.
We performed a sensitivity analysis and determined that if an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currency at the balance sheet dates, it would have resulted in an adverse effect on our net losses attributable to Coupa Software Incorporated of approximately $9.8 million and $7.8 million as of July 31, 2021 and January 31, 2021, respectively. We expect our international operations to continue to grow in the near term and the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases. In addition, we will continue to monitor the COVID-19 pandemic carefully and its impact on our foreign currencies. The majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.
Market Risk and Market Interest Risk
In June 2020, we issued $1,380.0 million aggregate principal amount of 0.375% convertible senior notes due 2026. In June 2019, we issued $805.0 million aggregate principal amount of 0.125% convertible senior notes due 2025. In January 2018, we issued $230.0 million aggregate principal amount of 0.375% convertible senior notes due 2023 of which approximately $224.1 million aggregate principal amount had been settled by July 31, 2021. The 2026 Notes, 2025 Notes and 2023 Notes have fixed annual interest rates at 0.375%, 0.125% and 0.375%, respectively, and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the values of the Convertible Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the Convertible Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for disclosure purposes only.
Our exposure to interest rate risk also is related to our interest-bearing assets, primarily our cash and cash equivalents. Fluctuations in interest rates impact the yield of the investment. A hypothetical 100 basis points increase in interest rates would have impacted interest income by $500,000 and $1.3 million for the three months ended July 31, 2021 and 2020, respectively.

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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Please refer to Note 9, “Commitments and Contingencies” to the Company’s condensed consolidated financial statements for the disclosure of the Company’s legal proceedings.

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
•Our business and revenue growth may be adversely impacted by the ongoing COVID-19 pandemic, including the spread of recently discovered variants such as the Delta variant, and the uncertainty caused by the pandemic has made it more difficult to manage our business.
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

Risks Related to COVID-19 and Global Economic Trends
We face risks related to the current COVID-19 pandemic, including new variants such as the Delta variant, which could have a material adverse effect on our business and results of operations.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic has infected populations within the United States and many other regions at fluctuating rates, a phenomenon often characterized as “waves” of infection. Recently, infection and hospitalization rates in many regions in the United States, Europe and elsewhere have been increasing—in many cases notwithstanding concurrently increasing rates of vaccination—largely due to the emergence of recently discovered variants that are thought to be more contagious (such as the increasingly widespread "Delta variant"). Vaccines for COVID-19 have been developed and are being administered in the United States and other countries around the world, but the expansion of administering these vaccines to additional people within these and other countries, the long-term efficacy of these vaccines, and the receptivity of many people to receiving these vaccines all remain uncertain.
Parts of our business have been and could continue to be adversely affected by the COVID-19 pandemic. Global health concerns relating to the COVID-19 pandemic continue to adversely affect the macroeconomic environment, and the pandemic has increased economic and stock market volatility and uncertainty. In response to the pandemic, government authorities have implemented measures to try to contain the virus or mitigate the harm, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and mandatory shutdowns of non-essential businesses. Some of the most severe, temporary measures by government authorities have been lifted in many jurisdictions but could be reinstated at any time, and they have and may continue to adversely affect our sales activities, operations and growth prospects. These restrictions, and changes in consumer and business spending behavior prompted by the pandemic, have forced businesses in the United States and other jurisdictions to reduce or suspend their operations, lay-off employees, and in some cases shutdown operations—a pattern of global economic phenomena for which there is little precedent in modern times.
The COVID-19 pandemic has had and may continue to have an adverse impact on us in a number of ways, any of which individually or together could have a material adverse impact on our results of operations, financial condition and growth prospects. For example, although we derive a significant portion of our revenue from sales to enterprise customers (a segment that may be more resilient to economic volatility), a prolonged economic downturn is likely to impact many of our enterprise customers adversely. The extent of the damage to this segment of our customer base may not be apparent as quickly as for other segments, and is likely to differ by industry. Certain modules of our platform, such as those that focus on business travel spend, may not be as attractive to existing or prospective customers due to operational changes they made in response to the pandemic, such as restrictions placed on business travel, which could adversely impact our sales and revenue; and these trends may persist after the underlying conditions have improved or largely disappeared, particularly to the extent that remote working arrangements become more commonplace. In addition, the pandemic may limit the ability of our suppliers and business partners to perform under their contracts with us, and we may not be able to find and engage additional or substitute suppliers and partners in a timely manner and on terms acceptable to us. We believe that many businesses have been and may continue to be more reluctant to invest in the purchase and implementation of a new software solution like ours in the near term because of the economic uncertainty, which has been made worse by the increasing prevalence of the Delta variant and other variants, as well as uncertainties around vaccination efforts. This trend may make it more difficult for us to acquire new customers and could lead to longer sales cycles and greater uncertainty around the timing and likelihood of closing sales opportunities to which we have already devoted meaningful time and resources. Our existing customers may reduce their subscriptions or choose not to add new users or adopt new modules at the rate we expect based on past experience. We may have difficulty collecting payment from some customers on a timely basis or at all, and we may see higher rates of bankruptcies, restructurings, dissolutions and similar events among our customer base. In addition, if our results of operations or our assessment of our growth prospects or potential for future profitability fail to meet investor and analyst expectations for any particular financial period, our stock price may experience a substantial decline, even if our revenues have increased or our margins have improved relative to past periods.

The spread of COVID-19 has also caused us to modify our business practices, including restricting employee travel, allowing all non-essential personnel to work from home, prolonged closures and limited re-openings of our offices, and cancellation of physical participation in sales activities, meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. The COVID-19 pandemic has already created logistical challenges for our business operations, in particular those associated with the transition to an entirely remote workforce. For example, our personnel located at our headquarters in California and elsewhere in the United States and in other countries had in many cases been working from home between March of 2020 and July of 2021, when we began a limited re-opening of certain of our offices. Working remotely has made our workforce more reliant on certain cloud-based communication and collaboration services, and any disruption to these services would likely have an adverse impact on employee productivity. In addition to the limitations imposed by this new work environment, many of our employees must contend with additional challenges from the COVID-19 pandemic, such as unexpected child-care and home-schooling responsibilities, among others. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be further impacted.
Starting in July 2021, we re-opened our headquarters in San Mateo, California and invited our employees to return to the office if they wished to do so. This limited re-opening created additional risks and operational challenges for us, and we will face similar risks and challenges if and when we decide to re-open our other offices. The re-opening of our offices has and may continue to require us to make non-trivial investments in the design, implementation and enforcement of new workplace safety protocols. Furthermore, it is possible that local authorities could impose stay at home orders in jurisdictions where we have opened our offices, which would require us to close our offices once again and resume remote operations. These efforts may divert management attention, and the protocols may create logistical challenges for our workforce which could adversely impact employee productivity and morale. Even if we follow what we believe to be best practices, it is unlikely that our measures will completely prevent the transmission of COVID-19 between workers. Any incidents of actual or perceived transmission may require us to temporarily close an impacted office, disrupt our operations, expose us to liability from employee claims, adversely impact employee productivity and morale, and even result in negative publicity and reputational harm.
In addition, the stock market has experienced periods of high volatility during the COVID-19 pandemic and such volatility may continue. As a result, our stock price may be adversely impacted for reasons unrelated to our performance. A decline in stock price may make it more difficult for us to raise capital on terms acceptable to us or at all.
The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict, including, but not limited to, the duration and severity of the pandemic, the availability and efficacy of new and existing vaccines in limiting infection and transmission, the emergence of potential new and more virulent or contagious variants, the actions to contain the virus or address its impact, and how quickly and to what extent normal economic and operating activities can resume. To the extent the COVID-19 pandemic adversely affects our business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Even after the pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. For the reasons discussed above and others that we may not have foreseen, we expect that the pandemic will have adverse impacts to aspects of our business in the near term, any of which individually or together may have a material adverse impact on our results of operations, financial condition, growth prospects and stock price.
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
We were incorporated in 2006 and introduced our first cloud-based software solution shortly thereafter. Over time we have invested in building a comprehensive, integrated platform of business spend management (“BSM”) services, and in marketing, selling and supporting this platform. Although in recent years our quarterly and annual revenues have consistently increased on a year-over-year basis, in future periods, our revenue growth rate could slow or our revenues could decline for a number of reasons, including any reduction in demand for our platform or existing services, increased competition, contraction of our overall market, international or domestic economic instability, downturns or other events, such as the COVID-19 pandemic, our inability to accurately forecast demand for our platform or our failure, for any reason, to capitalize on growth opportunities.
As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. This risk is exacerbated to the extent that we enter new product areas or introduce new modules, particularly in cases where the revenue model differs from our traditional subscription model. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this report. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
We have experienced rapid growth and expect our growth to continue and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.
We have experienced rapid growth in our business, headcount and operations in recent years. Although we cannot provide any assurance that our business will continue to grow at the same rate or at all, we anticipate that we will continue to expand our operations and headcount, including internationally, in the near future. Our success will depend in part on our ability to manage this growth effectively. The rapid growth in our headcount and operations has placed and will continue to place significant demands on our management and our administrative, operational and financial infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. In particular, we intend to continue to make directed and substantial investments to expand our research and development, sales and marketing, and general and administrative organizations, as well as our international operations.
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
•the potential loss of key employees, or large numbers of employees within key functions;
•use of resources that are needed in other parts of our business; and
•use of substantial portions of our available cash to consummate the acquisition.

In addition, acquisitions often have an adverse impact on short-term operating results (such as by diluting gross margin) even if such acquisitions are expected to be beneficial to our operating results over the medium- and long-term.
A significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets. In connection with our acquisition of LLamasoft, for example, $932.9 million of the purchase price was allocated to goodwill, increasing our total goodwill balance to $1.5 billion as of January 31, 2021, which was roughly three times the amount of goodwill we had as of January 31, 2020. Our acquisition of Pana, during the three months ended April 30, 2021, further increased our goodwill balance. Goodwill must be assessed for impairment at least annually, and other intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. In addition, our exposure to risks associated with various claims, including the use of intellectual property, may be increased as a result of acquisitions of other companies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired technology that were not asserted prior to our acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In connection with the LLamasoft acquisition, for example, we issued approximately 2.4 million shares of our common stock as consideration, which represented over 3% of our outstanding shares of common stock at that time. In addition, if the performance of an acquired business fails to meet our expectations, our operating results, business and financial position may suffer. Some of our acquisitions include earnouts, meaning that a portion of the purchase price is payable only if the acquired business achieves certain revenue or other post-closing milestones. These contingent payment provisions can lead to disputes with the sellers of the business, such as the litigation described in Item 1—“Legal Proceedings.”
If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success and our business may be harmed.
We believe that a critical component of our success has been our company culture, which is based on our core values of ensuring customer success, focusing on results and striving for excellence. We have invested substantial time and resources in building our team within this company culture. As we grow, including as a result of acquiring other businesses, we may find it difficult to maintain these important aspects of our company culture. If we fail to preserve our culture, our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives could be compromised, potentially harming our business.
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
If competitors introduce lower cost or differentiated products or services that are perceived to compete with ours or are better able to adapt to changing market conditions (such as by addressing shifts in existing and prospective customer needs as a result of the COVID-19 pandemic), or if competitors are willing to provide concessions such as extended billing terms or price discounts in order to win customers amidst the challenging business environment created by the COVID-19 pandemic, our ability to sell based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could have an adverse effect on the growth of our revenues.
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
In addition, as a result of the ongoing COVID-19 pandemic, many local governments as well as enterprises have limited travel and in-person meetings and implemented other restrictions that are making the sales process more lengthy and difficult, particularly for new customers.
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
Some of our competitors are able to devote greater resources to the development, promotion and sale of their products and services, including with respect to concessions (such as extended billing terms or price discounts) granted in order to win customers in the challenging business environment created by the COVID-19 pandemic. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. In addition, many of our competitors have established marketing relationships, access to larger customer bases and major distribution agreements with consultants, system integrators and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our platform does not become more accepted relative to our competitors’, or if our competitors are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results will be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.

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
Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our subscription service, our professional services, our introduction of platform enhancements (including new features and new modules), our customer support, our prices and contract length, the prices of and concessions offered with respect to competing solutions, mergers and acquisitions affecting our customer base, the effects of global economic conditions, reductions in our customers’ spending levels or changing customer needs due to temporary or permanent changes to their operating models and business spend management patterns adopted in response to the COVID-19 pandemic. Our future success also depends in part on our ability to add additional authorized users and modules to the subscriptions of our current customers. If our customers do not renew their subscriptions, renew on less favorable terms or fail to add more authorized users or additional business spend management modules, our revenues may decline or fail to increase in line with expectations, and we may not realize improved operating results from our customer base.
Our customers may fail to pay us in accordance with the terms of their agreements, necessitating action by us to compel payment.
We typically enter into multiple year, non-cancelable arrangements with our customers. If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position and cash flow. The ongoing global COVID-19 pandemic may also increase the likelihood of these risks.
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
•the satisfactory provision of services and customer support by our implementation partners;
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
Our ability to increase our customer base and achieve broader market acceptance of our platform will depend to a significant extent on our ability to expand our marketing and sales operations, both domestically and internationally. We plan to continue expanding our direct sales force and engaging additional partners that can provide sales referrals in the near future. This expansion will require us to invest significant financial and other resources. Our business and operating results will be harmed if our efforts do not generate a corresponding increase in revenues. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire and develop talented direct sales personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if we are unable to retain our existing direct sales personnel. It often takes six months or longer before our sales representatives are fully-trained and productive. We also may not achieve anticipated growth in revenues from our partners if we are unable to attract, train, support and retain additional motivated partners, if any existing or future channel partners fail to successfully market, resell, implement or support our platform for their customers, or if they represent multiple providers and devote greater resources to market, resell, implement and support the products and solutions of these other providers. For example, some of our partners also sell or provide integration and administration services for our competitors’ products, and if such partners devote greater resources to marketing, reselling and supporting competing products, this could harm our business, results of operations and financial condition.
Any failure to achieve forecasted revenue growth from the expansion of our sales activities could similarly result in our non-GAAP operating income, non-GAAP net income attributable to Coupa Software Incorporated, adjusted free cash flows and other key metrics and operating results to fall short of management forecasts and/or analysts’ expectations, which could cause our stock price to decline.
If we cannot continue to expand the use of our platform, our ability to grow our business may be harmed and the growth rate of our revenues may decline.
Our ability to grow our business depends in part on our ability to compete in the market for the additional modules on our platform, including strategic sourcing, inventory, contracts, supplier management, spend analysis, payments, treasury management, supply chain design and planning and travel optimization. Our efforts to market these other modules is relatively new and we have allocated significant resources to develop, acquire or otherwise bring to market these modules, and it is uncertain whether these other modules will ever result in significant revenues for us. In certain cases, new modules call for the introduction of new revenue models. For example, our Coupa Pay module involves both subscription revenue and transaction revenue. Predicting client adoption of new modules and forecasting their contribution to operating results is inherently difficult given the lack of operating history with respect to such modules, and actual results may differ significantly from the expectations of our management, securities analysts or investors. While we have recently acquired businesses related to certain of these modules, there can be no assurance that these acquisitions will facilitate our efforts to market and sell these other modules in a cost-effective manner. Further, the introduction of new modules beyond these markets may not be successful. If we are unable to achieve satisfactory customer adoption of new modules, our ability to expand spend under management and grow our revenues could be adversely affected.
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

We review the lifetime value and associated acquisition costs of our customers, as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. The lifetime value of our customers and customer acquisition costs has and will continue to fluctuate from one period to another depending upon the amount of our net new subscription revenues (which depends on the number of new customers in a period, upsells of additional modules to existing customers and changes in subscription fees charged to existing customers), gross margins (which depends on investments in and other changes to our cost of customer support and allocated overhead), sales and marketing expenses and renewal rates (which depend on our ability to maintain or grow subscription fees from customers). These amounts have fluctuated from quarter to quarter and will continue to fluctuate in the future. We may not experience lifetime value to customer acquisition cost ratios in future years or periods similar to those we have achieved to date. Furthermore, as a result of the ongoing global COVID-19 pandemic, it is possible that customers may reduce the scope of their subscriptions in response to evolving operating models and related needs, may not renew their subscriptions at all or may temporarily halt paying us, which would adversely affect our lifetime value metrics.
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
We rely on our reputation and recommendations from key customers in order to promote subscriptions to our platform. The loss of any of our key customers could have a significant impact on our revenues, reputation and our ability to obtain new customers. We may lose customers for a variety of reasons, including the decision of a business customer to commence bankruptcy proceedings, restructure itself, dissolve or otherwise cease operations. We believe the risk of such events has increased with the ongoing COVID-19 pandemic and further increase as the pandemic continues. In addition, acquisitions of our customers by unrelated third parties could lead to cancellation of our contracts with those customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.
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
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities, at any of our cloud hosting provider facilities, or where a business partner is located could adversely affect our business, results of operations and financial condition. For example, the rapid spread of COVID-19 globally in 2020 and 2021 has resulted in travel restrictions and in some cases, prohibitions of non-essential travel, disruption and shutdown of businesses and greater uncertainty in global financial markets. Prolonged health concerns or political or governmental developments in countries in which we or our customers, partners and service providers operate could result in further economic, social or labor instability, slow our sales process, result in customers not purchasing or renewing our products or adopting platform enhancements (including new features and new modules), or failing to make payments, and could otherwise have a material adverse effect on our business and our results of operations and financial condition. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain (particularly given recent rise of new variants such as the Delta variant, and uncertainty around global vaccination efforts) and will include emerging information concerning the re-opening of private businesses, infection rates, availability and efficacy of new and existing vaccines and the actions taken by governments and private businesses to attempt to contain and cope with COVID-19. Continued contractions in the travel and hospitality industries, along with any effects on supply chain or on other industries in which our customers or partners operate, could materially and adversely impact our business, results of operations and financial condition.
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
We have established strategic relationships with a number of other companies. In order to grow our business, we anticipate that we will continue to establish and maintain relationships with third parties, such as implementation partners, system integrator partners and technology providers. Identifying partners, and negotiating and documenting relationships with them, as well as providing training and support, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our platform by potential customers.
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
Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate and could be adversely affected in the near term by the COVID-19 pandemic and related shifts in existing and prospective customer needs as a result of evolving operating models and business spend management patterns that may persist after COVID-19 restrictions are lifted. This uncertainty is exacerbated by the fact that Business Spend Management is relatively new (as a distinct industry category), and our platform includes features and functionality that extend into other industry categories, such as Travel Expense Management and Treasury Management, for example. Our estimates and forecasts relating to the size and expected growth of our market that we have publicly disclosed may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates.
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
A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. For example, in March 2021 we established a joint venture in Japan intended to enable us to scale to support Japanese companies looking to utilize BSM solutions. The revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 41% and 36% of our total revenues for the six months ended July 31, 2021 and 2020, respectively. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. While we are gaining additional experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we will face risks in doing business internationally that could adversely affect our business, including:
•the need to localize and adapt our platform for specific countries, including translation into foreign languages and associated expenses;
•data privacy laws that require customer data to be stored and processed in a designated territory;
•difficulties in staffing and managing foreign operations, including identifying, training and supporting foreign partners;
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
•uncertainty surrounding the COVID-19 pandemic and the restrictions imposed by government authorities to combat the virus, which may impact our international operations and growth prospects differently than our operations and growth prospects in the United States due to differences in, for example, virus transmission rates and prevalence of more transmissible variants, availability of vaccines in various countries, the effectiveness of government responses, the quality of the regional health care systems, and the economic resilience of the regions, among other factors; and
•the fragmentation of longstanding regulatory frameworks caused by Brexit.
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
If we are unable to provide enhancements and new features for our existing modules or new modules that achieve market acceptance or to integrate technology, products and services that we acquire into our platform, our business and operating results could be adversely affected. The success of enhancements, new features and modules depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or modules. Failure in this regard may significantly impair the growth of our revenues. We have experienced, and may in the future experience, delays in the planned release dates of enhancements to our platform, and we have discovered, and may in the future discover, errors in new releases after their introduction. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our platform or customer claims, including, among other things, warranty claims against us, any of which could cause us to lose existing customers or affect our ability to attract new customers.
In addition, if any of our existing services or any new modules that we introduce in the future do not achieve customer adoption at the rates that we or industry analysts have forecasted, our revenue and operating results may be adversely impacted, and our stock price may decline.
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
Our business could be adversely affected if our customers are not successful with the implementation services provided by us or our partners.
Our business depends on our ability to make our customers successful, both with respect to our platform and modules and the professional services that are performed to help our customers use features and functions that address their business needs. Professional services may be performed by our own staff, by a third-party partner or by a combination of the two. Our strategy is to work with partners to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If a customer is not satisfied with the quality of work performed by us or a partner or with a virtual implementation or with the type of professional services or modules delivered, we may incur additional costs in addressing the situation, the profitability of that work might be impaired and the customer’s dissatisfaction with our services or those of our partners could damage our ability to retain that customer or expand the number of modules subscribed to by that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.
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

We may experience future claims that our platform and underlying technology infringe or violate others’ intellectual property rights, and it is possible we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. As a result of our acquisition of businesses and technologies, we may be subject to infringement claims arising subsequent to the consummation of such acquisitions with respect to the acquired technology. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services or require that we comply with other unfavorable terms. In the event a claim is brought against us with respect to an acquired technology, there can be no assurance that an applicable indemnification we obtained (if any) will be sufficient to cover all or any portion of liability arising under such claim. We may also be obligated to indemnify our customers and business partners or to pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify our platform or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly, distracting and time-consuming and could harm our brand, business, results of operations and financial condition.
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
We incurred net losses attributable to Coupa Software Incorporated of $180.1 million, $90.8 million, and $55.5 million in the fiscal years ended January 31, 2021, 2020 and 2019, respectively, and we incurred a net loss attributable to Coupa Software Incorporated of $191.8 million in the six months ended July 31, 2021. We had an accumulated deficit of $712.9 million at July 31, 2021. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. A significant contributor to each of these categories of expense is stock compensation expense associated with equity awards that we grant to many of our employees at the time of hire and thereafter on an annual basis. If we continue to grow at or near the pace at which our headcount increased during our 2021 fiscal year, we would expect our stock compensation expenses likewise to increase at a similar pace in future periods. Furthermore, to the extent we are successful in gaining new customers, we will also incur increased losses because many costs associated with acquiring new customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for longer or shorter periods). If we are unable to maintain consistent or increasing revenue or revenue growth or if our growth or growth forecasts fail to meet the expectations of investors or securities analysts, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a midterm or long-term basis.
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
In January 2018, we issued $230 million aggregate principal amount of 0.375% Convertible Senior Notes due 2023, which we refer to as the 2023 Notes, in June 2019, we issued $805 million aggregate principal amount of our 0.125% Convertible Senior Notes due 2025, which we refer to as the 2025 Notes, and in June 2020, we issued $1,380 million aggregate principal amount of our 0.375% Convertible Senior Notes due 2026, which we refer to as the 2026 Notes, which we collectively refer to as the Convertible Notes. As of July 31, 2021, we had $1,036.3 million in total long-term liabilities, comprised primarily of $933.4 million related to the carrying amount of the 2026 Notes. Our indebtedness may:
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
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 8, “Convertible Senior Notes” in the notes to our consolidated financial statements, the conditional conversion feature of the 2023 Notes and the 2025 Notes was triggered as of July 31, 2021.
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
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes and could also impact the trading price of the Convertible Notes. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock have ranged from $22.50 to $377.04 through July 31, 2021. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•the overall performance of the equity markets;
•our operating performance and the performance of other similar companies;
•announcements of new and changes in our existing projected or target operating results and key metrics that we provide to the public, as well as those published by research analysts that follow our stock, our failure to meet or exceed these projections or targets or changes in recommendations by securities analysts;
•changes in our financial, operating or other metrics, regardless of whether we consider those metrics as reflective of the current state or long-term prospects of our business, and how those results compare to securities analyst and investor expectations, including whether those results fail to meet, exceed, or significantly exceed such expectations;
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
•the level of success achieved with respect to international expansion and expected timeframes for realization of the related beneficial impact on operating results;
•the impact of integrated acquired businesses and technologies on our operating results in the short-term and the expected impact in the medium- and long-term;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
We have filed the exhibits listed below.
Exhibit Index

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*	Amended and Restated Offer Letter, dated June 4, 2021, between the Registrant and Anthony Tiscornia.

10.1.1*	Severance and Change of Control Agreement, dated June 4, 2021, between the Registrant and Anthony Tiscornia.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan.

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Coupa Software Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coupa Software Incorporated

Date:	September 8, 2021	By:	/s/ Robert Bernshteyn
Robert Bernshteyn
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date:	September 8, 2021	By:	/s/ Anthony Tiscornia
Anthony Tiscornia
Chief Financial Officer (Principal Financial Officer)