Form 10-Q
period 2021-10-31
Coupa Software Inc
filed 2021-12-07
CIK 1385867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 3, 2021, the Registrant had 74,680,462 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	October 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$458,195	$323,284
Marketable securities	209,660	283,036
Accounts receivable, net of allowances	179,278	196,009
Prepaid expenses and other current assets	32,283	36,381
Deferred commissions, current portion	18,848	15,541
Total current assets	898,264	854,251
Property and equipment, net	30,161	28,266
Deferred commissions, net of current portion	42,623	36,832
Goodwill	1,515,141	1,480,847
Intangible assets, net	543,628	632,173
Operating lease right-of-use assets	38,183	41,305
Other assets	35,853	31,491
Total assets	$3,103,853	$3,105,165
Liabilities, Redeemable Non-Controlling Interests, Other Temporary Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,279	$4,831
Accrued expenses and other current liabilities	96,716	80,271
Deferred revenue, current portion	352,198	356,115
Current portion of convertible senior notes, net (Note 8)	633,641	609,068
Operating lease liabilities, current portion	12,401	11,222
Total current liabilities	1,100,235	1,061,507
Convertible senior notes, net (Note 8)	952,285	897,525
Deferred revenue, net of current portion	14,058	5,773
Operating lease liabilities, net of current portion	27,174	31,845
Other liabilities	68,210	67,915
Total liabilities	2,161,962	2,064,565
Commitments and contingencies (Note 9)
Redeemable non-controlling interests	10,044	—
Other temporary equity	—	369
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at October 31, 2021 and January 31, 2021; zero shares issued and outstanding at October 31, 2021 and January 31, 2021	—	—
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at October 31, 2021 and January 31, 2021; 74,613,510 and 72,753,659 shares issued and outstanding at October 31, 2021 and January 31, 2021, respectively	7	7
Additional paid-in capital	1,724,042	1,556,865
Accumulated other comprehensive income	8,748	9,165
Accumulated deficit	(800,950)	(525,806)
Total stockholders’ equity	931,847	1,040,231
Total liabilities, redeemable non-controlling interests, other temporary equity and stockholders’ equity	$3,103,853	$3,105,165

 See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,

	2021	2020	2021	2020
Revenues:
Subscription	$164,745	$118,083	$461,079	$335,399
Professional services and other	21,071	14,881	70,912	42,700
Total revenues	185,816	132,964	531,991	378,099
Cost of revenues:
Subscription	52,279	36,528	154,701	99,335
Professional services and other	25,341	14,259	81,865	42,729
Total cost of revenues	77,620	50,787	236,566	142,064
Gross profit	108,196	82,177	295,425	236,035
Operating expenses:
Research and development	39,990	30,528	125,625	87,459
Sales and marketing	83,779	53,204	237,902	149,831
General and administrative	40,513	32,092	116,139	69,941
Total operating expenses	164,282	115,824	479,666	307,231
Loss from operations	(56,086)	(33,647)	(184,241)	(71,196)
Interest expense	(31,130)	(29,308)	(90,854)	(61,820)
Other income (expense), net	(1,298)	746	(2,746)	8,833
Loss before benefit from income taxes	(88,514)	(62,209)	(277,841)	(124,183)
Benefit from income taxes	(476)	(1,411)	(2,697)	(5,453)
Net loss	(88,038)	(60,798)	(275,144)	(118,730)
Net loss attributable to redeemable non-controlling interests	(273)	—	(790)	—
Adjustment attributable to redeemable non-controlling interests	3,438	—	8,673	—
Net loss attributable to Coupa Software Incorporated	$(91,203)	$(60,798)	$(283,027)	$(118,730)
Net loss per share, basic and diluted, attributable to Coupa Software Incorporated	$(1.23)	$(0.88)	$(3.85)	$(1.76)
Weighted-average number of shares used in computing net loss per share, basic and diluted	74,133	68,941	73,514	67,349

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,

	2021	2020	2021	2020
Net loss	$(88,038)	$(60,798)	$(275,144)	$(118,730)
Other comprehensive gain (loss) in relation to defined benefit plans, net of tax	258	(53)	313	34
Changes in unrealized loss on marketable securities, net of tax	(227)	(1,421)	(285)	(335)
Foreign currency translation adjustments, net of tax	(92)	(1,833)	(507)	4,456
Comprehensive loss	(88,099)	(64,105)	(275,623)	(114,575)
Less comprehensive loss attributable to redeemable non-controlling interests:
Net loss attributable to redeemable non-controlling interests	(273)	—	(790)	—
Foreign currency translation adjustments, net of tax, attributable to redeemable non-controlling interests	(51)	—	(62)	—
Comprehensive loss attributable to redeemable non-controlling interests	(324)	—	(852)	—
Comprehensive loss attributable to Coupa Software Incorporated	$(87,775)	$(64,105)	$(274,771)	$(114,575)

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended October 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at July 31, 2021	73,991,612	$7	$1,662,804	$8,758	$(712,912)	$958,657
Issuance of common stock for employee share purchase plan	74,348	—	11,149	—	—	11,149
Exercise of stock options	185,723	—	2,713	—	—	2,713
Stock-based compensation expense	—	—	50,641	—	—	50,641
Vested restricted stock units	286,897	—	—	—	—	—
Settlement of convertible senior notes (Note 8)	75,025	—	(108)	—	—	(108)
Temporary equity reclassification	—	—	8	—	—	8
Other comprehensive loss	—	—	—	(10)	—	(10)
Net loss attributable to Coupa Software Incorporated, including adjustment to redeemable non-controlling interests	—	—	(3,165)	—	(88,038)	(91,203)
Balance at October 31, 2021	74,613,605	$7	$1,724,042	$8,748	$(800,950)	$931,847

	Nine Months Ended October 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2021	72,753,659	$7	$1,556,865	$9,165	$(525,806)	$1,040,231
Issuance of common stock for acquisitions	22,370	—	—	—	—	—
Issuance of common stock for employee share purchase plan	156,810	—	21,626	—	—	21,626
Exercise of stock options	597,586	—	7,431	—	—	7,431
Stock-based compensation expense	—	—	145,982	—	—	145,982
Vested restricted stock units	951,082	—	—	—	—	—
Settlement of convertible senior notes (Note 8)	132,098	—	(348)	—	—	(348)
Temporary equity reclassification	—	—	369	—	—	369
Other comprehensive loss	—	—	—	(417)	—	(417)
Net loss attributable to Coupa Software Incorporated, including adjustment to redeemable non-controlling interests	—	—	(7,883)	—	(275,144)	(283,027)
Balance at October 31, 2021	74,613,605	$7	$1,724,042	$8,748	$(800,950)	$931,847

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended October 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at July 31, 2020	68,778,343	$7	$822,197	$8,333	$(403,621)	$426,916
Issuance of common stock for acquisitions	—	—	—	—	—	—
Issuance of common stock for employee share purchase plan	104,488	—	8,240	—	—	8,240
Exercise of stock options	375,612	—	5,513	—	—	5,513
Stock-based compensation expense	—	—	37,106	—	—	37,106
Vested restricted stock units	341,543	—	—	—	—	—
Settlement of 2023 Notes (Note 8)	110,580	—	(804)	—	—	(804)
Temporary equity reclassification	—	—	(52)	—	—	(52)
Other comprehensive loss	—	—	—	(3,307)	—	(3,307)
Net loss	—	—	—	—	(60,798)	(60,798)
Balance at October 31, 2020	69,710,566	$7	$872,200	$5,026	$(464,419)	$412,814

	Nine Months Ended October 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2020	64,528,970	$7	$790,468	$871	$(345,689)	$445,657
Issuance of common stock for acquisitions	432,634	—	41,841			41,841
Issuance of common stock for employee share purchase plan	209,306	—	15,631	—	—	15,631
Exercise of stock options	1,363,416	—	15,122	—	—	15,122
Stock-based compensation expense	—	—	95,862	—	—	95,862
Vested restricted stock units	999,828	—	—	—	—	—
Equity component of 2026 Notes, net of issuance costs	—	—	501,053	—	—	501,053
Purchase of capped calls in relation to 2026 Notes	—	—	(192,786)	—	—	(192,786)
Settlement of 2023 Notes (Note 8)	2,176,412	—	(385,218)	—	—	(385,218)
Deferred tax related to convertible senior notes	—	—	(9,588)	—	—	(9,588)
Temporary equity reclassification	—	—	(185)	—	—	(185)
Other comprehensive income	—	—	—	4,155	—	4,155
Net loss	—	—	—	—	(118,730)	(118,730)
Balance at October 31, 2020	69,710,566	$7	$872,200	$5,026	$(464,419)	$412,814

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,

	2021	2020
Cash flows from operating activities
Net loss attributable to Coupa Software Incorporated	$(283,027)	$(118,730)
Net loss and adjustment attributable to redeemable non-controlling interests	7,883	—
Net loss	(275,144)	(118,730)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	109,900	36,529
Amortization of premium on marketable securities, net	625	869
Amortization of deferred commissions	13,335	10,102
Amortization of debt discount and issuance costs	85,716	58,727
Stock-based compensation	145,251	94,851
Loss (gain) on conversion of convertible senior notes	357	(3,166)
Repayments of convertible senior notes attributable to debt discount (Note 8)	(1,338)	(27,208)
Other	(3,204)	3,923
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	21,433	22,519
Prepaid expenses and other current assets	4,529	1,591
Other assets	13,968	(2,730)
Deferred commissions	(22,445)	(11,355)
Accounts payable	500	(1,435)
Accrued expenses and other liabilities	6,795	4,941
Deferred revenue	3,630	(11,630)
Net cash provided by operating activities	103,908	57,798
Cash flows from investing activities
Purchases of marketable securities	(116,583)	(788,047)
Maturities of marketable securities	94,142	351,973
Sales of marketable securities	94,916	830,125
Acquisitions, net of cash acquired	(46,719)	(94,121)
Purchases of other investments	(10,000)	—
Purchases of property and equipment	(10,256)	(9,559)
Net cash provided by investing activities	5,500	290,371
Cash flows from financing activities
Investment from redeemable non-controlling interests	2,223	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,355,066
Purchase of capped calls	—	(192,786)
Repayments of convertible senior notes	(5,748)	(554,244)
Proceeds from the exercise of common stock options	7,444	14,425
Proceeds from issuance of common stock for employee stock purchase plan	21,626	15,631
Net cash provided by financing activities	25,545	638,092
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(178)	128
Net increase in cash, cash equivalents, and restricted cash	134,775	986,389
Cash, cash equivalents, and restricted cash at beginning of year	327,589	268,280
Cash, cash equivalents, and restricted cash at end of period	$462,364	$1,254,669
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$458,195	$1,251,006
Restricted cash included in other assets	4,169	3,663
Total cash, cash equivalents, and restricted cash	$462,364	$1,254,669

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,

	2021	2020
Supplemental disclosure of cash flow data
Cash paid for income taxes	$3,181	$2,495
Cash paid for interest	$3,101	$533
Supplemental disclosure of non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$468	$323

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
Foreign Currency Translation
The functional currency of the Company's foreign operations is primarily the U.S. dollar, while a few of its subsidiaries use the local currency as their functional currency for the nine months ended October 31, 2021. In cases where the Company uses a foreign functional currency, the Company translates the foreign functional currency financial statements to U.S. dollars using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity. The effects of foreign currency translation adjustments are recorded in other comprehensive income as a component of stockholders' equity and the related periodic movements are presented in the condensed consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in other income (expense), net, in the condensed consolidated statements of operations for the period.

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

Subscription Revenues
The Company offers subscriptions to its cloud-based business spend management platform, including procurement, invoicing and expense management. Subscription revenues consist primarily of fees to provide the Company’s customers access to its cloud-based platform, which includes routine customer support. Subscription contracts do not provide customers with the right to take possession of the software, are in general, non-cancelable, and do not contain general rights of return. Generally, subscription revenues are recognized ratably over the contractual term of the arrangement, beginning on the date that the service is made available to the customer. Subscription contracts typically have a term of three years with invoicing occurring in annual installments at the beginning of each year in the subscription period.
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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. The Company records a receivable when revenue is recognized prior to invoicing. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition. Subscription and fixed-fee professional services arrangements are commonly billed in advance, recognized as deferred revenue, and then amortized into revenue over time. The Company's term-based license contracts are billed annually in advance, recognized as deferred revenue, and then recognized as revenues upfront for the license component and ratably over the term license for the PCS component. However, other professional services arrangements, primarily those recognized on a time-and-materials basis, are billed in arrears following services that have been rendered. In addition, for multi-year term-based license contracts, the revenue allocated to license component is recognized upfront while the billing is on annual basis. This may result in revenue recognition greater than invoiced amounts which results in a receivable balance. Receivables represent an unconditional right to payment. As of October 31, 2021 and January 31, 2021, the balance of accounts receivable, net of the allowance for credit losses, was $179.3 million and $196.0 million, respectively. Of these balances, $20.3 million and $24.2 million represent unbilled receivable amounts as of October 31, 2021 and January 31, 2021, respectively. In addition, as of October 31, 2021 and January 31, 2021, the balance of long-term unbilled receivables was approximately $2.6 million and $7.1 million, respectively, which were included in other assets on the Company's condensed consolidated balance sheet.

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
At any point in the contract term, the transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied. These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. As of October 31, 2021, approximately $1,182.7 million of the transaction price from contracts with customers is allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately three-fourths of these remaining performance obligations within the next 24 months and the remainder thereafter. The Company applies the practical expedient to exclude remaining performance obligations that are part of contracts with an original expected duration of one year or less and contracts where revenue is being recognized under the as-invoiced method. During the three and nine months ended October 31, 2021, the revenue recognized from performance obligations satisfied in prior periods was approximately $1.2 million and $1.6 million, respectively.
Accounts Receivable and Allowances for Credit Losses
The Company extends credit to its customers in the normal course of business and does not require cash collateral or other security to support the collection of customer receivables. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period and provides a reserve when needed based on an assessment of various factors including the aging of the receivable balance, historical experience, and expectations of forward-looking loss estimates. When developing the expectations of forward-looking loss estimates, the Company takes into consideration forecasts of future economic conditions, information about past events, such as historical trends of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. Accounts receivable are written off when deemed uncollectible. The allowances for credit losses were not material as of October 31, 2021 and January 31, 2021.
Marketable Securities
Marketable securities consist of financial instruments such as U.S. treasury securities, U.S. agency obligations, corporate notes and bonds, commercial paper, asset backed securities and certificates of deposit. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at estimated fair value. Credit losses related to the marketable securities are recorded in other income (expense), net in the condensed consolidated statements of operations through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. No credit losses related to marketable securities were recorded by the Company during the three and nine months ended October 31, 2021. Any remaining unrealized losses, or any unrealized gains, for marketable securities are included in accumulated other comprehensive income, a component of stockholders’ equity.

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

Deferred Revenue
Deferred revenue consists of non-cancelable customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancelable contracts that have not yet been billed. During the three and nine months ended October 31, 2021, the Company recognized revenue of $153.1 million and $314.8 million that was included in the deferred revenue balance as of July 31, 2021 and January 31, 2021, respectively.  During the three and nine months ended October 31, 2020, the Company recognized revenue of $107.8 million and $228.0 million that was included in the deferred revenue balance as of July 31, 2020 and January 31, 2020, respectively.
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
The Company capitalized commission costs of $9.1 million and $5.3 million, and amortized $4.8 million and $3.6 million to sales and marketing expense in the accompanying condensed consolidated statements of operations during the three months ended October 31, 2021 and 2020, respectively. The Company capitalized commission costs of $22.4 million and $11.4 million, and amortized $13.3 million and $10.1 million to sales and marketing expense in the accompanying condensed consolidated statements of operations during the nine months ended October 31, 2021 and 2020, respectively.
Redeemable Non-Controlling Interests
During the quarter ended April 30, 2021, the Company established a joint venture in Japan ("Coupa K.K."), which is a variable interest entity, obtaining a 51% controlling interest. Accordingly, the Company consolidated the financial results of the joint venture. The share of the loss in the joint venture attributable to the redeemable non-controlling interests was approximately $273,000 and $790,000 during the three and nine months ended October 31, 2021, respectively.
The agreements with the minority investors of Coupa K.K. contain redemption features whereby the interest held by the minority investors is redeemable either (i) at the option of the minority investors or (ii) at the option of the Company, both beginning on the tenth anniversary of the initial capital contribution. The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded with corresponding adjustments against additional paid-in-capital due to the absence of retained earnings. The carrying amount of the redeemable non-controlling interests is recorded on the Company's condensed consolidated balance sheets as temporary equity.
Leases
Leases arise from contracts that convey the right to control the use of identified property or equipment for a period of time in exchange for consideration. The Company’s leasing arrangements are primarily for office space used to conduct operations.
Leases are classified at commencement as either operating or finance leases. As of October 31, 2021, all of the Company’s leases were classified as operating leases. Rent expense for operating leases is recognized using the straight-line method over the term of the agreement beginning on the lease commencement date.
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
As of October 31, 2021, the Company was not a material lessor in leasing arrangements or a party to material sublease arrangements.
Recent Accounting Guidance
New Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for it. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. The ASU allows entities to use a modified or full retrospective transition method. Under the modified approach, entities will apply the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption. The Company will adopt the new guidance for the fiscal year beginning February 1, 2022, using the modified retrospective approach with the cumulative effect of adoption recognized at the date of initial application through an adjustment to the opening balance of retained earnings. The Company expects the adoption of this guidance will result in a material reclassification from equity to debt as well as a reduction in non-cash interest expense.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). The amendments in this ASU require that an acquirer recognizes and measures contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted. The Company is currently evaluating the timing of adoption and impact of this new standard on its consolidated financial statements and related disclosures.

Note 3. Investments

Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	October 31, 2021
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$208,520	$8	$(166)	$208,362
Corporate notes and bonds	1,297	1	—	1,298
Total marketable securities	$209,817	$9	$(166)	$209,660

	January 31, 2021
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$268,141	$29	$(1)	$268,169
Corporate notes and bonds	14,487	100	—	14,587
Certificates of deposit	280	—	—	280
Total marketable securities	$282,908	$129	$(1)	$283,036

As of October 31, 2021, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$135,900
Due in one year through five years	73,760
Total	$209,660

The Company's marketable securities consist primarily of U.S. Treasury securities. The Company views its marketable securities as available to support its current operations, therefore these marketable securities have been classified as short-term available-for-sale securities.
During the three and nine months ended October 31, 2021 and 2020, there were no material gross realized gains or losses from the sale of certain available-for-sale marketable securities that were reclassified out of accumulated other comprehensive loss.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of October 31, 2021, the unrealized losses and the related risk of expected credit losses were insignificant.
Other Investments
The Company's other investments include non-marketable debt and equity investments in privately-held companies, which do not have a readily determinable fair value. As of October 31, 2021 and January 31, 2021, the balance of non-marketable debt and equity investments was $10.0 million and zero, respectively. Since the initial investments, there have been no impairments or adjustments to the carrying amount of the debt and equity investments during the three and nine months ended October 31, 2021.

Note 4. Fair Value Measurements
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at October 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:(1)
Money market funds	$220,198	$—	$—	$220,198
Marketable securities:
U.S. treasury securities	—	208,362	—	208,362
Corporate notes and bonds	—	1,298	—	1,298
Other investments:
Privately-held debt investments	—	—	5,000	5,000
Total assets	$220,198	$209,660	$5,000	$434,858

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
(2)The derivative liabilities were related to foreign currency forward contracts at a notional amount of $2.9 million. The derivative liabilities were included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets at January 31, 2021. The foreign currency forward contracts matured during the three months ended April 30, 2021 and were not renewed.
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
The table above does not include the Company's non-marketable equity investments. As of October 31, 2021 and January 31, 2021, the carrying value of non-marketable equity investments was $5.0 million and zero, respectively.
Convertible Senior Notes
The Company has $1,380.0 million in aggregate principal amount of 0.375% convertible senior notes due in 2026 (the “2026 Notes”), $805.0 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (the “2025 Notes”) and $1.8 million in aggregate principal amount of 0.375% convertible senior notes due in 2023 (the “2023 Notes” and, together with the 2025 Notes and 2026 Notes, the “Convertible Notes”) outstanding as of October 31, 2021. Refer to Note 8, “Convertible Senior Notes” for further details on the Convertible Notes.

The Company carries the Convertible Notes at par value less the portion allocated to equity and the related unamortized discount and issuance costs on its condensed consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value of the 2026 Notes, 2025 Notes and 2023 Notes, based on a market approach as of October 31, 2021, was approximately $1,517.0 million, $1,257.1 million and $9.0 million, respectively, which represents a Level 2 valuation estimate. The estimated fair value of the 2026 Notes, 2025 Notes and 2023 Notes, based on a market approach as of January 31, 2021, was approximately $1,775.0 million, $1,617.5 million and $61.2 million, respectively, which represents a Level 2 valuation estimate. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last trade completed prior to the end of the period.
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
The Company incurred costs related to this acquisition of approximately $440,000 for the nine months ended October 31, 2021. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date and are not material to the Company’s condensed consolidated financial results. Pro forma results of operations for this acquisition have not been presented as the financial impact on the Company’s condensed consolidated financial statements would be immaterial.

LLamasoft, Inc.

On November 2, 2020, the Company completed the acquisition of Laurel Parent Holdings, Inc. and its subsidiaries ("LLamasoft"), a supply chain design and analysis software and solutions company, with total purchase consideration of approximately $1.4 billion. Refer to the Company's fiscal 2021 Form 10-K for further information. There have been no significant changes to the preliminary purchase price allocation performed when the acquisition was completed.

Note 6. Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	October 31, 2021	January 31, 2021
Furniture and equipment	$14,394	$11,955
Software development costs	53,054	43,857
Leasehold improvements	7,051	5,465
Construction in progress	357	848
Total property and equipment	74,856	62,125
Less: accumulated depreciation and amortization	(44,695)	(33,859)
Property and equipment, net	$30,161	$28,266

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $1.3 million and $900,000 for the three months ended October 31, 2021 and 2020, respectively, and $3.8 million and $2.2 million for the nine months ended October 31, 2021 and 2020, respectively.

Amortization expense related to software development costs was approximately $2.6 million and $2.0 million for the three months ended October 31, 2021 and 2020, respectively, and $7.2 million and $5.0 million for the nine months ended October 31, 2021 and 2020, respectively.

Note 7. Goodwill and Other Intangible Assets
Goodwill
The following table represents the changes in goodwill (in thousands):

Balance at January 31, 2021	$1,480,847
Additions from acquisitions	34,409
Foreign currency translation adjustments	(343)
Other adjustments	228
Balance at October 31, 2021	$1,515,141

Other Intangible Assets
The following table summarizes the other intangible assets balances (in thousands):

	As of
	October 31, 2021				January 31, 2021
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.3	$484,510	$(130,726)	$353,784	$474,120	$(69,560)	$404,560
Customer relationships	3.9	256,082	(66,241)	189,841	254,437	(27,727)	226,710
Trademarks	0.1	2,419	(2,416)	3	2,419	(1,516)	903
Total other intangible assets		$743,011	$(199,383)	$543,628	$730,976	$(98,803)	$632,173

Amortization expense related to other intangible assets was approximately $33.5 million and $11.1 million for the three months ended October 31, 2021 and 2020, respectively, and $100.6 million and $30.3 million for the nine months ended October 31, 2021 and 2020, respectively.

As of October 31, 2021, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2022 (remaining three months)	$32,965
2023	128,111
2024	121,994
2025	102,849
2026	78,559
Thereafter	79,150
Total	$543,628

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
The 2026 Notes were not convertible at October 31, 2021, as none of the 2026 Notes conversion conditions were met.
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
The conversion condition for the 2025 Notes was initially met during the three months ended July 31, 2020 and it continued to be met during the three months ended October 31, 2021. As a result, the 2025 Notes continued to be convertible at the option of the holders and remained classified as current liabilities on the condensed consolidated balance sheet as of October 31, 2021. For the three and nine months ended October 31, 2021, the conversions of the 2025 Notes were not material.
As of October 31, 2021, approximately $805.0 million principal amount of 2025 Notes remained outstanding. From November 1, 2021 to the date of this filing, the Company has received conversion requests for an immaterial principal amount of the 2025 Notes, which are expected to be settled during the quarter ended January 31, 2022.
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
The conversion condition for the 2023 Notes was initially met during the three months ended April 30, 2019, and has been met for each subsequent fiscal quarter. As a result, the 2023 Notes were convertible at the option of the holders and remained classified as current liabilities on the condensed consolidated balance sheet as of October 31, 2021. For the nine months ended October 31, 2021, the Company settled conversion requests on the principal amount of the 2023 Notes totaling approximately $7.1 million by paying cash for the principal amount of $7.1 million and issuing 132,088 shares of the Company’s common stock, bearing a fair value of approximately $32.3 million. Correspondingly, for the nine months ended October 31, 2021, the Company recognized a loss of approximately $0.4 million on the conversion of the 2023 Notes representing the fair value in excess of the net carrying amount of the liability component of the converted notes on the respective settlement dates. The amount is included in other income (expense), net in the Company’s condensed consolidated statement of operations.
As of October 31, 2021, approximately $1.8 million principal amount of 2023 Notes remained outstanding. In addition, from November 1, 2021 to the date of this filing, the Company has not received any additional conversion requests for the 2023 Notes.
The Company may redeem for cash all or any portion of the 2023 Notes, at its option, on or after January 20, 2021, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the nine months ended October 31, 2021, the Company did not redeem any of the 2023 Notes.

The 2026 Notes, 2025 Notes and 2023 Notes consisted of the following (in thousands):

	As of			As of
	October 31, 2021			January 31, 2021
	2026 Notes	2025 Notes	2023 Notes	2026 Notes	2025 Notes	2023 Notes
Liability:
Principal	$1,380,000	$804,993	$1,752	$1,380,000	$804,999	$8,832
Unamortized debt discount and issuance costs (1)	(427,715)	(172,962)	(142)	(482,475)	(203,638)	(1,125)
Net carrying amount	$952,285	$632,031	$1,610	$897,525	$601,361	$7,707
Carrying amount of the equity component (2)	$501,053	$246,966	$460	$501,053	$246,966	$1,560
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
The effective interest rates of the liability component of the 2026 Notes, 2025 Notes and 2023 Notes, excluding each tranche of notes’ conversions options, is 8.83%, 7.05% and 7.66%, respectively. As of October 31, 2021 the if-converted value of the 2026 Notes did not exceed the principal amount and as of January 31, 2021 the if-converted value of the 2026 Notes exceeded the principal amount by $62.5 million. As of October 31, 2021 and January 31, 2021, the if-converted value of the 2025 Notes exceeded the principal amount by $343.5 million and $757.9 million, respectively. As of October 31, 2021 and January 31, 2021, the if-converted value of the 2023 Notes exceeded the principal amount by $7.2 million and $52.7 million, respectively.
During the three months ended October 31, 2021 and 2020, the Company recognized $29.5 million and $27.4 million, respectively, of interest expense related to the amortization of debt discount and issuance costs, and $1.5 million and $1.6 million, respectively, of coupon interest expense. During the nine months ended October 31, 2021 and 2020, the Company recognized $85.7 million and $58.7 million, respectively, of interest expense related to the amortization of debt discount and issuance costs, and $4.6 million and $2.8 million, respectively, of coupon interest expense.
As of October 31, 2021, the remaining life of the 2026 Notes, 2025 Notes and 2023 Notes is approximately 4.6 years, 3.6 years and 1.2 years, respectively.
Capped Calls
In conjunction with the issuance of the 2026 Notes, 2025 Notes and 2023 Notes, the Company entered into capped call transactions (the “Capped Calls”) on the Company’s common stock with certain counterparties at a price of $192.8 million, $118.7 million and $23.3 million, respectively.
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

Note 9. Commitments and Contingencies
Commitments
The Company leases office space under non-cancelable operating leases with various expiration dates through February 2030. For the three months ended October 31, 2021 and 2020, lease costs in relation to long-term leases were approximately $3.7 million and $2.8 million, respectively, and $10.7 million and $8.1 million for the nine months ended October 31, 2021 and 2020, respectively. For the three months ended October 31, 2021 and 2020, short-term lease costs were approximately $500,000 and $300,000, respectively, and $1.5 million and $800,000 for the nine months ended October 31, 2021 and 2020, respectively. Variable lease costs were immaterial for the three and nine months ended October 31, 2021 and 2020. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments or the lease right-of-use asset/lease liability.
For the three months ended October 31, 2021 and 2020, cash paid for operating lease liabilities was approximately $4.0 million and $2.7 million, respectively, and $11.2 million and $8.0 million for the nine months ended October 31, 2021 and 2020, respectively. For the three months ended October 31, 2021 and 2020, right-of-use assets obtained in exchange of lease obligations was approximately $2.7 million and $0.9 million, respectively, and $5.7 million and $3.9 million for the nine months ended October 31, 2021 and 2020, respectively. As of October 31, 2021, the weighted-average remaining lease term was 3.5 years, and the weighted-average discount rate was 6.3%.
As of October 31, 2021, the remaining maturities of operating lease liabilities and future purchase obligations are as follows (in thousands):

Year Ending January 31,	Operating Lease Obligations	Future Purchase Obligations
2022 (remaining three months)	$3,731	$15,304
2023	14,230	45,266
2024	12,531	42,670
2025	6,990	54,142
2026	3,690	53,884
Thereafter	3,067	—
Total payments	44,239	$211,266
Less imputed interest	(4,664)
Total	$39,575

The Company's future purchase obligations in the table above primarily includes contractual purchase obligations for hosting services and other services to support the Company's business operations.
Contingencies
On June 10, 2021, the Company was served with notice of a complaint filed in U.S. District Court for the Southern District of Florida by DCR Workforce, Inc., as plaintiff, against Coupa Software Incorporated, as defendant. The complaint alleged breach of contract and other claims, and sought various damages from the Company including 206,065 shares of the Company’s common stock. The complaint related to the Company’s purchase of DCR’s vendor management software (VMS) business in August 2018. Under the purchase agreement, the Company agreed to issue additional stock to DCR as contingent (earn-out) consideration if the VMS business achieved certain revenue-related milestones during three measurement periods that continue through December 31, 2022. The VMS business met the target for the first measurement period and DCR was issued stock. It did not meet the target for the second measurement period. After DCR was notified, it filed the complaint.

    On August 4, 2021, pursuant to a forum selection provision in the purchase agreement, the district court granted the Company’s motion to transfer venue to the U.S. District Court for the Northern District of California. On October 13, 2021, the court granted the Company’s motion to dismiss in its entirety and dismissed the case with prejudice. On November 11, 2021, DCR filed a notice of appeal of the district court’s decision. Given the early stage of the appeal, the amount of any loss or range of loss that may occur cannot be reasonably estimated as of the date of this filing.
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
Preferred Stock
As of October 31, 2021, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.
2016 Equity Incentive Plan
The 2016 Equity Incentive Plan (the “2016 Plan”) provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and performance cash awards. The 2016 Plan replaced the Company’s 2006 Stock Plan; however, awards outstanding under the 2006 Stock Plan will continue to be governed by their existing terms. As of October 31, 2021, the Company had 12,747,822 shares of its common stock available for future issuance under the 2016 Plan.
In addition, the Company has the 2016 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code. The purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first day of the applicable offering period or the fair market value per share on the applicable purchase date. As of October 31, 2021, the Company had 2,326,540 shares of its common stock available for future issuances under the ESPP. As of October 31, 2021, the total unrecognized compensation cost related to the 2016 ESPP was $18.3 million, which will be amortized over a weighted-average period of approximately 1.8 years.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity related to the Company’s RSUs during the nine months ended October 31, 2021:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Awarded and unvested at January 31, 2021	2,530,280	$123.56
Awards granted	1,002,689	$245.71
Awards vested	(951,082)	$102.18
Awards forfeited	(233,263)	$183.64
Awarded and unvested at October 31, 2021	2,348,624	$176.95
(1)The above table includes restricted share units with market and service-based conditions.
As of October 31, 2021, there was approximately $393.7 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.7 years.
Market-based Options and Awards

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

In March 2020, the Board of Directors of the Company granted market-based restricted stock unit awards (the “2020 PSU Grant”) to certain members of management. As of October 31, 2021, the three-year performance period related to the 2020 PSU Grant and 2021 PSU Grant had not been completed. Refer to the Company's fiscal 2021 Form 10-K for further information.

In September 2016 and March 2018, certain service and market-based options were granted to the Chief Executive Officer. Refer to the Company's fiscal 2021 Form 10-K for further information. As of October 31, 2021, all market-based milestones of the stock options granted to the Chief Executive Officer were achieved.

Stock-based compensation expense recognized for market-based awards was approximately $3.4 million and $1.7 million for the three months ended October 31, 2021 and 2020, respectively, and approximately $9.7 million and $5.3 million for the nine months ended October 31, 2021 and 2020, respectively.
Stock Options
The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the nine months ended October 31, 2021 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at January 31, 2021	2,608,640	$20.65	5.6	$754,478
Option grants	—	$—	—	$—
Options exercised	(597,586)	$12.43
Options forfeited	(4,843)	$61.43
Balance at October 31, 2021	2,006,211	$23.00	4.8	$410,681
Exercisable at October 31, 2021	1,904,832	$20.53	4.7	$394,619

(1)The above table includes 761,839 stock options with market and service based conditions.
The aggregate intrinsic value of exercised options was $144.6 million and $296.0 million for the nine months ended October 31, 2021 and 2020, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
As of October 31, 2021, there was approximately $2.1 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over an estimated weighted-average amortization period of approximately 1.2 years.
The Company’s total stock-based compensation expense was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,

	2021	2020	2021	2020
Cost of revenue:
Subscription	$4,162	$2,836	$11,063	$7,641
Professional services and other	4,729	2,939	12,984	8,303
Research and development	11,357	7,691	33,075	21,131
Sales and marketing	13,217	9,790	36,668	26,558
General and administrative	16,994	13,555	51,461	31,218
Total	$50,459	$36,811	$145,251	$94,851

Note 11. Income Taxes
The Company is subject to federal and various state income taxes in the United States as well as income taxes in foreign jurisdictions in which it conducts business. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely.
The Company recorded a tax benefit of approximately $0.5 million and $1.4 million for the three months ended October 31, 2021 and 2020, respectively. The Company recorded a tax benefit of approximately $2.7 million for the nine months ended October 31, 2021, representing an effective tax rate of 0.97%, which was primarily attributable to a reversal of a U.S. deferred tax liability, foreign excess tax benefits related to stock-based compensation, and remeasurement of deferred tax assets due to tax rate changes in the UK, offset by income taxes related to foreign and state jurisdictions in which the Company conducts business. The Company recorded a tax benefit of approximately $5.5 million for the nine months ended October 31, 2020, representing an effective tax rate of 4.39%, which was primarily attributable to excess tax benefits related to stock-based compensation, offset by income taxes related to foreign and state jurisdictions in which the Company conducts business.
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
The following table sets forth the computation of the basic and diluted net loss per share attributable to Coupa Software Incorporated (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Numerator:
Net loss attributable to Coupa Software Incorporated	$(91,203)	$(60,798)	$(283,027)	$(118,730)
Denominator:
Weighted-average common shares outstanding	74,133	68,941	73,514	67,349
Net loss per share, basic and diluted, attributable to Coupa Software Incorporated	$(1.23)	$(0.88)	$(3.85)	$(1.76)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of October 31,
	2021	2020
Options to purchase common stock	2,006,211	2,866,008
RSUs	2,348,624	2,806,482
Unvested common shares subject to repurchase	137,143	208,766
Shares committed under the ESPP	22,498	22,580
Contingent stock consideration for DCR acquisition	171,073	377,138
Total	4,685,549	6,280,974

Additionally, approximately 4.7 million, 5.0 million and 39 thousand shares underlying the conversion option in the 2026 Notes, 2025 Notes and 2023 Notes, respectively, are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. These numbers of shares are subject to adjustment up to approximately 6.2 million, 6.8 million and 0.1 million shares for the 2026 Notes, 2025 Notes and 2023 Notes, respectively, if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share attributable to Coupa Software Incorporated, if applicable. During the three months ended October 31, 2021, the average market price of the Company’s common stock exceeded the conversion price of the 2023 Notes and 2025 Notes of $44.51 per share and $159.60 per share, respectively, and did not exceed the conversion price of the 2026 Notes of $296.45 per share.

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

Note 14. Significant Customers and Geographic Information
No customer balance comprised 10% or more of total accounts receivable at October 31, 2021 or January 31, 2021.
During the three and nine months ended October 31, 2021 and October 31, 2020, revenues by geographic area, based on billing addresses of the customers, were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
United States	$112,808	$81,865	$318,017	$239,239
Foreign countries	73,008	51,099	213,974	138,860
Total revenues	$185,816	$132,964	$531,991	$378,099

No single foreign country represented more than 10% of the Company’s revenues in any period. Additionally, no single customer represented more than 10% of the Company’s revenues in any period.

Note 15. Related Parties
One of the Company’s customers, T. Rowe Associates, Inc., is also an investment adviser of certain of the Company’s stockholders. T. Rowe Associates, Inc. held more than 10% of the Company’s voting common stock during the three and nine months ended October 31, 2021. The Company recognized subscription revenue from this customer of approximately $0.3 million for both the three months ended October 31, 2021 and 2020, respectively, and approximately $0.8 million for both the nine months ended October 31, 2021 and 2020. The Company had no receivables balance from this customer at October 31, 2021 or January 31, 2021.

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
We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the three and nine months ended October 31, 2021 and 2020, respectively.
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
We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and modules to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa, Latin America and Asia-Pacific, including Japan. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 40% and 37% of our total revenues for each of the nine months ended October 31, 2021 and 2020, respectively. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.

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
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic has infected populations within the United States and many other regions at fluctuating rates. Recently, infection and hospitalization rates in many regions in the United States, Europe and elsewhere have been increasing - in many cases notwithstanding concurrently increasing rates of vaccination - largely due to the emergence of discovered variants that are thought to be more contagious (such as the increasingly widespread "Delta variant"). The pandemic continues to evolve, as evidenced by the recent "Omicron variant" reports. The COVID-19 pandemic has resulted in authorities implementing numerous measures to try to contain and mitigate the virus, including travel bans and restrictions, business shut-downs and limitations, quarantines, and shelter-in-place and social distancing orders.
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
In March 2021, we established a joint venture with Japan Cloud. This joint venture is intended to enable us to scale to support the growing number of Japanese companies looking to gain greater efficiency and agility through BSM. As of October 31, 2021, we had a 51% controlling ownership interest in the joint venture.
In fiscal 2022, we announced the launch of Coupa Ventures, a fund to foster innovation in BSM. Coupa Ventures will invest in early and growth-stage companies that we believe are breaking down inefficiencies in how businesses manage their spend, aligning processes and decisions across supply chain, procurement, and finance. As of October 31, 2021, we have invested a total of $10.0 million in portfolio companies.

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
Key Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of October 31,
	2021	2020
Cumulative spend under management (in billions)	$3,032.1	$2,112.1
Remaining performance obligations (in millions)	$1,182.7	$747.8
Deferred revenue (in millions)	$366.3	$255.9
Trailing twelve months calculated billings (in millions)	$805.9	$553.0
Customers with annualized subscription revenue above $100,000	1,315	1,000

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
Our deferred revenue consists of non-cancelable amounts that have been invoiced but not yet recognized as revenues as of the end of a reporting period. The majority of our deferred revenue balance consists of subscription revenues that are recognized ratably over the related contractual period.
Trailing Twelve Months Calculated Billings
Trailing twelve months calculated billings represents total revenues recognized during the period of consecutive twelve months ended October 31, 2021 and October 31, 2020 plus the change in deferred revenue for each of those same periods. Trailing twelve month calculated billings is comprised of subscription contracts with existing customers (including renewal contracts and add-on contracts), subscription contracts with new customers, term-based license contracts, and contracts for professional services, training and other revenues.
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

Professional services revenues and other consist primarily of fees associated with the implementation and configuration of our subscription service and revenues allocated to the license component for sales of term-based licenses. Professional services are generally sold on a time-and-materials or fixed-fee basis. Revenue for both time-and-material and fixed-fee arrangements are recognized over-time as the services are performed. We have the ability to reasonably measure progress towards completion of the professional services arrangements. For fixed-fee and time-and-material arrangements, we recognize revenue on the basis of performed hours relative to the total estimated hours to complete satisfaction of the professional service arrangement. For the license component from the sales of term-based licenses, we recognize revenues at the start of the license term when delivery is complete.
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

General and Administrative
General and administrative expenses consist of personnel costs and related expenses for executive, finance, legal, human resources, recruiting, and administrative personnel, including salaries, benefits, bonuses and stock-based compensation expense; professional fees for external legal, accounting, recruiting and other consulting services and allocated overhead costs. During the nine months ended October 31, 2020, general and administrative expenses included a benefit of $12.5 million related to the reversal of the Yapta contingent consideration payable. Refer to the Company’s consolidated financial statements for the year ended January 31, 2021 for details of the contingent consideration payable.

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
Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended October 31,				Nine Months Ended October 31,

	2021		2020		2021		2020

	(in thousands, except percentages)
Revenues:
Subscription	$164,745	89%	$118,083	89%	$461,079	87%	$335,399	89%
Professional services and other	21,071	11	14,881	11	70,912	13	42,700	11
Total revenues	185,816	100	132,964	100	531,991	100	378,099	100
Cost of revenues:
Subscription	52,279	28	36,528	27	154,701	29	99,335	26
Professional services and other	25,341	14	14,259	11	81,865	15	42,729	11
Total cost of revenues	77,620	42	50,787	38	236,566	44	142,064	38
Gross profit	108,196	58	82,177	62	295,425	56	236,035	62
Operating expenses:
Research and development	39,990	21	30,528	23	125,625	24	87,459	23
Sales and marketing	83,779	45	53,204	40	237,902	45	149,831	40
General and administrative	40,513	22	32,092	24	116,139	22	69,941	18
Total operating expenses	164,282	88	115,824	87	479,666	91	307,231	81
Loss from operations	(56,086)	(30)	(33,647)	(25)	(184,241)	(35)	(71,196)	(19)
Interest expense	(31,130)	(17)	(29,308)	(22)	(90,854)	(17)	(61,820)	(16)
Other income (expense), net	(1,298)	(1)	746	1	(2,746)	(1)	8,833	2
Loss before benefit from income taxes	(88,514)	(48)	(62,209)	(47)	(277,841)	(53)	(124,183)	(33)
Benefit from income taxes	(476)	—	(1,411)	(1)	(2,697)	(1)	(5,453)	(1)
Net loss	(88,038)	(48)	(60,798)	(46)	(275,144)	(52)	(118,730)	(32)
Net loss attributable to redeemable non-controlling interests	(273)	—	—	—	(790)	—	—	—
Adjustment attributable to redeemable non-controlling interests	3,438	2	—	—	8,673	2	—	—
Net loss attributable to Coupa Software Incorporated	$(91,203)	(49)%	$(60,798)	(46)%	$(283,027)	(53)%	$(118,730)	(32)%
Three Months Ended October 31, 2021 and October 31, 2020
Revenues

	Three Months Ended October 31,

	2021	2020	% Change
	(in thousands)
Subscription	$164,745	$118,083	40%
Professional services and other	21,071	14,881	42%
Total revenues	$185,816	$132,964	40%

Total revenues were $185.8 million for the three months ended October 31, 2021 compared to $133.0 million for the three months ended October 31, 2020, an increase of $52.9 million, or 40%. Subscription revenues were $164.7 million, or 89% of total revenues, for the three months ended October 31, 2021, compared to $118.1 million, or 89% of total revenues, for the three months ended October 31, 2020. This increase in absolute dollars was predominantly driven by the increase in the number of customers with annualized subscription revenue above $100,000, which was 1,315 as of October 31, 2021, compared to 1,000 as of October 31, 2020. Professional services and other revenues were $21.1 million for the three months ended October 31, 2021 compared to $14.9 million for the three months ended October 31, 2020. The increase of $6.2 million, or 42%, was primarily due to increases in implementation services related to new customers.

We will continue to monitor the COVID-19 pandemic carefully and its impact on our customers and customer acquisitions.

Cost of Revenues

	Three Months Ended October 31,

	2021	2020	% Change
	(in thousands)
Subscription	$52,279	$36,528	43%
Professional services and other	25,341	14,259	78%
Total cost of revenues	$77,620	$50,787	53%

Cost of subscription was $52.3 million for the three months ended October 31, 2021 compared to $36.5 million for the three months ended October 31, 2020, an increase of $15.8 million, or 43%. The increase in cost of subscription was primarily due to an increase of $8.5 million in amortization of developed technology assets related to acquisitions, an increase of $3.6 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $1.5 million in hosting fees to accommodate increased customer spend, and an increase of $2.2 million in other costs driven by our overall growth.
Cost of professional services and other was $25.3 million for the three months ended October 31, 2021 compared to $14.3 million for the three months ended October 31, 2020, an increase of $11.1 million, or 78%. The increase in cost of professional services was primarily due to an increase of $6.8 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $3.4 million in amortization of developed technology assets related to acquisitions, and an increase of $0.9 million in other costs driven by our overall growth.

We will continue to monitor the COVID-19 pandemic carefully and its impact on our cost profile in providing hosting solutions and services to our customers.
Gross Profit

	Three Months Ended October 31,

	2021	2020	% Change
	(in thousands)
Gross profit	$108,196	$82,177	32%

Gross profit was $108.2 million for the three months ended October 31, 2021, compared to $82.2 million for the three months ended October 31, 2020, an increase of $26.0 million, or 32%. The increase in gross profit was primarily due to the acquisition of new customers with annualized subscription revenue above $100,000. Gross margin was 58% for the three months ended October 31, 2021, compared to 62% for the three months ended October 31, 2020. The decrease in gross margin was primarily due to the increase in amortization of developed technology assets related to acquisitions.
Operating Expenses
Research and Development

	Three Months Ended October 31,

	2021	2020	% Change
	(in thousands)
Research and development	$39,990	$30,528	31%

Research and development expenses were $40.0 million for the three months ended October 31, 2021 compared to $30.5 million for the three months ended October 31, 2020, an increase of $9.5 million, or 31%. The increase was primarily due to an increase of $8.2 million in employee compensation costs related to higher headcount, including stock-based compensation costs, and an increase of $1.3 million in other costs driven by our overall growth.
Sales and Marketing

	Three Months Ended October 31,

	2021	2020	% Change
	(in thousands)
Sales and marketing	$83,779	$53,204	57%

Sales and marketing expenses were $83.8 million for the three months ended October 31, 2021 compared to $53.2 million for the three months ended October 31, 2020, an increase of $30.6 million, or 57%. The increase was primarily due to an increase of $12.6 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $10.5 million in amortization of customer relationship assets related to acquisitions, an increase of $5.1 million in marketing and advertising activity costs, and an increase of $2.4 million in other costs driven by our overall growth.
General and Administrative

	Three Months Ended October 31,

	2021	2020	% Change
	(in thousands)
General and administrative	$40,513	$32,092	26%

General and administrative expenses were $40.5 million for the three months ended October 31, 2021 compared to $32.1 million for the three months ended October 31, 2020, an increase of $8.4 million, or 26%. The increase was primarily due to an increase of $6.6 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $1.5 million in recruiting costs, and an increase of $0.3 million in other costs driven by our overall growth.
Interest Expense

	Three Months Ended October 31,

	2021	2020	% Change
	(in thousands)
Interest expense	$31,130	$29,308	6%

Interest expense was $31.1 million for the three months ended October 31, 2021 compared to $29.3 million for the three months ended October 31, 2020. The increase in interest expense is primarily related to amortization of the debt discount and issuance costs on the convertible notes.
Other Income (Expense), Net

	Three Months Ended October 31,

	2021	2020	% Change
	(in thousands)
Other income (expense), net	$(1,298)	$746	NM

Other expense, net was $1.3 million for the three months ended October 31, 2021 compared to other income, net of $0.7 million for the three months ended October 31, 2020. The $2.0 million decrease in other income (expense), net was primarily due to a decrease of $1.5 million in income earned from our investments in marketable securities and money market funds primarily as a result of a reduced amount of investments and a decrease of $0.5 million in other miscellaneous items, including unfavorable fluctuations of foreign currency exchange rates.
Benefit from Income Taxes

	Three Months Ended October 31,

	2021	2020	% Change
	(in thousands)
Benefit from income taxes	$(476)	$(1,411)	(66)%

The benefit from income taxes was $0.5 million for the three months ended October 31, 2021 compared to a tax benefit of $1.4 million for the three months ended October 31, 2020. The benefit from income taxes for the three months ended October 31, 2021 was primarily related to the reversal of a U.S. deferred tax liability and foreign excess tax benefits related to stock-based compensation, partially offset by foreign tax expense. We maintain a full valuation allowance on net deferred tax assets of our U.S. entities as we have concluded that it is unlikely that these deferred income tax assets will be utilized.

Nine Months Ended October 31, 2021 and October 31, 2020

Revenues

	Nine Months Ended October 31,

	2021	2020	% Change
	(in thousands)
Subscription	$461,079	$335,399	37%
Professional services and other	70,912	42,700	66%
Total revenues	$531,991	$378,099	41%

Total revenues were $532.0 million for the nine months ended October 31, 2021 compared to $378.1 million for the nine months ended October 31, 2020, an increase of $153.9 million, or 41%. Subscription revenues were $461.1 million, or 87% of total revenues, for the nine months ended October 31, 2021, compared to $335.4 million, or 89% of total revenues, for the nine months ended October 31, 2020. This increase in absolute dollars was predominantly driven by the increase in the number of customers with annualized subscription revenue above $100,000, which was 1,315 as of October 31, 2021, compared to 1,000 as of October 31, 2020. Professional services and other revenues were $70.9 million for the nine months ended October 31, 2021 compared to $42.7 million for the nine months ended October 31, 2020. The increase of $28.2 million, or 66%, was primarily due to increases in implementation services related to new customers.
Cost of Revenues

	Nine Months Ended October 31,

	2021	2020	% Change
	(in thousands)
Subscription	$154,701	$99,335	56%
Professional services and other	81,865	42,729	92%
Total cost of revenues	$236,566	$142,064	67%

Cost of subscription was $154.7 million for the nine months ended October 31, 2021 compared to $99.3 million for the nine months ended October 31, 2020, an increase of $55.4 million, or 56%. The increase in cost of subscription was primarily due to an increase of $22.8 million in amortization of developed technology assets related to acquisitions, an increase of $11.9 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $10.6 million in hosting fees to accommodate increased customer spend, an increase of $4.8 million in other costs driven by our overall growth, an increase of $3.7 million in software costs to manage our platform, and an increase of $1.6 million in amortization of capitalized development costs.

Cost of professional services was $81.9 million for the nine months ended October 31, 2021 compared to $42.7 million for the nine months ended October 31, 2020, an increase of $39.2 million, or 92%. The increase in cost of professional services was primarily due to an increase of $21.7 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $15.4 million in amortization of developed technology assets related to acquisitions, and an increase of $2.1 million in other costs driven by our overall growth.
Gross Profit

	Nine Months Ended October 31,

	2021	2020	% Change
	(in thousands)
Gross profit	$295,425	$236,035	25%

Gross profit was $295.4 million for the nine months ended October 31, 2021, compared to $236.0 million for the nine months ended October 31, 2020, an increase of $59.4 million, or 25%. The increase in gross profit was primarily due to the acquisition of new customers with annualized subscription revenue above $100,000. Gross margin was 56% for the nine months ended October 31, 2021, compared to 62% for the nine months ended October 31, 2020. The decrease in gross margin was primarily due to the increase in amortization of developed technology assets related to acquisitions.
Operating Expenses
Research and Development

	Nine Months Ended October 31,

	2021	2020	% Change
	(in thousands)
Research and development	$125,625	$87,459	44%

Research and development expenses were $125.6 million for the nine months ended October 31, 2021 compared to $87.5 million for the nine months ended October 31, 2020, an increase of $38.2 million, or 44%. The increase was primarily due to an increase of $32.0 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $2.1 million in hosting fees, and an increase of $4.1 million in other costs driven by our overall growth.
Sales and Marketing

	Nine Months Ended October 31,

	2021	2020	% Change
	(in thousands)
Sales and marketing	$237,902	$149,831	59%

Sales and marketing expenses were $237.9 million for the nine months ended October 31, 2021 compared to $149.8 million for the nine months ended October 31, 2020, an increase of $88.1 million, or 59%. The increase was primarily due to an increase of $40.8 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $32.1 million in amortization of customer relationship assets related to acquisitions, an increase of $7.6 million in marketing costs, an increase of $1.0 million in third party services, such as contractors and consulting fees, and an increase of $6.6 million in other costs driven by our overall growth.

General and Administrative

	Nine Months Ended October 31,

	2021	2020	% Change
	(in thousands)
General and administrative	$116,139	$69,941	66%

General and administrative expenses were $116.1 million for the nine months ended October 31, 2021 compared to $69.9 million for the nine months ended October 31, 2020, an increase of $46.2 million, or 66%. The increase was primarily due to an increase of $33.2 million in employee compensation costs related to higher headcount, including stock-based compensation costs, a non-recurring prior period benefit of $12.5 million arising from the reversal of the Yapta contingent consideration liability, an increase of $3.8 million in third party services, such as legal and accounting fees in relation to certain acquisitions, recruiting and other costs driven by our overall growth, offset by a release of allowances for credit losses of $3.3 million.
Interest Expense

	Nine Months Ended October 31,

	2021	2020	% Change
	(in thousands)
Interest expense	$90,854	$61,820	47%

Interest expense was $90.9 million for the nine months ended October 31, 2021 compared to $61.8 million for the nine months ended October 31, 2020. The $29.1 million increase in interest expense was primarily due to amortization of the debt discount and issuance costs on the 2026 Notes issued in the middle of the second quarter of fiscal 2021.
Other Income (Expense), Net

	Nine Months Ended October 31,

	2021	2020	% Change
	(in thousands)
Other income (expense), net	$(2,746)	$8,833	NM

Other expense, net was $2.7 million for the nine months ended October 31, 2021 compared to other income, net of $8.8 million for the nine months ended October 31, 2020. The $11.5 million decrease in other income (expense), net was primarily due to a decrease of $5.1 million in income earned from our investments in marketable securities and money market funds primarily as a result of a lower market yield and reduced amount of investments, a decrease of $3.5 million in gains from early conversions on the 2023 Notes, and $2.9 million decrease in other miscellaneous items, including unfavorable fluctuations related to foreign currency exchange rates.
Benefit From Income Taxes

	Nine Months Ended October 31,

	2021	2020	% Change
	(in thousands)
Benefit from income taxes	$(2,697)	$(5,453)	(51)%

The benefit from income taxes was $2.7 million for the nine months ended October 31, 2021 compared to a tax benefit of $5.5 million for the nine months ended October 31, 2020. The benefit from income taxes for the nine months ended October 31, 2021 was primarily related to the reversal of a U.S. deferred tax liability, foreign excess tax benefits related to stock-based compensation, and remeasurement of deferred tax assets due to tax rate changes in the UK offset by foreign tax expense. The decrease in the current year benefit compared to the same period in the prior year is mainly attributable to an increase in income tax expenses and a decrease in the foreign excess tax benefits related to stock-based compensation. We maintain a full valuation allowance on net deferred tax assets of our U.S. entities as we have concluded that it is unlikely that these deferred income tax assets will be utilized.

Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of October 31, 2021, we had cash and cash equivalents of $458.2 million, and marketable securities of $209.7 million.
We had outstanding 2023 Notes, 2025 Notes and 2026 Notes with principal amounts of $1.8 million, $805.0 million and $1,380.0 million, respectively, as of October 31, 2021.
As of October 31, 2021, the remaining 2023 Notes with a principal amount of $1.8 million and 2025 Notes with a principal amount of $805.0 million are convertible at the option of the holders. We have the ability to settle the Convertible Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. As of October 31, 2021, there were no unsettled conversion requests related to the 2023 Notes. From November 1, 2021 to the date of this filing, we have received additional conversion requests for an immaterial principal amount of the 2025 Notes, which are expected to be settled during the quarter ended January 31, 2022. The 2026 Notes were not convertible as of October 31, 2021. It is our current intent to settle conversions of the remaining 2023 Notes, 2025 Notes and 2026 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock.
In conjunction with the issuance of the Convertible Notes, we entered into capped call transactions that reduce our exposure to additional cash payments above principal balances in the event of a cash conversion of the Convertible Notes. We may owe additional cash to the noteholders upon early conversion if our stock price exceeds $63.821 per share for the 2023 Notes, $295.550 for the 2025 Notes, or $503.415 for the 2026 Notes. Although our incremental exposure to the additional cash payment above the principal amount of the Convertible Notes is reduced by the capped calls, conversion of the Convertible Notes by noteholders may cause dilution to the ownership interests of existing stockholders. We did not exercise the capped calls for the converted 2023 Notes and 2025 Notes. As of October 31, 2021, all the capped calls for the 2023 Notes, 2025 Notes and 2026 Notes remained outstanding.
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
Operating Activities
Cash provided by operating activities for the nine months ended October 31, 2021 was $103.9 million, compared to $57.8 million for the nine months ended October 31, 2020. The increase was primarily driven by cash collections from customers.
Investing Activities
Cash provided by investing activities for the nine months ended October 31, 2021 of $5.5 million was primarily related to $72.5 million of net cash receipts from purchases, maturities and sales of short-term marketable securities, partially offset by $46.7 million in cash used for acquisitions, $10.3 million for the purchases of property and equipment, and $10.0 million for other investments.
Financing Activities
Cash provided by financing activities for the nine months ended October 31, 2021 of $25.5 million was primarily due to approximately $29.0 million of proceeds from the issuance of common stock under the ESPP and exercise of stock options, and investment from redeemable non-controlling interests of $2.2 million, partially offset by $5.7 million for repayments of the 2023 Notes.

Off-Balance Sheet Arrangements
Through October 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Commitments and Contractual Obligations
Our principal commitments and contractual obligations consist of our Convertible Notes, obligations under operating leases for office facilities and contractual purchase obligations for hosting services and web development services that support our business operations. The following table summarizes our non-cancelable contractual obligations as of October 31, 2021:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Convertible senior notes (1)	$2,186,745	$3	$1,752	$2,184,990	$—
Aggregate interest obligations (1)(2)	29,407	6,188	12,366	10,853	—
Operating lease obligations	44,674	15,021	21,846	7,040	767
Purchase obligations	211,266	47,413	89,820	74,033	—
Total contractual obligations	$2,472,092	$68,625	$125,784	$2,276,916	$767
(1)The conversion period for the 2023 Notes and 2025 Notes was open as of October 31, 2021, and as such, the net carrying value of the 2023 Notes and 2025 Notes are included within current liabilities on our condensed consolidated balance sheet. The principal balances of $1.8 million and $805.0 million of the 2023 Notes and 2025 Notes, respectively, were reflected in the payment period in the table above based on the contractual maturity assuming no conversion or repurchase.
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

The following tables provide a reconciliation of loss from operations to non‑GAAP operating income, from net loss attributable to Coupa Software Incorporated to non-GAAP net income attributable to Coupa Software Incorporated, and from net cash provided by operating activities to adjusted free cash flows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,

	2021	2020	2021	2020
Loss from operations	$(56,086)	$(33,647)	$(184,241)	$(71,196)
Stock-based compensation	50,459	36,811	145,251	94,851
Amortization of acquired intangible assets	33,518	11,110	100,575	30,338
Change in fair value of contingent consideration payable	—	—	—	(12,500)
Non-GAAP operating income	$27,891	$14,274	$61,585	$41,493

	Three Months Ended October 31,		Nine Months Ended October 31,

	2021	2020	2021	2020
Net loss attributable to Coupa Software Incorporated	$(91,203)	$(60,798)	$(283,027)	$(118,730)
Stock-based compensation	50,459	36,811	145,251	94,851
Amortization of acquired intangible assets	33,518	11,110	100,575	30,338
Change in fair value of contingent consideration payable	—	—	—	(12,500)
Amortization of debt discount and issuance costs	29,454	27,370	85,716	58,727
Loss (gain) on conversion of convertible senior notes	228	36	357	(3,166)
Income tax effects and adjustments	(2,362)	(1,503)	(8,744)	(6,801)
Adjustment attributable to redeemable non-controlling interests	3,438	—	8,673	—
Non-GAAP net income attributable to Coupa Software Incorporated	$23,532	$13,026	$48,801	$42,719

	Three Months Ended October 31,		Nine Months Ended October 31,

	2021	2020	2021	2020
Net cash provided by operating activities	$31,015	$19,001	$103,908	$57,798
Less: purchases of property and equipment	(3,594)	(2,531)	(10,256)	(9,559)
Add: repayments of convertible senior notes attributable to debt discount	821	872	1,338	27,208
Adjusted free cash flows	$28,242	$17,342	$94,990	$75,447

We define non-GAAP operating income as loss from operations before stock-based compensation, amortization of acquired intangible assets and the change in fair value of contingent consideration related to an acquisition. We define non-GAAP net income attributable to Coupa Software Incorporated as net loss attributable to Coupa Software Incorporated before stock-based compensation, amortization of acquired intangible assets, the change in fair value of contingent consideration related to an acquisition, amortization of debt discount and issuance costs, gain or loss on conversion of convertible senior notes, the adjustment attributable to redeemable non-controlling interests, and related tax effects, including non-recurring income tax adjustments. We define adjusted free cash flows as net cash provided by operating activities, less purchases of property and equipment, plus repayments of convertible senior notes attributable to debt discount.

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
We performed a sensitivity analysis and determined that if an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currency at the balance sheet dates, it would have resulted in an adverse effect on our net losses attributable to Coupa Software Incorporated of approximately $10.1 million and $7.8 million as of October 31, 2021 and January 31, 2021, respectively. We expect our international operations to continue to grow in the near term and the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases. In addition, we will continue to monitor the COVID-19 pandemic carefully and its impact on our foreign currencies. The majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.
Market Risk and Market Interest Risk
In June 2020, we issued $1,380.0 million aggregate principal amount of 0.375% convertible senior notes due 2026. In June 2019, we issued $805.0 million aggregate principal amount of 0.125% convertible senior notes due 2025. In January 2018, we issued $230.0 million aggregate principal amount of 0.375% convertible senior notes due 2023 of which approximately 228.2 million aggregate principal amount had been settled by October 31, 2021. The 2026 Notes, 2025 Notes and 2023 Notes have fixed annual interest rates at 0.375%, 0.125% and 0.375%, respectively, and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the values of the Convertible Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the Convertible Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for disclosure purposes only.
Our exposure to interest rate risk also is related to our interest-bearing assets, primarily our cash and cash equivalents. Fluctuations in interest rates impact the yield of the investment. A hypothetical 100 basis points increase in interest rates would have impacted interest income by $0.7 million and $1.1 million for the three months ended October 31, 2021 and 2020, respectively.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
•We face risks related to the current COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.
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
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic has infected populations within the United States and many other regions at fluctuating rates, a phenomenon often characterized as “waves” of infection. In recent months, infection and hospitalization rates in certain regions in the United States, Europe and elsewhere have been increasing—in many cases notwithstanding concurrently increasing rates of vaccination—largely due to the emergence of discovered variants that are thought to be more contagious (such as the increasingly widespread "Delta variant"). The pandemic continues to evolve, as evidenced by the recent "Omicron variant" reports. Vaccines for COVID-19 have been developed and are being administered in the United States and other countries around the world, but the expansion of administering these vaccines to additional people within these and other countries, the long-term efficacy of these vaccines, and the receptivity of many people to receiving these vaccines all remain uncertain.
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
Starting in July 2021, we re-opened our headquarters in San Mateo, California and invited our employees to return to the office if they wished to do so. This limited re-opening created additional risks and operational challenges for us, and we will face similar risks and challenges if and when we decide to re-open our other offices. The re-opening of our offices has and may continue to require us to make non-trivial investments in the design, implementation and enforcement of new workplace safety protocols. Furthermore, it is possible that local authorities could impose stay at home orders in jurisdictions where we have opened our offices, which would require us to close our offices once again and resume remote operations. These efforts may divert management attention, and the protocols may create logistical challenges for our workforce which could adversely impact employee productivity and morale. Even if we follow what we believe to be best practices, it is unlikely that our measures will completely prevent the transmission of COVID-19 between workers. Any incidents of actual or perceived transmission may require us to temporarily close an impacted office, disrupt our operations, expose us to liability from employee claims, adversely impact employee productivity and morale, and even result in negative publicity and reputational harm. In addition, the potential impact on our workforce and business of implementing government orders or rules requiring COVID-19 vaccinations is currently unknown.
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
We believe that a critical component of our success has been our company culture, which is based on our core values of ensuring customer success, focusing on results and striving for excellence. We have invested substantial time and resources in building our team within this company culture. As we grow, including as a result of acquiring other businesses, we may find it difficult to maintain these important aspects of our company culture. Moreover, the COVID-19 pandemic requires action to preserve culture with an employee base temporarily working remotely and facing unique personal and professional challenges. If we fail to preserve our culture, our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives could be compromised, potentially harming our business.
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
We rely on our reputation and recommendations from key customers in order to promote subscriptions to our platform. The loss of any of our key customers could have a significant impact on our revenues, reputation and our ability to obtain new customers. We may lose customers for a variety of reasons, including the decision of a business customer to commence bankruptcy proceedings, restructure itself, dissolve or otherwise cease operations. We believe the risk of such events has increased with the ongoing COVID-19 pandemic and will further increase as the pandemic continues. In addition, acquisitions of our customers by unrelated third parties could lead to cancellation of our contracts with those customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.
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
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities, at any of our cloud hosting provider facilities, or where a business partner is located could adversely affect our business, results of operations and financial condition. For example, the rapid spread of COVID-19 globally in 2020 and 2021 has resulted in travel restrictions and in some cases, prohibitions of non-essential travel, disruption and shutdown of businesses and greater uncertainty in global financial markets. Prolonged health concerns or political or governmental developments in countries in which we or our customers, partners and service providers operate could result in further economic, social or labor instability, slow our sales process, result in customers not purchasing or renewing our products or adopting platform enhancements (including new features and new modules), or failing to make payments, and could otherwise have a material adverse effect on our business and our results of operations and financial condition. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain (particularly given the recent rise of new variants such as the Delta variant and recently discovered "Omicron variant", and uncertainty around global vaccination efforts) and will include emerging information concerning the re-opening of private businesses, infection rates, availability and efficacy of new and existing vaccines and the actions taken by governments and private businesses to attempt to contain and cope with COVID-19. Continued contractions in the travel and hospitality industries, along with any effects on supply chain or on other industries in which our customers or partners operate, could materially and adversely impact our business, results of operations and financial condition.
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
We have established strategic relationships with a number of other companies. In order to grow our business, we anticipate that we will continue to establish and maintain relationships with third parties, such as implementation partners, system integrator partners and technology providers. Identifying partners, and negotiating and documenting relationships with them, as well as providing training and support, requires significant time and resources. Partner solutions may not continue to be available to us on commercially reasonable terms. Furthermore, our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our platform by potential customers.
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
A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. For example, in March 2021 we established a joint venture in Japan intended to enable us to scale to support Japanese companies looking to utilize BSM solutions. The revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 40% and 37% of our total revenues for the nine months ended October 31, 2021 and 2020, respectively. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. While we are gaining additional experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we will face risks in doing business internationally that could adversely affect our business, including:
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
We incurred net losses attributable to Coupa Software Incorporated of $180.1 million, $90.8 million, and $55.5 million in the fiscal years ended January 31, 2021, 2020 and 2019, respectively, and we incurred a net loss attributable to Coupa Software Incorporated of $283.0 million in the nine months ended October 31, 2021. We had an accumulated deficit of $801.0 million at October 31, 2021. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. A significant contributor to each of these categories of expense is stock compensation expense associated with equity awards that we grant to many of our employees at the time of hire and thereafter on an annual basis. If we continue to grow at or near the pace at which our headcount increased during our 2021 fiscal year, we would expect our stock compensation expenses likewise to increase at a similar pace in future periods. Furthermore, to the extent we are successful in gaining new customers, we will also incur increased losses because many costs associated with acquiring new customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for longer or shorter periods). If we are unable to maintain consistent or increasing revenue or revenue growth or if our growth or growth forecasts fail to meet the expectations of investors or securities analysts, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a midterm or long-term basis.
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

In addition, California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, was passed in the recent California election in November 2020 and comes into effect on January 1, 2023, with a “lookback” period to January 1, 2022. This legislation broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations. Further, other U.S. states and federal lawmakers have adopted or are considering adopting similar privacy laws that may have broad applicability. The effects of the CCPA and CPRA are, and any similar laws enacted may be, potentially far-reaching and may require us to modify our data management practices and to incur substantial expense in an effort to comply.
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
In January 2018, we issued $230 million aggregate principal amount of 0.375% Convertible Senior Notes due 2023, which we refer to as the 2023 Notes, in June 2019, we issued $805 million aggregate principal amount of our 0.125% Convertible Senior Notes due 2025, which we refer to as the 2025 Notes, and in June 2020, we issued $1,380 million aggregate principal amount of our 0.375% Convertible Senior Notes due 2026, which we refer to as the 2026 Notes, which we collectively refer to as the Convertible Notes. As of October 31, 2021, we had $1,061.7 million in total long-term liabilities, comprised primarily of $952.3 million related to the carrying amount of the 2026 Notes. Our indebtedness may:
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
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 8, “Convertible Senior Notes” in the notes to our condensed consolidated financial statements, the conditional conversion feature of the 2023 Notes and the 2025 Notes was triggered as of October 31, 2021.
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
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes and could also impact the trading price of the Convertible Notes. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock have ranged from $22.50 to $377.04 through October 31, 2021. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic uncertainty and negative market sentiment;
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
•failure of security analysts to initiate or maintain coverage of our company;

•announcements of technological innovations, pricing changes, new software or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;
•announcements of our intent to conduct debt or equity financings or repurchases, redemptions, conversions or the like;
•the sale or availability for sale of a large number of shares of our common stock in the public market;
•disruptions in our services due to computer hardware, software or network problems, including significant security breaches;
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
•the economy as a whole, including changes to fiscal and monetary policy of the Federal Reserve, market conditions in our industry and the industries of our customers;
•extraordinary expenses such as litigation or other dispute-related expenses or settlement payments;
•developments with respect to patent and proprietary rights;
•conversion of the Convertible Notes;
•the impact of the COVID-19 pandemic, including on the global economy, our results of operations, enterprise software spending and business continuity;
•the size of our market float;
•environmental, social, governance, ethical, and other issues impacting our brand; and
•any other factors discussed in this Quarterly Report.
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

Coupa Software Incorporated

Date:	December 7, 2021	By:	/s/ Robert Bernshteyn
Robert Bernshteyn
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date:	December 7, 2021	By:	/s/ Anthony Tiscornia
Anthony Tiscornia
Chief Financial Officer (Principal Financial Officer)