Form 10-K
period 2022-01-31
Coupa Software Inc
filed 2022-03-16
CIK 1385867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2021, the aggregate market value of its shares (based on a closing price of $217.00 per share) held by non-affiliates was approximately $16.0 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Registrant’s common stock outstanding as of March 9, 2022 was 75,066,000.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the 2022 Annual Meeting of Stockholders, scheduled to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended January 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COUPA SOFTWARE INCORPORATED

Form 10-K for the Fiscal Year Ended January 31, 2022

i

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

Our BSM platform delivers a broad range of capabilities that would typically require the purchase and use of multiple disparate point applications. The core of our platform consists of procurement, invoicing, expense management, and payment solutions that form the transactional engine for managing a company’s business spend. In addition, our platform offers specialized solutions targeted for power users, to help companies manage more technical and strategic areas of BSM, including areas such as strategic sourcing, contract management, contingent workforce, inventory management, supplier risk management, supply chain design and planning, treasury management, and spend analysis.

We benefit from powerful network effects as our customer and supplier populations continue to grow. As more businesses subscribe to our BSM platform, the collective spend under management on our platform grows. The greater the total amount of spend under management on our platform, the more attractive our platform is to suppliers. As more suppliers join our platform, our buyers benefit from a broader range of purchasing options, which in turn encourages greater use of our platform by existing customers, while also attracting new customers to our platform. In addition, the increasing number of transactions on our platform leads to incrementally powerful prescriptive spend insights and risk management recommendations from our Coupa Community.ai capabilities, creating more value for customers and providing additional incentives for increased adoption. As we generate more revenue from the increase in customer subscriptions to our services, we are able to make greater investments into our platform, for example, to add new features or improve the functionality and user interface of our solutions, and these enhancements further encourage greater adoption of our platform by businesses, enhancing the network effects that benefit all constituencies.

Our customers benefit from our rapidly growing network in a multitude of ways. We describe the ecosystem of business buyers, suppliers and partners that use our services as a “community.” Like any community, each member can contribute value to the community, and can also benefit, directly or indirectly, from the participation of other members of the community. For example, through programs that leverage group buying power; through recommendations based on insights extracted from anonymized data on transactions occurring within the platform; and through access to community message boards and channels for direct communication between community participants. Our Community.ai offering provides two sets of broad capabilities for each community member to benefit from the collective power of our entire community - Community Insights and Community Connections. Our Community Insights capabilities apply artificial intelligence and machine learning to spend transactions across the growing Coupa community to identify trends and prescribe best practices that help customers optimize spend, reduce risk, and improve efficiency. Additionally, through our Community Connections capabilities, we provide purchasing programs, such as Coupa Instant Advantage, which offers access to pre-negotiated discounts from various suppliers, and Coupa Sourcing Advantage, which connects community members to engage in group sourcing events, allowing them to leverage pooled buying power to achieve better contracting terms and capture greater savings. Moreover, through our Coupa Open Business Network, suppliers of all sizes can list their goods and services, establish pricing, and interact with buyers electronically, thus significantly reducing paper, improving operating efficiencies, and reducing costs.

We believe a critical, differentiating feature of Coupa’s approach to BSM is our company culture. That culture is built on three guiding principles we refer to as our core values: (1) ensuring customer success, (2) focusing on results; and (3) striving for excellence. We emphasize these principles continuously through formal training and informal messaging within the organization, and the results of our annual employee surveys consistently demonstrate that our employees have adopted and strive to embody them. These principles inform how we treat each other within our organization, and how we approach interactions with our customers, suppliers, partners, and others with whom we do business. Our unwavering focus on customer success means that we expect to deliver quantifiable business value to our customers by helping them maximize their spend under management. We believe this mindset serves as the foundation for the successful execution of our strategy, and, as a result, is critical to our growth. We focus on results. Our market leading technology supports rapid time-to-deployment, typically ranging from a few weeks to several months, achieving swift time to value. We strive for excellence in many ways, one example of which is through our product release and update cycles. Here, we seek to improve product design iteratively, based on user feedback, as we look to build ever-more intuitive, easy-to-use interfaces to shield users from the complexity associated with more traditional, legacy enterprise resource planning (“ERP”) and procurement solutions. Our relentless commitment to the embodiment of our core values supports the creation of meaningful, measurable customer value within a short timeframe, resulting in a rapid return on investment for our customers.

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

We have achieved rapid growth in customer adoption, cumulative spend under management, and transactions conducted through our platform. Our cumulative spend under management is highlighted below:

CUMULATIVE SPEND UNDER MANAGEMENT
$ Billions at Period End
$3
$7
$23
$57
$110
$190
$360
$680
$1,079
$1,655
$2,359
$3,340
FY 2011
FY 2012
FY 2013
FY 2014
FY 2015
FY 2016
FY 2017
FY 2018
FY 2019
FY 2020
FY 2021
FY 2022

As of January 31, 2022, 2021, and 2020, our cumulative spend under management was $3,340 billion, $2,359 billion and $1,655 billion, respectively. Cumulative spend under management does not directly correlate to our revenue or results of operations because we do not generally charge our customers based on actual usage of our BSM platform. However, we believe that cumulative spend under management illustrates the adoption, scale, and value of our platform, which we believe enhances our ability to maintain existing customers and attract new customers.

For our fiscal years ended January 31, 2022, 2021, and 2020, our total revenues were $725.3 million, $541.6 million and $389.7 million, respectively, and our net losses were $379.0 million, $180.1 million and $90.8 million, respectively, as we focused on growing our business.

The Coupa BSM Platform
Our BSM platform provides businesses with real-time visibility and control of spend and liquidity. The platform’s modern, user-centric interface enables businesses to drive adoption of the platform, to capture, analyze, and control their spend, and to achieve real, measurable value and savings, and directly improve their profitability:

•Adopt. Our platform applies a user-centric approach that shields users from complexity and provides a mobile-enabled intuitive customer experience, thus enabling widespread adoption of our platform by users across the entire organization, and across the customer’s supplier base.

•Capture. At the core of our platform is our transactional engine comprised of our procurement, invoicing, expense management, and payment management capabilities, which comprehensively help capture and manage spend within an organization. Because purchase orders, invoices, expense reports, and payments flow through our platform and the data is stored centrally in a clean and organized fashion, businesses are able to observe their spending activities in real-time.

•Analyze. Our spending analytics capabilities provide intuitive spend analysis dashboards and reports that deliver real-time analytical insights to help businesses identify problems and make better spending decisions. Real-time analytical and prescriptive insights are critical to helping identify savings opportunities and risks, isolating problem areas in the spending process, and providing recommendations to target improvement efforts. Our supply chain design and planning capabilities help businesses analyze options for optimizing their supply chains to optimize for profitability, cost, and risk reduction.

•Control. We help our customers control and streamline their spending activity, realize efficiencies that result in real savings, and reduce supplier and other third party risks. Our platform has extensive functionality that enables managers to prevent excessive spend, reduce spend through efficiencies and cost savings associated with strategic sourcing and contract compliance, and identify and manage risky suppliers across various layers of the supply base.

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

Our BSM Platform’s Capabilities
Our BSM platform includes the following capabilities:

Coupa’s Transactional Engine
The core of our platform is our transactional engine, which is comprised of the following solutions:

•Procure: Our procurement solution enables customers to strategically establish spend policies and approval rules to govern company spending. The application provides an intuitive, e-commerce-type shopping experience so that employees can easily and quickly find the goods and services they need to do their jobs. For example, employees searching for goods can see inventory-on-hand balances in the search results, which eliminates redundant spending. They also can access a marketplace of approved providers directly from the application. Our procurement solution streamlines purchase requisition and purchase order processes, allowing businesses to track and manage purchases in real-time, thus reducing time and cost. Upon approval of an employee request, purchase orders are automatically sent to suppliers for fulfillment and invoicing. Benchmark data allows customers to spot process inefficiencies, while ease of configuration enables businesses to effortlessly adjust business processes to meet continually changing requirements.

•Invoice: Customers may quickly configure invoice approval and matching rules so invoices can be routed without accounts payable team member effort and cost. Easy, no-cost means for suppliers to create electronic invoices that comply with government regulations allow businesses to eliminate paper and further reduce their invoice processing costs, all while reducing invoice payment fraud risk. Furthermore, our invoicing solution enables customers to improve cash management through the effective management of supplier invoices via embedded dashboards and work queues that prioritize invoices with early payment discount opportunities.

•Expense: Our travel and expense management solution enables customers to gain visibility and control of corporate travel and the other expenses incurred by employees. Innovative mobile capabilities such as GPS and geo-location make it easy for travelers to create expense reports on-the-go. Frugal meter capabilities automatically assess the appropriateness of employee charges based on the customer’s configured policies and thresholds. Seamless connectivity to Coupa Pay virtual cards and credit card providers directly feeds charges into our expense management solution for added ease of payment, visibility and reconciliation. Coupa also provides travel management capabilities, such as an online booking tool with embedded travel price assurance that helps companies capture savings from flight and hotel price decreases that happen after the booking has been placed.

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

Supporting Solutions
Our platform offers the following supporting solutions that help companies further manage their spend, and associated back-office processes:

Strategic Sourcing. Our strategic sourcing solution enables customers to find the best suppliers for the goods or services they need to run their businesses. It also offers advanced capabilities for complex sourcing categories such as direct raw materials and logistics. Customers easily create sourcing events containing the specifics of their business needs and invite suppliers to participate. Suppliers are able to review and bid effortlessly and without any fees to participate. Collaboration capabilities enable employees to review bids and provide feedback that is automatically compiled and scored. For the sourcing of complex categories, Coupa applies advanced mathematical optimization techniques, allowing customers to analyze price and non-price elements to find the combination of suppliers and goods and services that meet the constraints they specify.

Contract Management. Our contracts solution enables customers to let their employees author new contracts within “guardrails” to manage risk while improving efficiency for their legal teams. Higher-risk contract terms can be escalated for legal review, while lower-risk choices can be pre-approved. Once negotiated, approved and signed, customers can operationalize contracts, making these contracts easily available for use by employees across the organization. Buying under the terms of negotiated contracts can increase savings through the use of pre-agreed rates and mitigate risk through contractual protections. Customers get visibility into how contracts affect spending with embedded dashboards at both the contract and summary level. Advanced contract analysis capabilities give customers visibility into contract terms and risk, while automatic alerts remind employees to review contracts prior to expiration or auto-renewal dates.

Contingent Workforce. Our contingent workforce solution enables customers to gain better visibility, control and optimization of services spend, as part of their holistic business spend management program. Customers can easily initiate requests for temporary work or advanced SOW-based projects as well as source and collect bids. Having better visibility to preferred suppliers helps customers optimize costs by selecting appropriate vendors with competitive rates. Onboarding and offboarding contingent workers is fast and secure, while tracking worker performance and ensuring compliance with company policies is simplified for both customers and contingent workers.

Supplier Risk Management. Our supplier risk management solution enables customers to collect the supplier information required to manage and pay suppliers and provides data about potential risks associated with a given supplier. Customers can also use this solution to help ensure compliance and mitigate third-party risk by extensively evaluating their supplier base against critical risk domains, including information security, anti-bribery and anti-corruption, and GDPR compliance, while also staying informed on potential supplier risk by leveraging credit ratings and other searches of publicly available databases. Customers can track additional supplier attributes related to sustainability, diversity and inclusion, and other measures and then report on program performance against sustainability and diversity and inclusion goals.

Supply Chain Design and Planning. Our supply chain design and planning solution leverages a foundation of internal and external data sources, in addition to artificial intelligence and advanced analytics, to generate a comprehensive digital model of the extended supply chain. Customers with global, complex physical supply chains use Coupa to continuously design their supply chains, performing scenario planning to analyze options and trade-offs that help build supply chain resiliency and agility. This includes an easy-to-use “no code” app building environment that enables customers to leverage Coupa’s deep domain-specific algorithm library to efficiently deploy purpose-built apps to support a range of supply chain use cases made available to decision makers across the enterprise. A tight linkage with Coupa’s sourcing capabilities allows customers to easily initiate sourcing events for any gaps identified during the supply chain design process.

Treasury Management. Our treasury management solution enables organizations to optimize cash and liquidity by gaining better insights into future liquidity demands and linking cash management to purchasing and invoicing processes to improve forecasting across the entire enterprise. Organizations can connect to most banks worldwide using SWIFT, H2H or domestic communication standards for statement collection. Coupa provides organizations with visibility into their financial data across multiple subsidiaries, entities, currencies, and geographies, automating liquidity planning and enabling them to manage and record financial instruments. Organizations can consolidate subsidiary exposure and streamline intercompany transfers with centralized group-wide payments, cash pooling and intercompany account structures for all subsidiaries. Organizations can reduce risk and protect liquidity compliant workflows with exposure and hedge ratio tracking and by having all spend and payment data in one place enabled by real-time data and insights through analytics and reporting. Fraud prevention detects suspicious activities with a central vendor database and streamlines payment approval using validation status.

Spend Analysis. Our spend analysis solution provides managers a large set of built-in reports and dashboards that allow users to see spending activity, find bottlenecks in workflows, analyze granular data by commodity, supplier, location and cost center, and drill down into the spend transactions. Customers can also leverage Community.ai and our artificial intelligence capabilities to automate complex business spend data classification and identify potentially fraudulent transactions within our system. We have created more than one hundred out-of-the-box reports covering some of the most important business metrics, such as unified spend for purchase orders, invoices or expense reports, spend trends over time, and spend by commodity, supplier and contract. Users can also create new metrics, reports and dashboards with our intuitive user interface, as well as include external data like corporate and travel expenses or integrate with third-party systems, to get a holistic view of their spend patterns.

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

•Direct E-mail. Suppliers can choose to send PDF invoices simply through e-mail. Our platform supports automatic reading of PDF invoices, requiring no human intervention.

By using our Coupa Open Business Network, companies can improve compliance with government regulations, increase profitability, and reduce costs by driving electronic transactions away from paper-based transactions. Our Coupa Open Business Network user interface is easy to navigate and requires little to no training for suppliers. Businesses are able to interact with millions of suppliers already using our Coupa Supplier Portal, assess the suppliers' suitability for their business, quickly onboard new suppliers, integrate directly or simply use our smart e-mail tools. Businesses can also use the Coupa Open Business Network to layer on top of their existing technology, including third-party systems such as Oracle iProcurement, SAP SRM, material resource planning (“MRP”) solutions, and others. Suppliers of all sizes benefit, as they are able to join the networked economy without changing their technology or spending money on transaction fees.

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

Coupa Community Connections
Our Community Connections capabilities connect industry practitioners across companies to foster best practice knowledge sharing and mutually beneficial relationships in the BSM space. These capabilities are embedded throughout our platform and include, for example: informative discussion forums surfaced in-context to users as they make spend decisions within Coupa; the ability to find and message BSM professionals at other organizations; and a spend matchmaking capability that automatically recommends connections with community experts to provide input or work together on a sourcing event, among others. These capabilities, combined with the scale of Coupa’s customer base and the volume of educational content and programming produced on Coupa for the entire BSM community, produce a network effect that enables us to provide more value to our customers.

Coupa Community Insights
Our Community Insights capabilities, which extend across our BSM platform, provides information to Coupa customers by applying artificial intelligence-powered analysis to the structured, normalized data collected from the comprehensive set of business spend transactions that have occurred on the Coupa platform. This innovative analysis provides Coupa customers with prescriptive recommendations to optimize their spend decisions, improve operational efficiency, and reduce risk based on best practices from the Coupa community. Participating customers are able to contribute to and benefit from Community Insights, with use cases spanning various areas of spend management, including: Supplier Insights and Supplier Risk Management which help companies find and evaluate new and existing suppliers to reduce risk levels; operational insights which help businesses measure their own performance on key operational metrics against other Coupa customers and follow best practices to drive efficiency and savings, Commodity and Procurable Insights which help companies identify spend consolidation and savings opportunities, and Spend Guard, which leverages artificial intelligence on behavior patterns to automatically surface potential errors and fraud across all business spend.

Key Benefits to Businesses
•Rapid time to value through fast deployment cycles and low cost of ownership of a cloud-based model.

•Opportunity to achieve significant and sustainable savings that can translate into improved profitability.

•High employee adoption of our easy-to-use BSM platform, which enables better visibility into spend and liquidity, allowing both procurement and sourcing professionals to better manage their time.

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

Our principal marketing programs include:

•our annual Coupa Inspire conferences which are held in multiple jurisdictions and over multiple days to connect customers, disseminate best practices, and reinforce our brand among existing and new customers. As a result of the COVID-19 pandemic, we replaced our 2021 in-person Inspire conference with web-based events for our customers, prospects, and partners;

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
Recent Acquisitions
In February 2021, we completed the acquisition of Pana Industries, Inc. (“Pana”), a corporate travel booking solution company that puts an emphasis on the traveler experience. In connection with the completion of the acquisition, we paid aggregate cash of approximately $48.5 million, and issued 23,822 shares of our common stock.
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

•Financial Services Company Partners. Our financial services company partners provide deep expertise as well as transactional solutions for executing payments. Partners include leading card issuers American Express, Bank of America, Barclaycard, Citibank, HSBC, J.P. Morgan Chase, and money-movement provider Transfermate, as well as others. These partner-provided solutions let customers use their existing bank relationships to move money globally.

•Technology Partners. Our technology partners provide market-leading technology, complementary products and infrastructure-related services that power and extend our suite of cloud-based business spend management applications. Our technology partners span a wide range of solutions providers including MuleSoft, Dell, Ecovadis, and DocuSign that enhance the capabilities of our platform by facilitating integrations that can deliver a higher level of value to customers. As a core part of our strategy, we have developed an ecosystem of partners to extend our sales capabilities and coverage, to broaden and complement our application offerings and to provide a broad array of services that lie outside of our primary areas of focus. Many of these partners are featured in the Coupa App Marketplace.

Technology Infrastructure and Operations
The technologies used to build our platform and solution capabilities are cloud-native and designed to scale to millions of users. We utilize a modern technology stack to take advantage of advancements in web design, open-source technologies, scalability and security. We have implemented industry-standard security practices to help us protect our customers’ critical information.

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

Government Regulations
Various U.S. federal and state, as well as foreign laws and regulations, including environmental regulations, applicable to us have become effective or are under consideration in many parts of the world. To date, such developments have not had a substantial adverse impact on our capital expenditures, results of operations, or competitive position. However, if new or amended laws or regulations impose significant operational restrictions and compliance requirements upon us or our business, our capital expenditures, results of operations, or competitive position could be negatively impacted. Refer to Item 1A. titled “Risk Factors” for further information, including the risks described under the caption “Government, Regulatory and Tax-Related Risks.”

Our Customers
As of January 31, 2022, our customers are doing business in more than 70 countries and our products are offered in more than 30 languages. We generally define a customer as a separate and distinct entity (such as a company or an educational or government institution), a distinct business unit of a large corporation or a partner organization, in each case that have an active contract with us to access our services. Our customers include leading businesses in a diverse set of industries, including healthcare and pharmaceuticals, retail, financial services, manufacturing, and technology.

Human Capital
We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety and employee well-being. As of January 31, 2022, we had 3,076 full-time employees globally, of which 1,590 work in the U.S. and 1,486 work in our international locations. Coupa was named on Fortune's “Best Workplaces in Technology” for 2021, Fortune's “100 Best Medium Workplaces” for 2021 and 2020.

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
We conduct an annual employee survey to better understand and improve the employee experience. Part of the survey seeks to measure the extent to which these three principles have been adopted by our workforce. In 2021, 71% of our global employees participated in our annual survey, 93% of our employees believe the organization works hard to ensure customer success, 94% believe there is a strong focus on results, and 93% are encouraged to strive for excellence day to day.

Diversity, Equity and Inclusion
We believe that diversity and inclusion must be embedded into the way that we do business because we know that companies thrive when they are powered by a diversity of people and culture, while people thrive in a culture that promotes dignity, equity, and respect. We work to support our goals of diversifying our workforce through attraction, education, and advocacy. Our aim is to ensure that our employees feel a strong sense of belonging and are comfortable bringing their authentic selves to work every day, and our employee resource groups help support that. These groups consist of volunteer Coupa employees who provide personal and professional support to our diverse communities, beyond the scope of their core job duties. Our employee resource groups include the following:
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
Coupa Green: Launched in 2021, this employee led group is focused on having a positive impact on our environment both in the workplace and at home through educating employees on environmental issues and encouraging action.

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

Compensation and Benefits Program
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that typically include base salary, annual incentive bonuses, and long-term equity awards that vest subject to continued service. We also offer an employee stock purchase plan which allows our employees to contribute a portion of their wages towards the purchase of our stock at a discount. During the year ended January 31, 2022, our overall ESPP participation rate was approximately 74% which remains strong relative to the global benchmark. We believe that a compensation program with both short-term and long-term incentives provides fair and competitive compensation and aligns employee and stockholder interests. In addition to cash and equity compensation, we also offer employees benefits such as life and health (medical, dental and vision) insurance, paid time off, paid parental leave, and a 401(k) plan.

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
COVID-19 Response
The spread of COVID-19 has also caused us to modify our business practices. Focusing on the safety and well-being of our employees and their families, at the beginning of the pandemic, we closed our offices globally and required our employees to work remotely. Since the second quarter of fiscal 2022, we have implemented a phased-in approach in re-opening certain of our offices and invited our employees to return to work on a voluntary basis if they wished to do so. Our employees' health and safety is our top priority, and we will continue to monitor local restrictions across the world, the administration of vaccines, and the number of new cases. Any incidents of actual or perceived transmission may require us to temporarily close any impacted office. Additionally, due to concerns over risks related to travel and large gatherings, for the last two fiscal years we have replaced our in-person, annual Inspire conferences and other in-person marketing events with other web-based virtual events. As the pandemic continues, the health and well-being of our workforce remains our top priority while we work to ensure the productivity and enablement of our workforce as they continue to work from home.
Corporate Social Responsibility: “Coupa Cares”
A core part of our corporate social responsibility efforts is engaging employees through various initiatives. This includes Coupa Cares, our social impact program that is focused on three key areas:
•Serve: We support employees in dedicating their time and skills for social and environmental causes. This includes mobilizing employees to volunteer and utilize 16 hours of annual “Volunteer Time Off” benefits; organizing Coupa’s “Global Volunteer Day”; and organizing in-person and virtual volunteer events.
•Give: We invest in our local communities. This includes providing funding to charitable organizations, administering an employee donation matching and volunteer rewards program with a $250 annual match, and awarding educational scholarships.
•Lead: We inspire our employees and broader Coupa Community to take action and amplify our collective impact around the world by collaborating with our employee resource groups and partnering with external organizations.

Environmental, Social, and Governance (“ESG”) Impact
Coupa is committed to advancing our sustainable business practices and strives to drive environmental and social impact for our customers and in our communities. We continue to work on our ESG program through a cross-functional working group that helps drive our strategic initiatives. We understand the importance of transparency and in 2021 we published our first annual ESG report, in which we outlined our priorities and communicated the details of our initiatives and progress.

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
•If our security measures are breached, or if we fail to prevent unauthorized access to customer data, we may experience disruption in service and revenues, our reputation may be harmed and we may face contractual liability as well as fines from government agencies.
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

Risks Related to Global Economic Trends
Weakened global economic conditions, including those from the recent COVID-19 pandemic and global events, may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments, downturns and global health crises or pandemics seemingly unrelated to us or the enterprise software industry, may harm us, including due to disruptions or restrictions on our employees’ ability to work and travel. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, outbreaks of COVID-19 and the resulting impact on business continuity and travel, supply chain disruptions, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. For example, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the US, UK and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the escalating military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into global markets. As the adverse effects of this conflict continue to develop and potentially spread, both in Europe and throughout the rest of the world, our customers may be negatively impacted which in turn may cause them to delay purchasing decisions, affect subscription renewal rates and otherwise depress the level of spend conducted by such customers through our platform. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions and wider military conflict. We have operations, as well as current and potential new customers, throughout most of Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, including as a result of COVID-19 or otherwise, many customers may delay or reduce their information technology spending.
The growth of our revenues and potential profitability of our business depends on demand for our platform and solutions generally, and business spend management specifically. In addition, our revenues are dependent on the number of users of our solutions. Historically, during economic downturns there have been reductions in spending on enterprise software as well as pressure for extended billing terms or pricing discounts, which would limit our ability to grow our business and negatively affect our operating results. These conditions affect the rate of enterprise software spending and could adversely affect our customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results.

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
As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. This risk is exacerbated to the extent that we enter new product areas or introduce new solutions, particularly in cases where the revenue model differs from our traditional subscription model. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this report. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
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
The systems enhancements and improvements necessary to support our business as we continue to scale will require significant capital expenditures and allocation of valuable management and employee resources. If we fail to implement these improvements effectively, our ability to manage our expected growth, ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies will be impaired. Additionally, failure to effectively manage growth could result in difficulty or delays in deploying customers, challenges identifying, integrating and maintaining implementation partners, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features and/or other operational difficulties, any of which could adversely affect our business performance and results of operations.
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
•difficulty fulfilling the contractual obligations or expectations of customers of acquired businesses or transitioning the customers of the acquired business onto our platform and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;
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
A significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets. In connection with our acquisition of LLamasoft, for example, $932.9 million of the purchase price was allocated to goodwill, increasing our total goodwill balance to $1.5 billion as of January 31, 2021, which was roughly three times the amount of goodwill we had as of January 31, 2020. Our acquisition of Pana, in February 2021, further increased our goodwill balance. As of January 31, 2022, our goodwill balance was $1,514.6 million. Goodwill must be assessed for impairment at least annually, and other intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. In addition, our exposure to risks associated with various claims, including the use of intellectual property, may be increased as a result of acquisitions of other companies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired technology that were not asserted prior to our acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In connection with the LLamasoft acquisition, for example, we issued approximately 2.4 million shares of our common stock as consideration, which represented over 3% of our outstanding shares of common stock at that time. In addition, if the performance of an acquired business fails to meet our expectations, our operating results, business and financial position may suffer. Some of our acquisitions include earnouts, meaning that a portion of the purchase price is payable only if the acquired business achieves certain revenue or other post-closing milestones. These contingent payment provisions can lead to disputes with the sellers of the business, such as the litigation described in Item 3—“Legal Proceedings.”
If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success and our business may be harmed.
We believe that a critical component of our success has been our company culture, which is based on our core values of ensuring customer success, focusing on results and striving for excellence. We have invested substantial time and resources in building our team within this company culture. As we grow, including as a result of acquiring other businesses, we may find it difficult to maintain these important aspects of our company culture. Moreover, the COVID-19 pandemic requires action to preserve culture among an employee base temporarily working predominantly remotely and facing unique personal and professional challenges. If we fail to preserve our culture, our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives could be compromised, potentially harming our business.

Risks Related to Our Business and Industry
If we are unable to attract new customers, the growth of our revenues will be adversely affected.
To increase our revenues, we have historically depended more on the addition of new customers to our platform, particularly large enterprise customers, than on increasing the number of users at existing customers or selling additional solutions to them. The expansion of our customer base is critical to our ability to continue the growth of our revenues. If we do not grow our customer base, our revenues will slow in future periods or will start to decline, as a result of customers not renewing.
If competitors introduce lower cost or differentiated products or services that are perceived to compete with ours or are better able to adapt to changing market conditions (such as by addressing shifts in existing and prospective customer needs as a result of the COVID-19 pandemic), or if competitors are willing to provide concessions such as extended billing terms or price discounts in order to win customers amidst the changing business environment , our ability to sell based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could have an adverse effect on the growth of our revenues.
Because our platform is sold to large enterprises with complex operating environments and who often demand more configuration and integration services or customized features and functions, we encounter long and unpredictable sales cycles, which could adversely affect our operating results in a given period.
Our ability to increase revenues and achieve profitability depends, in large part, on our ability to continue to attract large enterprises to our platform and grow this segment of our customer base. We expect to continue to focus a substantial portion of our sales efforts on these customers in the near future. Accordingly, we will continue to face greater costs, longer sales cycles and less predictability in completing some of our sales, than would be expected from selling to a predominantly mid-market target customer base. A delay in or failure to close a large sale to one or more prospective new enterprise customers could cause us to fail to meet the expectations of management or analysts, harm our business and financial results, and cause our financial results to vary significantly from period to period.
Our typical sales cycle ranges from three to nine months. The wide range reflects a number of timing factors that can vary significantly between prospective customers, many of which we cannot control, including:
•customers’ budgetary constraints and priorities;
•the timing of customers’ budget cycles;
•customers' demands with respect to configuration and integration services or customized features and functions;
•the need by some customers for lengthy evaluations; and
•the length and timing of customers’ approval processes.
In addition, as a result of the ongoing COVID-19 pandemic, many local governments as well as enterprises have limited travel and in-person meetings and implemented other restrictions that are making the sales process more lengthy and difficult, particularly for new customers.
Large enterprises tend to have more complex operating environments than smaller businesses, making it more difficult and time-consuming for us to demonstrate the value of our platform to these prospective customers. In the large enterprise market, the customer’s decision to use our platform may be an enterprise-wide decision requiring integration of our platform across operations spanning numerous jurisdictions. In addition, large enterprise customers also generally demand more configuration and integration services, as well as customized features and functions, than our mid-market customer base, which generally increases our upfront investment in related sales efforts. Therefore, these types of sales require us to access and address more frequent requests with respect to configuration, integration and customization services and to provide greater levels of education regarding the use and benefits of our platform, which causes us to expend substantial time, effort and money with respect to individual prospective enterprise customers. In addition, we have no assurance that a prospective customer will ultimately purchase any services from us at all, regardless of the amount of time or resources we have spent on the opportunity. For example, our platform does not currently permit customers to modify our code. If prospective customers require customized features or functions that we do not offer and that would be difficult for them to deploy themselves, they may decide to utilize a competing solution which allows the desired level of customization.
As a result of the variability and length of the sales cycle associated with large enterprise customers, we have only a limited ability to forecast the timing of sales, and our results of operations may differ from expectations.

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
Some of our competitors are able to devote greater resources to the development, promotion and sale of their products and services, including with respect to concessions (such as extended billing terms or price discounts) granted in order to win customers in the challenging business environment created by the COVID-19 pandemic and overall global geopolitical events. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. In addition, many of our competitors have established marketing relationships, access to larger customer bases and major distribution agreements with consultants, system integrators and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our platform does not become more accepted relative to our competitors’, or if our competitors are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results will be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.
Our business depends significantly on our customers renewing their subscriptions. Any decline in our customer renewals would harm our future operating results.
In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires and, to a lesser extent, that they add additional authorized users and additional business spend management solutions to their subscriptions. Our customers have no obligation to renew their subscriptions, and we cannot assure you that our customers will renew subscriptions with a similar contract period or with the same or a greater number of authorized users and solutions. Some of our customers have elected not to renew their agreements with us, and we may not be able to accurately predict renewal rates.
Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our subscription service, our professional services, our introduction of platform enhancements (including new features and new solutions), our customer support, our prices and contract length, the prices of and concessions offered with respect to competing solutions, mergers and acquisitions affecting our customer base, the effects of global economic conditions, reductions in our customers’ spending levels or changing customer needs due to temporary or permanent changes to their operating models and business spend management patterns adopted in response to the COVID-19 pandemic. If our customers do not renew their subscriptions, renew on less favorable terms or fail to add more authorized users or additional business spend management solutions, our revenues may decline or fail to increase in line with expectations, and we may not realize improved operating results from our customer base.
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
We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our platform and attracting new customers. For example, widespread awareness of our brand is critical to ensuring that we are invited to participate in requests for proposals from prospective customers. Our success in this area will depend on a wide range of factors, some of which are beyond our control, including the following:
•the efficacy of our marketing efforts;
•our ability to offer high-quality, innovative and error- and bug-free solutions;
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
•any misuse or perceived misuse of our platform and solutions;
•positive or negative publicity;
•interruptions, delays or attacks on our platform or solutions; and
•litigation, legislative or regulatory-related developments.
The COVID-19 pandemic and prophylactic measures adopted in response have forced us to suspend or reduce some of our marketing activities, particularly those that require travel and in-person participation. Brand promotion activities may not generate customer awareness or increase revenues, and, even if they do, any increase in revenues may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in doing so, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform.
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
Our ability to grow our business depends in part on our ability to compete in the market for the additional solutions on our platform, including strategic sourcing, inventory, contracts, supplier management, spend analysis, payments, treasury management, supply chain design and planning and travel optimization. Our efforts to market these other solutions is relatively new and we have allocated significant resources to develop, acquire or otherwise bring these solutions to market, and it is uncertain whether these other solutions will ever result in significant revenues for us. In certain cases, new solutions call for the introduction of new revenue models. For example, our Coupa Pay solution involves both subscription revenue and transaction revenue. Predicting client adoption of new solutions and forecasting their contribution to operating results is inherently difficult given the lack of operating history with respect to such solutions, and actual results may differ significantly from the expectations of our management, securities analysts or investors. While we have acquired businesses in order to integrate certain of these solutions, there can be no assurance that these acquisitions will facilitate our efforts to market and sell these other solutions in a cost-effective manner, or that we will be successful in integrating these solutions into our platform in a manner that creates value for our customers and engenders widespread adoption. Further, the introduction of new solutions beyond these markets may not be successful. If we are unable to achieve satisfactory customer adoption of new solutions, our ability to expand spend under management and grow our revenues could be adversely affected.
The profitability of our customer relationships may fluctuate.
Our business model focuses on maximizing the lifetime value of our customer relationships and we need to make significant investments in order to add new customers to grow our customer base. The profitability of a customer relationship in any particular period depends in part on how long the customer has been a subscriber on our platform. In general, the upfront costs associated with new customers are higher in the first year than the aggregate revenues we recognize from those new customers in the first year. Furthermore, we focus many of our sales and marketing efforts on large enterprise customers and this customer segment commonly demands more configuration and integration services which generally increases our upfront investment in sales and deployment efforts - even for deployments that are handled primarily by one of our implementation partners - with no guarantee that these customers will increase the scope of their subscription in order to offset our greater upfront costs.
We review the lifetime value and associated acquisition costs of our customers, as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. The lifetime value of our customers and customer acquisition costs has and will continue to fluctuate from one period to another depending upon the amount of our net new subscription revenues (which depends on the number and segment mix of new customers in a period, upsells of additional solutions to existing customers and changes in subscription fees charged to existing customers), gross margins (which depends on investments in and other changes to our cost of customer support and allocated overhead), sales and marketing expenses and renewal rates (which depend on our ability to maintain or grow subscription fees from customers). These amounts have fluctuated from quarter to quarter and will continue to fluctuate in the future. We may not experience lifetime value to customer acquisition cost ratios in future years or periods similar to those we have achieved to date. Furthermore, as a result of the ongoing global COVID-19 pandemic, it is possible that customers may reduce the scope of their subscriptions in response to evolving operating models and related needs, may not renew their subscriptions at all or may temporarily halt paying us, which would adversely affect our lifetime value metrics.
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
Our business is contract intensive and we are party to contracts with our customers all over the world. Our contracts can contain a variety of terms, including service levels, security obligations, indemnification and regulatory requirements. Contract terms may not always be standardized across our customers and can be subject to differing interpretations, which could result in disputes with our customers from time to time. If our customers notify us of a contract breach or otherwise dispute our contract, the resolution of such disputes in a manner adverse to our interests could negatively affect our operating results. Furthermore, entry into adversarial legal proceedings with our customers, including in varying geographic jurisdictions, could harm our reputation and adversely impact our ability to attract new customers and retain existing customers.
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
Further, if a natural disaster or man-made problem were to affect Internet Service Providers (“ISPs”), this could adversely affect the ability of our customers to use our products and platform. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate and could be adversely affected in the near term by the COVID-19 pandemic, global events (such as Russia's invasion of Ukraine and the consequential implementation of sanctions and export controls) and related shifts in existing and prospective customer needs as a result of evolving operating models and business spend management patterns that may persist after COVID-19 restrictions are lifted and as global events emerge, develop or resolve. This uncertainty is exacerbated by the fact that Business Spend Management is relatively new (as a distinct industry category), and our platform includes features and functionality that extend into other industry categories, such as Travel Expense Management and Treasury Management, for example. Our estimates and forecasts relating to the size and expected growth of our market that we have publicly disclosed may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates.

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
A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. For example, in March 2021 we established a joint venture in Japan intended to enable us to support Japanese companies looking to utilize BSM solutions. The revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 40%, 38% and 36% of our total revenues for the fiscal years ended January 31, 2022, 2021 and 2020, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. While we are gaining additional experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we face risks in doing business internationally that could adversely affect our business, including:
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
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international sales and operations. Our failure to manage any of these risks successfully, or to comply with applicable laws and regulations, could harm our operations, reduce our sales and harm our business, operating results and financial condition. For example, in certain foreign countries, particularly those with developing economies, certain business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act, may be more commonplace. Although we have policies and procedures designed to ensure compliance with these laws and regulations, our employees, contractors and agents, as well as channel partners involved in our international sales, may take actions in violation of our policies. Any such violation could have an adverse effect on our business and reputation.
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
As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows because our international contracts are sometimes denominated in local currencies. Over time, an increasing portion of our international contracts may be denominated in local currencies. Therefore, as exchange rates vary, revenues, cost of revenues, operating expenses and other operating results, when re-measured, may differ materially from expectations. The effects of movements in currency exchange rates will become more pronounced to the extent our transaction volume in local currencies increases. In the future, we may use foreign currency forward and option contracts and/or other derivative instruments to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Additionally, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments. These effects of movements in currency exchange rates could also affect our customers. A strengthening of the U.S. dollar could increase the real cost of our platform to our customers outside of the United States, which could adversely affect our business, operating results, financial condition, and cash flows.
Risks Related to Our Services and Our Platform
If our security measures are breached or unauthorized access to customer data is otherwise obtained, we may experience disruption in service, our platform may be perceived as not being secure, customers may reduce the use of or stop using our platform and we may incur significant liabilities.
Our platform involves the storage and transmission of customer data, including, for example, sensitive and proprietary information about our customers’ spending. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or customers' data or to disrupt our platform. Computer malware, viruses, spear phishing attacks, and general hacking have become more prevalent in our industry, particularly against cloud services. Any unauthorized access or security breaches could result in the loss of sensitive customer information, prolonged disruption in services, litigation, loss of our authorization under FedRAMP, fines and penalties, liability under indemnity obligations and other economic and reputational damage. While we have security measures in place that are designed to protect customer information and prevent data loss and other security breaches, if these measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our customers’ data, we could face loss of business, regulatory investigations or orders, and our reputation could be severely damaged. In addition, we could be required to expend significant capital and other resources to alleviate the problem, as well as incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to customers or other business partners in an effort to maintain business relationships after a breach.

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
If we are not able to provide successful and timely enhancements, new features and modifications for our platform and solutions, we may lose existing customers or fail to attract new customers and our revenues and financial performance may suffer.
If we are unable to provide enhancements and new features for our existing solutions or new solutions that achieve market acceptance or to integrate technology, products and services that we acquire into our platform, our business and operating results could be adversely affected. The success of enhancements, new features and solutions depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or solutions. Failure in this regard may significantly impair the growth of our revenues. We have experienced, and may in the future experience, delays in the planned release dates of enhancements to our platform, and we have discovered, and may in the future discover, errors in new releases after their introduction. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our platform or customer claims, including, among other things, warranty claims against us, any of which could cause us to lose existing customers or affect our ability to attract new customers.
In addition, if any of our existing services or any new solutions that we introduce in the future do not achieve customer adoption at the rates that we or industry analysts have forecasted, our revenue and operating results may be adversely impacted, and our stock price may decline.
We rely on Amazon Web Services to deliver our platform and solutions to our customers, and any disruption in service from Amazon Web Services or material change to our arrangement with Amazon Web Services could adversely affect our business.
We rely upon Amazon Web Services (“AWS”) to operate certain aspects of our platform and any disruption of or interference with our use of AWS could impair our ability to deliver our platform and solutions to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers and harm to our business. We have architected our software and computer systems to use data processing, storage capabilities and other services provided by AWS. Currently, most of our cloud service infrastructure is run on AWS. Given this, we cannot easily switch our AWS operations to another cloud provider, so any disruption of or interference with our use of AWS would adversely affect our operations and potentially our business.
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

We utilize third-party data center hosting facilities operated by AWS, located in various facilities around the world. Our operations depend, in part, on AWS’s abilities to protect these facilities against damage or interruption due to a variety of factors, including infrastructure changes, human or software errors, natural disasters, power or telecommunications failures, criminal acts, capacity constraints and similar events. For instance, in February 2017, AWS suffered a significant outage in the United States that had a widespread impact on the ability of certain of our customers to fully use our solutions for a small period of time. Despite precautions taken at these data centers, the occurrence of spikes in usage volume, a natural disaster, an act of terrorism, vandalism or sabotage, a decision to close a facility without adequate notice or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenues, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could harm our business.
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
Our business depends on our ability to make our customers successful, both with respect to our platform and solutions and the professional services that are performed to help our customers use features and functions that address their business needs. Professional services may be performed by our own staff, by a third-party partner or by a combination of the two. Our strategy is to work with partners to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If a customer is not satisfied with the quality of work performed by us or a partner or with a virtual implementation or with the type of professional services or solutions delivered, we may incur additional costs in addressing the situation, the profitability of that work might be impaired and the customer’s dissatisfaction with our services or those of our partners could damage our ability to retain that customer or expand the number of solutions subscribed to by that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.
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
Once our solutions are implemented, our customers depend on our support organization to resolve technical issues relating to our solutions. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our platform and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell subscriptions to our solutions to existing and prospective customers and our business, operating results and financial position.
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
Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. For example, our launch of Community.ai in February 2022, which utilizes proprietary artificial intelligence to aggregate and anonymize data from our customers and empower them with actionable data-driven insights. Any deficiencies or failures in the data collection and management systems underlying Community.ai which disrupt, degrade or otherwise adversely impact this process and the related data could result in customers receiving, and potentially acting on the basis of, incomplete or inaccurate information, which could in turn adversely impact our customer relationships and retention rates and harm our reputation. Additionally, data loss, breach, or unlawful or unintended disclosure, could occur as part of our Community.ai offering, which could result in the release of sensitive customer information and create liability exposure.

Furthermore, the availability or performance of our platform could be adversely affected by a number of factors, including customers’ inability to access the Internet, failure of our network or software systems, security breaches or variability in user traffic for our platform. We may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they incur resulting from certain of these events. For example, our customers access our solutions through their ISPs. If an ISP fails to provide sufficient capacity to support our solutions or otherwise experiences service outages, such failure could interrupt our customers’ access to our solutions and adversely affect their perception of our solutions’ reliability. In addition to potential liability, if we experience interruptions in the availability of our platform, our reputation could be adversely affected and we could lose customers.
Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention and result in adverse publicity which harms our reputation.
Risks Related to our Technology and Intellectual Property
We may be sued by third parties for various claims including alleged infringement of their proprietary rights.
We are involved in various legal matters arising from the normal course of business activities. These may include claims, suits, and other proceedings involving alleged infringement of third-party patents and other intellectual property rights, as well as commercial, corporate and securities, labor and employment, wage and hour, and other matters. In particular, there has been considerable activity in our industry to develop and enforce intellectual property rights. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. In the past third parties have claimed and in the future third parties may claim that our platform and underlying technology are infringing upon or otherwise violating their intellectual property rights, and we may be found to be infringing upon such rights.
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
Our success and ability to compete depend in part upon our intellectual property. We primarily rely on copyright, patent, trade secret and trademark laws, trade secret protection and confidentiality or contractual agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights as well as the policies and procedures implemented to detect threats (including from malfeasance by employees or contractors or other insiders with access to our technology and intellectual property, or unauthorized intrusions into our networks and systems by third parties) may be inadequate. and may fail to identify in a timely manner, if at all, every instance of infringement or attempted theft of our intellectual property. Any failure to identify, assess and expediently resolve attempted or actual theft, infringement or other unauthorized use of our technology or intellectual property could adversely impact our business and reputation.

In addition, our international operations expose us to a variety of customers and other foreign actors that may operate in jurisdictions where it is difficult or impossible for us to assert our intellectual property rights in case of infringement or theft, either as a statutory or practical matter. We have engaged in, and may in the future engage in additional, joint ventures with strategic partners outside of the United States, which may expose our technology and intellectual property to a heightened risk of unauthorized use or theft.

In order to protect our intellectual property rights, we may be required to expend significant resources to monitor and protect such rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could seriously adversely affect our brand and our business. For example, such failures could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our platform, or injure our reputation.
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
Our platform incorporates certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our platform with new third-party software may require significant work and require substantial investment of our time and resources. Also, to the extent that our platform depends upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our platform, delay new solution introductions, result in a failure of our solutions and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may be time consuming to negotiate or result in increased licensing costs and/or less favorable terms.
Risks Related to COVID-19
We continue to face financial and operational risks related to the current COVID-19 pandemic.

The COVID-19 pandemic has had a significant impact on businesses and people around the world since it was publicly reported on or around December 2019. The duration of the pandemic, the potential for new variants, the potential need for new vaccines and the full extent of the impact of the foregoing are unknown.

Our business has been and could continue to be adversely affected by the COVID-19 pandemic. The pandemic has adversely affected the macroeconomic environment and increased economic and stock market volatility and uncertainty. Restrictions on business activities, such as stay-at-home orders, whether imposed by governments or otherwise, may continue to adversely affect our sales activities, employee morale, operations and growth prospects. These restrictions, together with changes in consumer and business spending behavior prompted by the pandemic, have caused businesses in the United States and other jurisdictions to reduce or suspend their operations, lay-off employees, and in some cases shutdown operations—a pattern of global economic phenomena for which there is little precedent in modern times.

The COVID-19 pandemic has had and may continue to have an adverse impact on us in a number of ways, any of which individually or together could have a material adverse impact on our results of operations, financial condition and growth prospects. For example, although we derive a significant portion of our revenue from sales to enterprise customers (a segment that may be more resilient to economic volatility), a prolonged economic downturn is likely to impact many of our enterprise customers adversely. The extent of the damage to this segment of our customer base may not be apparent as quickly as for other segments, and is likely to differ by industry. Certain solutions of our platform, such as those that focus on business travel spend, may not be purchased by existing or prospective customers due to operational changes they made in response to the pandemic, such as restrictions placed on business travel, which could adversely impact our sales and revenue. These trends may persist to the extent that remote working arrangements become more commonplace. In addition, the pandemic may limit the ability of our suppliers and business partners to perform under their contracts with us, and we may not be able to find and engage additional or substitute suppliers and partners in a timely manner and on terms acceptable to us.

We believe that many businesses have been and may continue to be more reluctant to invest in the purchase and implementation of a new software solution like ours in the near term because of the economic uncertainty associated with the pandemic. It may become more difficult for us to acquire new customers and could lead to longer sales cycles, higher acquisition costs and greater uncertainty around the timing and likelihood of closing sales opportunities to which we have already devoted meaningful time and resources. Our existing customers may reduce their subscriptions or choose not to add new users or adopt new solutions at the rate we expect based on past experience. In addition, if our results of operations or our assessment of our growth prospects or potential for future revenue and profitability fail to meet investor and analyst expectations for any particular financial period, our stock price may experience a substantial decline, even if our revenues have increased or our margins have improved relative to past periods.

The spread of COVID-19 has also caused us to modify our business practices. Working remotely has made our workforce more reliant on certain cloud-based communication and collaboration services, and any disruption to these services would likely have an adverse impact on employee productivity. In addition to the limitations imposed by an all or partially-remote environment, many of our employees must contend with additional personal and family challenges from the COVID-19 pandemic that affect employee productivity and morale.

With the re-emergence of in-office working, any incidents of actual or perceived transmission may require us to temporarily close an impacted office, disrupt our operations, expose us to liability from employee claims, adversely impact employee productivity and morale, and result in negative publicity and reputational harm.

In addition, the stock market has experienced periods of high volatility during the COVID-19 pandemic and such volatility may continue. As a result, our stock price may be adversely impacted for reasons unrelated to our performance. A decline in stock price may make it more difficult for us to raise capital on terms acceptable to us or at all.

The extent to which the COVID-19 pandemic continues to impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict, including, but not limited to, the duration and severity of the pandemic, the availability and efficacy of new and existing vaccines in limiting infection and transmission, the emergence of potential new and more virulent or contagious variants, the actions taken in the United States and globally to contain the virus or address its impact, and how quickly and to what extent normal economic and operating activities can resume. To the extent the COVID-19 pandemic adversely affects our business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Even after the pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. For the reasons discussed above and others that we may not have foreseen, we expect that the pandemic will continue to have adverse impacts on aspects of our business in the near term, any of which individually or together may have a material adverse impact on our results of operations, financial condition, growth prospects and stock price.

Risks Related to our Financial Results and Reporting
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
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
•increases or decreases in the number of users for our platform, increases or decreases in the solutions purchased for our platform or pricing changes upon any renewals of customer agreements;
•changes in our pricing policies or those of our competitors;
•seasonal variations in sales of our software subscriptions, which have historically been highest in the fourth quarter of a calendar year but may vary in future quarters;
•the timing and success of new product or solution introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
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
We generally recognize subscription revenues from customers ratably over the terms of their contracts. Most of the subscription revenues we report on each quarter are derived from the recognition of deferred revenue relating to subscriptions and the PCS (as defined below) component of term-based license contracts entered into during previous quarters. Consequently, a decline in new or renewed subscriptions and/or term-based licenses in any single quarter would likely have only a small impact on our revenues for that quarter. However, such a decline would negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, delays in our sales cycles as a result of COVID-19 and potential changes in our pricing policies, customer mix or rate of renewals, may not be fully apparent from our reported results of operations until future periods.
We may be unable to adjust our cost structure to reflect the changes in revenues. In addition, a significant majority of our costs are expensed as incurred, while subscription revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers, particularly large enterprise customers which tend to require larger upfront investment during the sales and implementation processes, could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable subscription term.
We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.
We incurred net losses attributable to Coupa Software Incorporated of $379.0 million, $180.1 million, and $90.8 million in the fiscal years ended January 31, 2022, 2021 and 2020, respectively. We had an accumulated deficit of $894.9 million at January 31, 2022. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers, maintain existing customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. A significant contributor to each of these categories of expense is stock compensation expense associated with equity awards that we grant to many of our employees at the time of hire and thereafter on an annual basis. If we continue to grow at or near the pace at which our headcount increased during our 2022 fiscal year, we would expect our stock compensation expenses likewise to increase at a similar pace in future periods. Furthermore, to the extent we are successful in gaining new customers, we will also incur increased losses because many costs associated with acquiring new customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for longer or shorter periods). If we are unable to maintain consistent or increasing revenue or revenue growth or if our growth or growth forecasts fail to meet the expectations of investors or securities analysts, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a mid-term or long-term basis.
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
Government, Regulatory and Tax-Related Risks
Changes in privacy laws, regulations, and standards may cause our business to suffer.
Our customers can use our platform to collect, use and store certain types of personal or identifying information regarding their employees and suppliers. Federal, state and foreign government bodies and agencies have adopted, are considering adopting or may adopt laws and regulations regarding the collection, use, storage and disclosure of personal information obtained from consumers and individuals, such as compliance with the Health Insurance Portability and Accountability Act in the US and General Data Protection Regulation (“GDPR”) in the European Union (“EU”). The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our platform and reduce overall demand or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Furthermore, privacy concerns may cause our customers’ employees to resist providing the personal data necessary to allow our customers to use our platform effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our platform in certain industries.
All of these domestic and international legislative and regulatory initiatives may adversely affect our customers’ ability to process, handle, store, use and transmit demographic and personal information from their employees, customers and suppliers, which could reduce demand for our platform. For example, the EU and many countries in Europe have stringent privacy laws and regulations, which may affect our ability to operate cost effectively in certain European countries. In particular, the EU's GDPR contains numerous requirements , including robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. The GDPR also includes numerous privacy-related obligations for companies operating in the EU, including greater control for data subjects (e.g., the “right to be forgotten”), data portability for EU consumers, data breach notification requirements, and substantial fines. In particular, under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, customers, data subjects or others. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these customers pursuant to the terms set forth in our engagements with them. We may find it necessary to establish systems in the EU to maintain personal data originating from the EU, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with EU privacy law, including with respect to transfers of personal data from the EU. Many other countries around the world also continue expanding and strengthening their data protection laws.

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

Our customers include governmental agencies and entities (at both the federal, state and local level), and as a result we are subject to risks related to government contracts and procurement regulations, as well as other challenges unique to governmental customers.

We derive a portion of our revenue from contracts with government organizations, and we believe the success and growth of our business will in part depend on adding additional public sector customers. On March 10, 2022, we obtained authorization under the Federal Risk and Authorization Management Program (“FedRAMP”), which promotes the adoption of secure cloud services across the federal government by providing a standardized approach to security and risk assessment for cloud technologies and federal agencies. We believe this FedRAMP authorization will help us increase the number of U.S. public sector customers we work with. Therefore, the loss of FedRAMP authorization could inhibit or preclude our ability to contract with certain U.S. public sector customers. In addition, some customers may rely on our authorization under FedRAMP to help satisfy their own legal and regulatory compliance requirements and our failure to maintain FedRAMP authorization would result in a breach under public sector contracts obtained on the basis of such authorization, which could subject us to liability and result in reputational harm and/or adversely impact our results of operations and financial condition.

Demand from government organizations is often unpredictable, and we cannot assure you that we will be able to maintain or grow our revenue from the public sector. Sales to government entities are subject to substantial additional risks that may not be present in sales to other customers, including, but not limited to, the following:

•it can be more competitive, expensive and time consuming to sell to public sector customers as compared to other customer segments, often requiring substantial upfront investment of time and resources without any assurance that such activities will result in a sale;
•sales to the U.S. and other national governments, as well as state and local governments, may entail compliance with applicable certification and audit requirements, including FedRAMP in the U.S., which are often difficult and costly to obtain and maintain, and failure to comply with such requirements will limit or restrict the public sector customers we can engage with;
•demand and payment for our services by public sector customers may be adversely impacted by public sector budgetary cycles, funding authorizations and/or government shutdowns;
•public sector contracts may be subject to challenge by other interested parties and such challenges, even if unsuccessful, can increase costs, cause delays and defer implementation and revenue recognition;
•public sector customers frequently engage in routine investigations and audits of government contractors’ administrative and operational processes, and any adverse findings resulting from such could result in fines, civil or criminal liability, additional investigations or administrative proceedings, damage to our reputation or restrictions on our ability to transact with public sector customers in the future; and
•contracts with public sector customers can be difficult to negotiate and frequently require extension of terms that differ from our typical customer arrangements, in some cases such terms may be more favorable than customarily provided under our standard commercial contracts (e.g., permitting early termination, pricing concessions or extended payment terms, public disclosure of sensitive information (such as pricing terms) or inclusion of high liability in case of breaches).

In addition, we must comply with laws and regulations relating to the formation, administration, and performance of contracts with public sector customers, including U.S. federal, state, and local governmental organizations, as well as foreign governmental organizations, which affect how we do business with governmental agencies. Contracts with the U.S. government also subject us to certain regulatory and contractual requirements, including expanded compliance obligations under the Federal Acquisition Regulations (“FARs”). Failure to comply with these requirements could subject us to investigations, fines, and other penalties, which could have an adverse effect on our business, results of operations, and financial condition. For example, the U.S. Department of Justice (the “DOJ”) and the General Services Administration (the “GSA”) have in the past pursued claims against and financial settlements with vendors under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. The DOJ and GSA continue to actively pursue such claims. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have a material adverse effect on our reputation, revenue, results of operations, and financial condition. Any inability to address these risks and challenges could reduce the commercial benefit to us or otherwise preclude us from conducting business with public sector customers.

Risks Related to our Indebtedness
We have incurred substantial indebtedness that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur substantially more debt, which may adversely affect our operations and financial results.
In January 2018, we issued $230 million aggregate principal amount of 0.375% Convertible Senior Notes due 2023, which we refer to as the 2023 Notes, in June 2019, we issued $805 million aggregate principal amount of our 0.125% Convertible Senior Notes due 2025, which we refer to as the 2025 Notes, and in June 2020, we issued $1,380 million aggregate principal amount of our 0.375% Convertible Senior Notes due 2026, which we refer to as the 2026 Notes, which we collectively refer to as the Convertible Notes. As of January 31, 2022, we had $1,720.6 million in total long-term liabilities, comprised primarily of $1,614.3 million related to the carrying amount of the 2025 Notes and 2026 Notes. Our indebtedness may:
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
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the amounts payable under the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. For example, the Federal Reserve’s discount rate may increase, and/or other monetary policy may change, which could ultimately result in higher short-term and/or long-term interest rates and could otherwise impact the general availability of credit. Higher prevailing interest rates and/or a tightening supply of credit would adversely affect the terms upon which we would be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 10, “Convertible Senior Notes” in the notes to our consolidated financial statements, the conditional conversion feature of the 2023 Notes and the 2025 Notes was triggered as of January 31, 2022.
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
In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) to amend current accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, diluted earnings per share will generally be calculated assuming that all the Convertible Notes are converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may change previously reported per share results. See Note 2 “Significant Accounting Policies — Recent Accounting Guidance” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes and could also impact the trading price of the Convertible Notes. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock have ranged from $22.50 to $377.04 through January 31, 2022. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•the size of our market float;
•environmental, social, governance, ethical, and other issues impacting our brand; and
•any other factors discussed in this Annual Report.
The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business. In addition, because we award restricted stock units (RSUs) to many of our employees as part of their total compensation package, and the value of those RSUs depends directly on our stock price, a sharp or prolonged decline in our stock price may make it more difficult for us to retain our employees or result in us granting more awards in the aggregate to retain our employees.
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
We are subject to state laws in California that impose gender and diversity requirements for boards of directors of public companies headquartered in California.

In September 2018, California enacted Senate Bill No. 826 (“SB 826”), requiring public companies with principal executive offices in California to maintain certain female representation on their boards of directors. Additionally, on September 30, 2020, California enacted Assembly Bill No. 979 (“AB 979”), requiring public companies with principal executive offices in California to maintain board membership with members from an underrepresented community based on ethnicity and sexual orientation.

As of January 31, 2022, we were not in full compliance with SB 826 or AB 979. While we are working diligently to remediate this non-compliance, we cannot assure that we will be successful in recruiting and/or retaining members of the board and meet the requirements of SB 826 or AB 979. Non-compliance with either SB 826 or AB 979 may cause certain investors to divert their holdings in our securities and expose us to financial penalties and/or reputational harm, and could result in fines imposed by the California Secretary of State.

General Risks
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

The rules and regulations applicable to public companies make it more expensive for us to obtain and maintain director and officer liability insurance and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
Climate change may have a long-term negative impact on our business.

Risks related to rapid climate change and increased regulation regarding environmental, social and governance (“ESG”) matters may have an increasingly adverse impact on our business. While we seek to mitigate our business risks associated with climate change (such as drought, wildfires, hurricanes, increased storm severity and sea level rise), we recognize that there are inherent climate-related risks wherever business is conducted. The frequency and impact of climate-related events have the potential to disrupt our business, the business of our customers and third-party suppliers, and may increase our costs or cause us to experience losses in order to operate the business. Additionally, we may be subject to increased regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business, including, for example with respect to greenhouse gas emissions and/or water and waste management.

Coupa is committed to sustainable business practices and strives for positive impacts in not just environmental matters, but also social and governance practices. For a discussion of Coupa’s ESG impact, please see the Environmental, Social, and Governance (“ESG”) Impact section.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We lease approximately 69,220 square feet of space for our corporate headquarters in San Mateo, California pursuant to a master lease that expires in April 2024.

We have additional domestic offices in Ann Arbor, Boca Raton, Boston, Chicago, Cincinnati, Denver, New York, Pittsburgh, Reno, San Diego, Seattle, St. Louis and Somerville. We also have international offices in Australia, Canada, China, France, Germany, India, Ireland, Japan, Singapore, Sweden, Switzerland, United Arab Emirates and the United Kingdom. We may further expand our facilities capacity as our employee base grows. We believe that we will be able to obtain additional space on commercially reasonable terms.

Item 3. Legal Proceedings.
Please refer to Note 11, “Commitments and Contingencies” to the Company’s consolidated financial statements for the disclosure of the Company’s legal proceedings.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Market Information for Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol “COUP.”

Holders
As of January 31, 2022 there were 72 registered stockholders of record of our common stock and we believe a substantially greater number of beneficial owners who hold shares through brokers, banks or other nominees.

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

Unregistered Sales of Equity Securities
(a) Sales of Unregistered Securities
In connection with our acquisition of Pana Industries Inc. (“Pana”) in February 2021, we issued a total of 23,822 shares of common stock to two Pana shareholders that are subject to service-based vesting conditions, including continued employment. The issuance of these shares was made pursuant to an exemption from registration under the Securities Act of 1933, as amended, available under Section 4(a)(2), in privately negotiated transactions not involving any public offering or solicitation.

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

Item 6. [Reserved]

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

This section of this Form 10-K generally discusses fiscal 2022 and 2021 items and year-to-year comparisons between fiscal 2022 and 2021. Discussions of fiscal 2020 items and year-to-year comparisons between fiscal 2021 and fiscal 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

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
We refer to the process companies use to purchase goods and services as business spend management and to the money that they manage with this process as spend under management. Our BSM platform delivers a broad range of capabilities that would typically require the purchase and use of multiple disparate point applications. The core of our platform consists of procurement, invoicing, expense management, and payment solutions that form the transactional engine for managing a company’s business spend. In addition, our platform offers specialized solutions targeted for power users, to help companies manage more technical and strategic areas of BSM, including areas such as strategic sourcing, contract management, contingent workforce, supplier risk management, supply chain design and planning, treasury management, and spend analysis.
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
We offer access to our platform under a Software-as-a-Service (“SaaS”) business model. At the time of initial deployment, our customers often make a set of common functions available to the majority of their licensed employees, as well as incremental solutions for select employees and procurement specialists, whom we refer to as power users. Therefore, we are typically able to capture a majority of the expected annual recurring revenue opportunity at the inception of our customer relationships, rather than targeting specific power users at the outset of the customer relationship with the intention of expanding and capturing more annual recurring revenue at later stages of the customer relationship. Customers can rapidly implement our platform, with implementation periods typically ranging from a few weeks to several months. Customers also benefit from software updates that typically require little downtime.
We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No single customer accounted for more than 10% of our total revenues for the years ended January 31, 2022, 2021 and 2020, respectively.
We market our platform primarily through a direct sales force and also benefit from leveraging the referral resources of our partner ecosystem. Our initial contract terms are typically three years, although some customers commit for longer or shorter periods. The large majority of our customers pay annually, one year in advance. Our subscription fee includes access to our service, technical support and management of the hosting infrastructure. We generally recognize revenues from our subscription fees ratably over the contractual term of the arrangement. We do not charge suppliers who are on our platform to transact with our customers. We believe this approach helps attract more suppliers to our platform and increases the value of our platform to customers.

We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and solutions to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa, Latin America and Asia-Pacific, including Japan. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 40%, 38% and 36%, respectively, of our total revenues for the years ended January 31, 2022, 2021 and 2020. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.
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
The extent to which the COVID-19 pandemic may impact our financial condition or results of operations in future periods remains uncertain. The effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. We may experience decreased customer demand, reduced customer spend, customer bankruptcies and other non-payment situations, shorter contract duration, longer sales cycles and extended payment terms, any of which could materially adversely impact our business, results of operations and overall financial performance in future periods. The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend in part on future developments and conditions, including the duration and spread of the outbreak and ongoing variants; government responses to the pandemic; the impact on our customers and our sales cycles; extent of delays in hiring and onboarding new employees; and effect on our partners, vendors and supply chains, all of which are uncertain and difficult to predict. The spread of COVID-19 has also caused us to modify our business practices. Working remotely has made our workforce more reliant on certain cloud-based communication and collaboration services, and any disruption to these services would likely have an adverse impact on employee productivity. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented to date have not materially impaired and are not expected to materially impair our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See the section “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Recent Business Developments

In February 2021, we acquired all of the equity interest in Pana Industries, Inc. (“Pana”), a corporate travel booking solution company. The purchase consideration was approximately $48.5 million in cash (of which $7.1 million is being held in escrow for fifteen months after the transaction closing date). In addition, we issued 23,822 shares of unvested common stock with an approximate fair value of $7.6 million to two of Pana's shareholders. These shares are subject to service-based vesting conditions including continued employment with us.

In March 2021, we established a joint venture with Japan Cloud Computing L.P. and M30 LLC in Japan (“Coupa K.K.”). This joint venture is intended to enable us to support the growing number of Japanese companies looking to gain greater efficiency and agility through BSM. As of January 31, 2022, we had a 51% controlling ownership interest in the joint venture.

In fiscal 2022, we announced the launch of Coupa Ventures, a fund to foster innovation in BSM. Coupa Ventures will invest in early and growth-stage companies that we believe are breaking down inefficiencies in how businesses manage their spend, aligning processes and decisions across supply chain, procurement, and finance. As of January 31, 2022, we have invested a total of approximately $10.0 million principal amount in portfolio companies.

Our Business Model
Our business model focuses on maximizing the lifetime value of a customer relationship, and we continue to make significant investments in order to grow our customer base. Due to our subscription model, we recognize subscription revenues ratably over the term of the subscription period. As a result, the profitability of a customer to our business in any particular period depends in part upon how long a customer has been a subscriber on our platform. In general, the associated upfront costs with respect to new customers are higher in the first year than the aggregate revenues we recognize from those new customers in the first year. We believe that, over time, as our customer base grows and a relatively higher percentage of our subscription revenues are attributable to renewals versus new customers or upsells to existing customers, associated sales and marketing expenses and other allocated upfront costs as a percentage of revenues will decrease, subject to investments we plan to make in our business. Over the lifetime of the customer relationship, we also incur sales and marketing costs to manage the account, renew or upsell the customer to more solutions and more users. However, these costs are significantly less than the costs initially incurred to acquire the customer. We calculate the lifetime value of our customers and associated customer acquisition costs for a particular year by comparing (i) gross profit from net new subscription revenues for the year multiplied by the inverse of the estimated subscription renewal rate to (ii) total sales and marketing expense incurred in the preceding year. On this basis, we estimate that for each of fiscal 2022 and 2021, the calculated lifetime value of our customers has exceeded six times the associated cost of acquiring them. Other companies may calculate lifetime value and customer acquisition costs differently than our chosen method and, therefore, may not be directly comparable.

Key Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of January 31,
	2022	2021	2020
Cumulative spend under management (in billions)	$3,340.2	$2,359.3	$1,655.2
Remaining performance obligations (in millions)	$1,283.7	$952.3	$724.9
Deferred revenue (in millions)	$491.4	$361.9	$261.8
Trailing twelve months calculated billings (in millions)	$854.8	$641.7	$468.9
Customers with annualized subscription revenue above $100,000	1,370	1,082	813

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

Remaining Performance Obligations and Deferred Revenue
Remaining performance obligations represent the amount of consideration allocated to unsatisfied performance obligations related to non-cancelable contracts, which includes both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. In calculating the remaining performance obligation amount, we elected to apply the two expedients under the revenue standard to exclude remaining performance obligations amounts related to contracts that are twelve months or less and contracts where revenue is being recognized under the as-invoiced method.
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
Trailing Twelve Months Calculated Billings
Trailing twelve months calculated billings represents total revenues recognized during the period of consecutive twelve months ended January 31, 2022 and 2021 plus the change in deferred revenue for each of those same periods. Trailing twelve month calculated billings is comprised of subscription contracts with existing customers (including renewal contracts and add-on contracts), subscription contracts with new customers, term-based license contracts, and contracts for professional services, training and other revenues.
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

Subscription revenues consist primarily of fees to provide our customers access to our cloud-based platform, which includes routine customer support at no additional cost. Term-based licenses are sold as bundled arrangements that include the rights to a term license and post-contract customer support (“PCS”). Accordingly, we allocate the transaction price to each performance obligation. The revenues related to the amount allocated to PCS are included in subscription revenue, which are recognized ratably over the contract term beginning on the license delivery date. Professional services fees and other include deployment services, optimization services, training, and revenues allocated to license component for the sales of term-based licenses. Subscription revenues are a function of renewal rates, the number of customers, the number of users at each customer, the number of solutions subscribed to by each customer, and the price of our solutions.

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

Operating Expenses
Research and Development
Research and development expenses consist primarily of personnel costs of our development team, including salaries, benefits, bonuses, stock-based compensation expense and allocated overhead costs. Our cycle of frequent updates has facilitated rapid innovation and the introduction of new solutions throughout our history. We have aggressively invested, and intend to continue to invest, in developing technology to support our growth. We capitalize certain software development costs that are attributable to developing new solutions and features and adding incremental functionality to our platform, and we amortize such costs as costs of subscription revenues over the estimated life of the new application or incremental functionality, which is typically three years.

Sales and Marketing
Sales and marketing expenses consist primarily of personnel and related costs directly associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. Commissions earned by our sales force that are considered incremental costs for obtaining a non-cancelable subscription contract are deferred and amortized over a period of benefit that we have determined to be five years. For commissions earned from the sale of term-based license contracts, we allocate the costs of commission in proportion to the allocation of the transaction price of license and PCS performance obligations. Commissions associated with the license component are expensed at the time the related revenue is recognized. Commissions allocated to PCS are deferred and then amortized over five years. Other sales and marketing costs include promotional events to promote our brand, including our Inspire conferences, web advertising, television media, events, allocated overhead and amortization of customer relationships and trademark.

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

Benefit From Income Taxes
Benefit from income taxes is primarily related to the reversal of U.S. and foreign deferred tax liabilities as a result of current year intangible and convertible note original issue discount amortization, foreign excess tax benefits related to stock-based compensation, and remeasurement of deferred tax assets due to tax rate changes in the UK, partially offset by income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on net deferred tax assets of our U.S. entities as we have concluded that it is not more likely than not that the deferred assets will be utilized.

Results of Operations
The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	For the year ended January 31,
	2022		2021		2020
	(in thousands, except percentages)
Revenues:
Subscription	$634,034	87%	$470,341	87%	$345,261	89%
Professional services and other	91,255	13	71,302	13	44,458	11
Total revenues	725,289	100	541,643	100	389,719	100
Cost of revenues:
Subscription	209,799	29	147,374	27	89,452	23
Professional services and other	103,437	14	74,327	14	49,764	13
Total cost of revenues	313,236	43	221,701	41	139,216	36
Gross profit	412,053	57	319,942	59	250,503	64
Operating expenses:
Research and development	166,486	23	133,842	25	93,089	24
Sales and marketing	327,786	45	236,312	44	155,216	40
General and administrative	161,865	22	116,341	21	75,623	19
Total operating expenses	656,137	90	486,495	90	323,928	83
Loss from operations	(244,084)	(34)	(166,553)	(31)	(73,425)	(19)
Interest expense	(122,741)	(16)	(91,271)	(17)	(37,658)	(10)
Other income (expense), net	(4,883)	(1)	13,321	2	9,316	2
Loss before benefit from income taxes	(371,708)	(51)	(244,503)	(46)	(101,767)	(27)
Benefit from income taxes	(2,602)	—	(64,386)	(12)	(10,935)	(3)
Net loss	(369,106)	(51)	(180,117)	(34)	(90,832)	(24)
Net loss attributable to redeemable non-controlling interests	(1,063)	—	—	—	—	—
Adjustment attributable to redeemable non-controlling interests	10,996	1	—	—	—	—
Net loss attributable to Coupa Software Incorporated	$(379,039)	(52)%	$(180,117)	(34)%	$(90,832)	(24)%

Fiscal Years Ended January 31, 2022 and 2021
Revenues

	For the year ended January 31,		% Change
	2022	2021
	(in thousands)
Subscription	$634,034	$470,341	35%
Professional services and other	91,255	71,302	28%
Total revenues	$725,289	$541,643	34%

Total revenues were $725.3 million for the fiscal year ended January 31, 2022 compared to $541.6 million for the fiscal year ended January 31, 2021, an increase of $183.6 million, or 34%. Subscription revenues were $634.0 million, or 87% of total revenues, for the fiscal year ended January 31, 2022, compared to $470.3 million, or 87% of total revenues, for the fiscal year ended January 31, 2021. This increase in absolute dollars was predominantly driven by the increase in the number of customers with annualized subscription revenue above $100,000, which was 1,370 as of January 31, 2022, compared to 1,082 as of January 31, 2021. Professional services and other revenues were $91.3 million for the fiscal year ended January 31, 2022 compared to $71.3 million for the fiscal year ended January 31, 2021. The increase of $20.0 million, or 28%, was primarily due to increases in implementation services provided to our customers.

We will continue to monitor the COVID-19 pandemic carefully and its impact on our customers and customer acquisitions.

Cost of Revenues

	For the year ended January 31,		% Change
	2022	2021
	(in thousands)
Subscription	$209,799	$147,374	42%
Professional services and other	103,437	74,327	39%
Total cost of revenues	$313,236	$221,701	41%

Cost of subscription was $209.8 million for the fiscal year ended January 31, 2022 compared to $147.4 million for the fiscal year ended January 31, 2021, an increase of $62.4 million, or 42%. The increase in cost of subscription was primarily due to an increase of $27.7 million in amortization of developed technology assets related to acquisitions, an increase of $12.5 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $8.9 million in hosting fees to accommodate increased customer spend, an increase of $6.2 million in software costs to manage our platform, an increase of $2.7 million in amortization of capitalized development costs, and an increase of $4.4 million in third party services and other costs driven by our overall growth.

Cost of professional services was $103.4 million for the fiscal year ended January 31, 2022, compared to $74.3 million for the fiscal year ended January 31, 2021, an increase of $29.1 million, or 39%. The increase in cost of professional services was primarily due to an increase of $16.7 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $11.1 million in amortization of developed technology assets related to acquisitions, an increase of $2.8 million in other costs driven by our overall growth, partially offset by a decrease of $1.5 million in third party implementation services.

We will continue to monitor the COVID-19 pandemic carefully and its impact on our cost profile in providing hosting solutions and services to our customers.

Gross Profit

	For the year ended January 31,		% Change
	2022	2021
	(in thousands)
Gross profit	$412,053	$319,942	29%

Gross profit was $412.1 million for the fiscal year ended January 31, 2022, compared to $319.9 million for the fiscal year ended January 31, 2021, an increase of $92.1 million, or 29%. Gross margin was 57% for the fiscal year ended January 31, 2022, compared to 59% for the fiscal year ended January 31, 2021. The decrease in gross margin was primarily due to the increase in amortization of developed technology assets related to acquisitions.

Operating Expenses
Research and Development

	For the year ended January 31,		% Change
	2022	2021
	(in thousands)
Research and development	$166,486	$133,842	24%

Research and development expenses were $166.5 million for the fiscal year ended January 31, 2022 compared to $133.8 million for the fiscal year ended January 31, 2021, an increase of $32.6 million, or 24%. The increase was primarily due to an increase of $27.3 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $2.8 million in hosting fees, and an increase of $2.5 million in other costs driven by our overall growth.

Sales and Marketing

	For the year ended January 31,		% Change
	2022	2021
	(in thousands)
Sales and marketing	$327,786	$236,312	39%

Sales and marketing expenses were $327.8 million for the fiscal year ended January 31, 2022, compared to $236.3 million for the fiscal year ended January 31, 2021, an increase of $91.5 million, or 39%. The increase was primarily due to an increase of $40.3 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $31.9 million in amortization of customer relationship assets related to acquisitions, an increase of $12.5 million primarily related to advertising campaigns and marketing events, and an increase of $6.8 million in other costs driven by our overall growth.

General and Administrative

	For the year ended January 31,		% Change
	2022	2021
	(in thousands)
General and administrative	$161,865	$116,341	39%

General and administrative expenses were $161.9 million for the fiscal year ended January 31, 2022 compared to $116.3 million for the fiscal year ended January 31, 2021, an increase of $45.5 million, or 39%. The increase was primarily due to an increase of $29.9 million in employee compensation costs related to higher headcount, including stock-based compensation costs, a non-recurring prior year benefit of $12.5 million arising from the reversal of the Yapta contingent consideration liability, an increase of $4.4 million in third party services, such as recruiting expenses and legal service fees, an increase of $2.0 million in other costs driven by our overall growth, partially offset by a release of allowances for credit losses of $3.3 million.

Interest Expense

	For the year ended January 31,		% Change
	2022	2021
	(in thousands)
Interest expense	$122,741	$91,271	34%

Interest expense was $122.7 million for the fiscal year ended January 31, 2022, compared to $91.3 million for the fiscal year ended January 31, 2021. The $31.5 million increase in interest expense was primarily due to amortization of the debt discount and issuance costs on the 2026 Notes issued in the middle of the second quarter of fiscal 2021.

Other Income (Expense), Net

	For the year ended January 31,		% Change
	2022	2021
	(in thousands)
Other income (expense), net	$(4,883)	$13,321	N/M

Other expense, net was $4.9 million for the fiscal year ended January 31, 2022 compared to other income, net of $13.3 million for the fiscal year ended January 31, 2021. The fluctuation of $18.2 million was primarily due to $9.2 million in unfavorable fluctuations related to foreign currency exchange rates, a decrease of $5.5 million in income earned from our investments in marketable securities and money market funds primarily as a result of a lower market yield and reduced amount of investments, a decrease of $3.5 million in gains from early conversions on the 2023 Notes.

Benefit From Income Taxes

	For the year ended January 31,		% Change
	2022	2021
	(in thousands)
Benefit from income taxes	$(2,602)	$(64,386)	(96)%

The benefit from income taxes was $2.6 million for the fiscal year ended January 31, 2022, compared to a tax benefit of $64.4 million for the fiscal year ended January 31, 2021. The $61.8 million decrease in benefit from income taxes was primarily due to the significant income tax benefits recorded in fiscal 2021 related to acquisitions completed during the year. We maintain a full valuation allowance on net deferred tax assets of our U.S. entity as we have concluded that it is not more likely than not that the deferred tax assets will be utilized.

Fiscal Years Ended January 31, 2021 and 2020
For a comparison of our results of operations for the fiscal years ended January 31, 2021 and 2020, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 18, 2021.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of January 31, 2022, we had cash and cash equivalents of $506.5 million, and marketable securities of $223.0 million.
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
Our material cash requirements from known contractual and other obligations consists of our Convertible Notes, obligations under operating leases for office space, and contractual purchase obligations for hosting services and other services to support the Company's business operations.
We had outstanding 2023 Notes, 2025 Notes and 2026 Notes with principal amounts of $1.8 million, $805.0 million and $1,380.0 million, respectively, as of January 31, 2022. We have the ability to settle the Convertible Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. As of January 31, 2022, there were no unsettled conversion requests. It is our current intent to settle conversions of the remaining 2023 Notes, 2025 Notes and 2026 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock.
In conjunction with the issuance of the Convertible Notes, we entered into capped call transactions that reduce our exposure to additional cash payments above principal balances in the event of a cash conversion of the Convertible Notes. We may owe additional cash to the noteholders upon early conversion if our stock price exceeds $63.821 per share for the 2023 Notes, $295.550 for the 2025 Notes, or $503.415 for the 2026 Notes. Although our incremental exposure to the additional cash payment above the principal amount of the Convertible Notes is reduced by the capped calls, conversion of the Convertible Notes by noteholders and our related settlement of any portion thereof in shares of our common stock may cause dilution to the ownership interests of existing stockholders. As of January 31, 2022, all the capped calls for the 2023 Notes, 2025 Notes and 2026 Notes remained outstanding.
We lease office space under non-cancelable operating leases with various expiration dates through February 2030. As of January 31, 2022, the value of our current and noncurrent operating lease obligations was approximately $15.7 million and $34.9 million, respectively. Our non-cancelable purchase obligations consists of hosting services and other services that support our business operations. As of January 31, 2022, the value of our current and noncurrent purchase obligations was approximately $44.5 million and $160.7 million, respectively. Information regarding our operating lease obligations and contractual purchase obligations can be found in Note 11, “Commitments and Contingencies” in the notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Operating Activities
Cash provided by operating activities for the fiscal year ended January 31, 2022 was $168.1 million compared to $78.2 million for the year ended January 31, 2021. This increase was primarily driven by cash collections from customers.

Investing Activities
Cash used in investing activities for the fiscal year ended January 31, 2022 of $12.7 million was primarily related to $47.3 million in cash used for acquisitions, $13.9 million for the purchases of property and equipment, and $10.0 million for other investments, partially offset by $58.5 million of net cash receipts from purchases, maturities and sales of short-term marketable securities.

Financing Activities
Cash provided by financing activities for the fiscal year ended January 31, 2022 of $27.5 million was primarily due to approximately $31.1 million of proceeds from the issuance of common stock under the ESPP and exercise of stock options, and $2.2 million of cash received from the non-controlling shareholder of Coupa K.K., partially offset by $5.8 million of repayments for the conversions of the 2023 Notes.
Critical Accounting Estimates
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
While our significant accounting policies are more fully described in Note 2 “Significant Accounting Policies” to our consolidated financial statements, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates and therefore involve a greater degree of estimation uncertainty.

Revenue Recognition
We derive our revenues primarily from subscription fees, professional services fees and other. Revenues are recognized when control of these services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Revenues are recognized net of applicable taxes imposed on the related transaction.

Subscription Revenues
We offer subscriptions to our cloud-based business spend management platform, including procurement, invoicing, and expense management. Subscription revenues consist primarily of fees to provide our customers access to our cloud-based platform, which includes routine customer support. Subscription contracts do not provide customers with the right to take possession of the software, are in general, non-cancelable, and do not contain general rights of return. Generally, subscription revenues are recognized ratably over the contractual term of the arrangement, beginning on the date that the service is made available to the customer. Subscription contracts typically have a term of three years with invoicing occurring in annual installments at the beginning of each year in the subscription period.
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

Professional Services Revenues and Other
We offer professional services which primarily include deployment services, optimization services, and training. Professional services are generally sold on a fixed-fee or time-and-materials basis. For services billed on a fixed-fee basis, invoicing typically occurs in advance, and revenue is recognized over time based on the proportion performed. For services billed on a time-and-materials basis, revenue is recognized over time as services are performed.
Term-based licenses are sold as bundled arrangements that include the rights to a term license and PCS. Accordingly, we allocates the transaction price to each performance obligation. The revenues related to the amount allocated to term-based licenses are included in other revenue, which is recognized at the start of the license term when delivery is complete.
Our contracts with customers often include promises to transfer multiple products and services to a customer. For these contracts, we account for individual performance obligations separately if they are distinct. Subscription services, professional services, term-based licenses, and related post-contract customer support are distinct performance obligations that are accounted for separately. In contracts with multiple performance obligations, we assess each promise separately and allocate the transaction price on a relative standalone selling price (“SSP”) basis. Evaluating the terms and conditions included within our customer contracts for appropriate revenue recognition and determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgement.
The determination of standalone selling price for each distinct performance obligation requires judgment. We determine SSP for performance obligations based on overall pricing objectives, which take into consideration market conditions and entity-specific factors. This includes a review of historical data related to the size of arrangements, the applications being sold, customer demographics and the numbers and types of users within the arrangements. We use a range of amounts to estimate SSP for performance obligations. There is typically more than one SSP for individual products and services due to the stratification of those products and services by considerations such as size and sales regions.

Deferred Commissions
Commissions are earned by sales personnel upon the execution of the sales contract by the customer, and commission payments are made shortly after they are earned. Commission costs can be associated specifically with subscription, professional services, and license arrangements. Commissions earned by our sales personnel are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit of five years. Determining the period of benefit requires judgement for which we take into consideration our past experience with customers, future cash flows expected from customers, industry peers and other available information.

Business Combinations
Accounting for business combinations requires our management to make significant estimates and assumptions at the acquisition date, including estimated fair value of acquired intangible assets, and related amortization period. The estimates of fair value require management to also make estimates of, among other things, future expected cash flows, discount rates, expected costs to reproduce an asset or the determination of the useful life of finite-live intangible assets. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, these estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Convertible Notes
We account for the issued convertible senior notes (“Convertible Notes”) as separate liability and equity components associated with the conversion feature. The valuation of the conversion feature in the Convertible Notes involves estimation of the fair value of the liability component of the Convertible Notes on a stand-alone basis. The fair value of the liability component is calculated by measuring the fair value of a similar liability that does not have an associated convertible feature using a discounted cash flow model with a discount rate associated with each convertible note. In addition, for the 2026 Notes, the Company also used lattice models to determine the discount rate. Determining discount rates require judgement, and the fair value of the liability component is sensitive to changes in the discount rate.

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
The following tables provide a reconciliation of loss from operations to non‑GAAP operating income, from net loss attributable to Coupa Software Incorporated to non-GAAP net income attributable to Coupa Software Incorporated, and from net cash provided by operating activities to adjusted free cash flows (in thousands):

	For the year ended January 31,
	2022	2021	2020
	(in thousands)
Loss from operations	$(244,084)	$(166,553)	$(73,425)
Stock-based compensation	199,895	168,850	81,376
Amortization of acquired intangible assets	133,542	62,897	23,976
Change in fair value of contingent consideration payable	—	(12,500)	—
Non-GAAP operating income	$89,353	$52,694	$31,927

	For the year ended January 31
	2022	2021	2020
	(in thousands)
Net loss attributable to Coupa Software Incorporated	$(379,039)	$(180,117)	$(90,832)
Stock-based compensation	199,895	168,850	81,376
Amortization of acquired intangible assets	133,542	62,897	23,976
Change in fair value of contingent consideration payable	—	(12,500)	—
Amortization of debt discount and issuance costs	115,688	86,541	35,922
Loss (gain) on conversion of convertible senior notes	357	(3,154)	—
Income tax effects and adjustments (1)	(18,245)	(66,792)	(13,826)
Adjustment attributable to redeemable non-controlling interests	10,996	—	—
Non-GAAP net income attributable to Coupa Software Incorporated	$63,194	$55,725	$36,616

	For the year ended January 31
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$168,090	$78,202	$68,156
Less: purchases of property and equipment	(13,853)	(11,492)	(11,970)
Add: repayments of convertible senior notes attributable to debt discount	1,338	27,409	—
Add: one-time payout of legacy unvested equity awards accelerated in conjunction with a business combination	—	19,428	—
Adjusted free cash flows	$155,575	$113,547	$56,186

(1)During the fourth quarter of fiscal 2022, the Company identified that it had incorrectly calculated its quarterly non-GAAP income tax adjustment associated with the amortization of acquired intangible assets. In the consolidated financial statements for the year ended January 31, 2022, the Company corrected the $2.3 million cumulative impact of such prior-period error as an out-of-period adjustment.

We define non-GAAP operating income as loss from operations before stock-based compensation, amortization of acquired intangible assets, and the change in fair value of contingent consideration related to an acquisition. We define non-GAAP net income attributable to Coupa Software Incorporated as net loss attributable to Coupa Software Incorporated before stock-based compensation, amortization of acquired intangible assets, the change in fair value of contingent consideration related to an acquisition, amortization of debt discount and issuance costs, gain or loss on conversion of convertible senior notes, the adjustment attributable to redeemable non-controlling interests, and related tax effects, including non-recurring income tax adjustments. We define adjusted free cash flows as net cash provided by operating activities, less purchases of property and equipment, plus repayments of convertible senior notes attributable to debt discount, plus one-time payout of legacy unvested equity awards accelerated in conjunction with a business combination.

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

We compensate for these limitations by providing investors and other users of our financial information a reconciliation of non-GAAP operating income to loss from operations, non-GAAP net income attributable to Coupa Software Incorporated to net loss attributable to Coupa Software Incorporated, and adjusted free cash flows to net cash provided by operating activities. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view non-GAAP operating income, non-GAAP net income attributable to Coupa Software Incorporated, and adjusted free cash flows in conjunction with loss from operations, net loss attributable to Coupa Software Incorporated, and the consolidated statements of cash flows.

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

We performed a sensitivity analysis and determined that if an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currency at the balance sheet dates, it would have resulted in an adverse effect on our net losses attributable to Coupa Software Incorporated of approximately $12.4 million and $7.8 million as of January 31, 2022 and 2021, respectively. We expect our international operations to continue to grow in the near term and the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases. In addition, we will continue to monitor the COVID-19 pandemic carefully and its impact on our foreign currencies. The majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.

Market Risk and Market Interest Risk
In June 2020, we issued $1,380.0 million aggregate principal amount of 0.375% convertible senior notes due 2026. In June 2019, we issued $805.0 million aggregate principal amount of 0.125% convertible senior notes due 2025. In January 2018, we issued $230.0 million aggregate principal amount of 0.375% convertible senior notes due 2023, of which approximately $228.2 million aggregate principal amount had been settled by January 31, 2022. The 2026 Notes, 2025 Notes and 2023 Notes have fixed annual interest rates at 0.375%, 0.125% and 0.375%, respectively, and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the values of the Convertible Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the Convertible Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for disclosure purposes only.
Our exposure to interest rate risk also is related to our interest-bearing assets, primarily our cash and cash equivalents. Fluctuations in interest rates impact the yield of the investment. A hypothetical 100 basis points increase in interest rates would have impacted interest income by $2.2 million and $3.1 million for the years ended January 31, 2022 and 2021, respectively.

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
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of January 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2022.
The effectiveness of our internal control over financial reporting as of January 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

c)Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

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

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information called for by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2022 (Proxy Statement) and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) Documents Filed with Report
(1) Financial Statements.

(2) Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts
(in thousands)

	Balance as of beginning of year	Additions	Deductions	Balance as of end of year
Year ended January 31, 2022
Allowance for credit losses	$3,447	$552	$(3,780)	$219
Year ended January 31, 2021
Allowance for credit losses	$61	$3,448	$(62)	$3,447
Year ended January 31, 2020
Allowance for credit losses	$70	$76	$(85)	$61
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

(3) Exhibits.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger by and among the Registrant, Epic Merger Sub, Inc., Exari Group, Inc., and Beacon Equity Partners, LLC, as stockholder representative.	8-K	001-37901	2.1	4/16/2019
2.2	Agreement and Plan of Merger and Reorganization, dated November 2, 2020, by and among Coupa Software Incorporated, Lloyd Merger Sub, Inc., Lloyd Merger Sub, LLC, Laurel Parent Holdings, Inc. and TPG VII Laurel Holdings, L.P., as stockholder representative.	8-K	001-37901	2.1	11/2/2020
3.1	Amended and Restated Certificate of Incorporation of Registrant.	10-Q	001-37901	3.1	12/9/2016
3.2	Amended and Restated Bylaws of Registrant.	10-Q	001-37901	3.2	12/9/2016
4.1	Amended and Restated Investors’ Rights Agreement, dated May 26, 2015, by and among the Registrant and the parties thereto.	S-1	333-213546	4.1	9/8/2016
4.2	Waiver of Notice and Registration Rights and Amendment to Amended and Restated Investors Rights Agreement.	S-1/A	333-217105	4.1.2	4/10/2017
4.3	Indenture with respect to the Company’s 0.375% Convertible Senior Notes due 2023, dated as of January 17, 2018, between the Registrant and Wilmington Trust, National Association, as trustee.	8-K	001-37901	4.1	1/18/2018
4.4	Indenture (including form of Note) with respect to the Company’s 0.125% Convertible Senior Notes due 2025, dated as of June 11, 2019, between the Registrant and Wilmington Trust, National Association, as trustee.	8-K	001-37901	4.1	6/11/2019
4.5	Indenture (including form of Note) with respect to the Company’s 0.375% Convertible Senior Notes due 2026, dated as of June 15, 2020, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-37901	4.1	6/16/2020
4.6	Registration Rights Agreement, dated November 2, 2020, by and among Coupa Software Incorporated and certain equityholders of Laurel Parent Holdings, Inc.	8-K	001-37901	2.2	11/2/2020
4.7	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-37901	4.5	3/20/2020
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-213546	10.1	9/23/2016
10.2*	2006 Stock Plan, as amended, and forms of agreements thereunder.	S-1/A	333-213546	10.2	9/23/2016
10.3*	Registrant’s 2016 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-213546	10.3	9/23/2016
10.4*	Registrant’s 2016 Employee Stock Purchase Plan and form of Participation Agreement thereunder.	S-1/A	333-213546	10.4	10/4/2016
10.5*	Incentive Bonus Plan.	S-1	333-213546	10.5	9/8/2016

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.6*	Offer Letter, dated May 19, 2016, and Severance and Change in Control Agreement, between the Registrant and Robert Bernshteyn.	S-1	333-213546	10.6	9/8/2016
10.6.1*	Amended and Restated Severance and Change of Control Agreement, dated September 24, 2019, between the Registrant and Robert Bernshteyn.	10-Q	001-37901	10.1	12/3/2019
10.7*	Offer Letter, dated May 19, 2016, and Severance and Change in Control Agreement, between the Registrant and Todd Ford.	S-1	333-213546	10.8	9/8/2016
10.7.1*	Amended and Restated Severance and Change of Control Agreement, dated September 30, 2019, between the Registrant and Todd Ford.	10-Q	001-37901	10.4	12/3/2019
10.8*	Offer Letter, dated September 27, 2017, and Severance and Change in Control Agreement, between the Registrant and Mark Riggs.	10-K	001-37901	10.8	3/27/2019
10.8.1*	Amended and Restated Severance and Change of Control Agreement, dated September 27, 2019, between the Registrant and Mark Riggs.	10-Q	001-37901	10.2	12/3/2019
10.9*	Amended and Restated Offer Letter, dated April 26, 2021, between the Registrant and Robert Glenn.	10-Q	001-37901	10.1	6/8/2021
10.9.1*	Severance and Change of Control Agreement, dated February 1, 2021, between the Registrant and Robert Glenn.	10-Q	001-37901	10.1.1	6/8/2021
10.10*	Amended and Restated Offer Letter, dated June 4, 2021, between the Registrant and Anthony Tiscornia.	10-Q	001-37901	10.1	9/8/2021
10.10.1*	Severance and Change of Control Agreement, dated June 4, 2021, between the Registrant and Anthony Tiscornia.	10-Q	001-37901	10.1.1	9/8/2021
10.11	Lease Agreement, dated March 20, 2014, among the Registrant and Crossroads Associates and Clocktower Associates, as amended.	S-1	333-213546	10.11	9/8/2016
10.11.1	Third Amendment, dated May 1, 2017, to the Lease Agreement by and between the Registrant and BCSP Crossroads Property LLC.	10-Q	001-37901	10.1	9/8/2017
10.12*	Compensation Program for Non-Employee Directors.	10-Q	001-37901	10.1	9/6/2018
10.13*	Revised Compensation Program for Non-Employee Directors.	10-Q	001-37901	10.1	12/8/2020
10.14	Form of Base Capped Call Confirmation with respect to the 2023 Notes.	8-K	001-37901	99.1	1/18/2018
10.15	Form of Additional Capped Call Confirmation with respect to the 2023 Notes.	8-K	001-37901	99.2	1/18/2018
10.16	Form of Base Capped Call Confirmation with respect to the 2025 Notes.	8-K	001-37901	99.1	6/11/2019
10.17	Form of Additional Capped Call Confirmation with respect to the 2025 Notes.	8-K	001-37901	99.2	6/11/2019
10.18	Form of Base Capped Call Confirmation with respect to the 2026 Notes.	8-K	001-37901	99.1	6/16/2020
10.19	Form of Additional Capped Call Confirmation with respect to the 2026 Notes.	8-K	001-37901	99.2	6/16/2020
10.20	Form of Director Confidentiality Agreement.	10-K	001-37901	10.14	3/28/2018

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
21.1	List of Subsidiaries of Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page for the Company’s Annual Report on Form 10-K for the year ended January 31, 2022, has been formatted in Inline XBRL.					X

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

Coupa Software Incorporated

Date: March 16, 2022	By:	/s/ Robert Bernshteyn
Robert Bernshteyn Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert Bernshteyn and Anthony Tiscornia, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Bernshteyn	Chief Executive Officer and Director and Chairman of the Board	March 16, 2022
Robert Bernshteyn	(Principal Executive Officer)

/s/ Anthony Tiscornia	Chief Financial Officer	March 16, 2022
Anthony Tiscornia	(Principal Financial Officer)

/s/ Maurizio Baratta	Chief Accounting Officer	March 16, 2022
Maurizio Baratta	(Principal Accounting Officer)

/s/ Michelle Brennan	Director	March 16, 2022
Michelle Brennan

/s/ Leslie Campbell	Director	March 16, 2022
Leslie Campbell

/s/ Roger Siboni	Director	March 16, 2022
Roger Siboni

/s/ Tayloe Stansbury	Director	March 16, 2022
Tayloe Stansbury

/s/ Scott Thompson	Director	March 16, 2022
Scott Thompson

/s/ Frank van Veenendaal	Director	March 16, 2022
Frank van Veenendaal

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Coupa Software Incorporated

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coupa Software Incorporated (the Company) as of January 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue recognition - Identifying and evaluating terms and conditions in contracts
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company derives its revenues primarily from subscription services fees, professional services fees and term-based licenses. The Company determines revenue recognition following a five-step framework in line with ASC 606, Revenue from Contracts with Customers (Topic 606) “ASC 606”. Management applies significant effort and judgment in identifying and evaluating any non-standard terms and conditions in contracts which may impact revenue recognition.
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
March 16, 2022

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Coupa Software Incorporated

Opinion on Internal Control over Financial Reporting
We have audited Coupa Software Incorporated’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Coupa Software Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated balance sheets of the Company as of January 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2022 and the related notes and schedule and our report dated March 16, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Redwood City, California
March 16, 2022

COUPA SOFTWARE INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of January 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$506,459	$323,284
Marketable securities	223,032	283,036
Accounts receivable, net of allowances	226,191	196,009
Prepaid expenses and other current assets	38,270	36,381
Deferred commissions, current portion	21,096	15,541
Total current assets	1,015,048	854,251
Property and equipment, net	30,576	28,266
Deferred commissions, net of current portion	48,562	36,832
Goodwill	1,514,550	1,480,847
Intangible assets, net	510,663	632,173
Operating lease right-of-use assets	42,659	41,305
Other assets	31,121	31,491
Total assets	$3,193,179	$3,105,165
Liabilities, Redeemable Non-Controlling Interests, Other Temporary Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,610	$4,831
Accrued expenses and other current liabilities	79,160	80,271
Deferred revenue, current portion	468,783	356,115
Current portion of convertible senior notes, net (Note 10)	1,639	609,068
Operating lease liabilities, current portion	12,760	11,222
Total current liabilities	566,952	1,061,507
Convertible senior notes, net (Note 10)	1,614,257	897,525
Deferred revenue, net of current portion	22,655	5,773
Operating lease liabilities, net of current portion	31,172	31,845
Other liabilities	52,481	67,915
Total liabilities	2,287,517	2,064,565
Commitments and contingencies (Note 11)
Redeemable non-controlling interests (Note 3)	12,084	—
Other temporary equity (Note 10)	—	369
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at January 31, 2022 and 2021; zero shares issued and outstanding at January 31, 2022 and 2021	—	—
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at January 31, 2022 and 2021; 75,060,139 and 72,753,659 shares issued and outstanding as of January 31, 2022 and 2021, respectively	7	7
Additional paid-in capital	1,778,840	1,556,865
Accumulated other comprehensive income	9,643	9,165
Accumulated deficit	(894,912)	(525,806)
Total stockholders’ equity	893,578	1,040,231
Total liabilities, redeemable non-controlling interests, other temporary equity and stockholders’ equity	$3,193,179	$3,105,165

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the year ended January 31,
	2022	2021	2020
Revenues:
Subscription	$634,034	$470,341	$345,261
Professional services and other	91,255	71,302	44,458
Total revenues	725,289	541,643	389,719
Cost of revenues:
Subscription	209,799	147,374	89,452
Professional services and other	103,437	74,327	49,764
Total cost of revenues	313,236	221,701	139,216
Gross profit	412,053	319,942	250,503
Operating expenses:
Research and development	166,486	133,842	93,089
Sales and marketing	327,786	236,312	155,216
General and administrative	161,865	116,341	75,623
Total operating expenses	656,137	486,495	323,928
Loss from operations	(244,084)	(166,553)	(73,425)
Interest expense	(122,741)	(91,271)	(37,658)
Other income (expense), net	(4,883)	13,321	9,316
Loss before benefit from income taxes	(371,708)	(244,503)	(101,767)
Benefit from income taxes	(2,602)	(64,386)	(10,935)
Net loss	(369,106)	(180,117)	(90,832)
Net loss attributable to redeemable non-controlling interests	(1,063)	—	—
Adjustment attributable to redeemable non-controlling interests	10,996	—	—
Net loss attributable to Coupa Software Incorporated	$(379,039)	$(180,117)	$(90,832)
Net loss per share, basic and diluted, attributable to Coupa Software Incorporated	$(5.13)	$(2.63)	$(1.45)
Weighted-average number of shares used in computing net loss per share, basic and diluted	73,816	68,559	62,484

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the year ended January 31,
	2022	2021	2020
Net loss	$(369,106)	$(180,117)	$(90,832)
Other comprehensive gain in relation to defined benefit plans, net of tax	693	287	119
Changes in unrealized gain (loss) on marketable securities and non-marketable debt securities, net of tax	241	(484)	417
Foreign currency translation adjustments, net of tax	(528)	8,491	—
Comprehensive loss	$(368,700)	$(171,823)	$(90,296)
Less comprehensive loss attributable to redeemable non-controlling interests:
Net loss attributable to redeemable non-controlling interests	(1,063)	—	—
Foreign currency translation adjustments, net of tax, attributable to redeemable non-controlling interests	(72)	—	—
Comprehensive loss attributable to redeemable non-controlling interests	(1,135)	—	—
Comprehensive loss attributable to Coupa Software Incorporated	$(367,565)	$(171,823)	$(90,296)

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2019	60,455,381	$6	$567,797	$335	$(254,857)	$313,281
Equity component of 2025 Notes, net of issuance costs	—	—	246,967	—	—	246,967
Purchase of capped calls	—	—	(118,738)	—	—	(118,738)
Cancellation of common stock issued from acquisitions	(7,784)	—	—	—	—	—
Issuance of common stock for employee share purchase plan	215,472	—	11,455	—	—	11,455
Exercise of stock options	2,712,063	1	17,419	—	—	17,420
Stock-based compensation expense	—	—	82,403	—	—	82,403
Vested restricted stock units	1,153,838	—	—	—	—	—
Temporary equity reclassification	—	—	(16,835)	—	—	(16,835)
Other comprehensive income	—	—	—	536	—	536
Net loss	—	—	—	—	(90,832)	(90,832)
Balance at January 31, 2020	64,528,970	7	790,468	871	(345,689)	445,657
Issuance of common stock for acquisitions	2,849,537	—	668,026	—	—	668,026
Issuance of common stock for employee share purchase plan	209,306	—	15,631	—	—	15,631
Exercise of stock options	1,615,784	—	19,245	—	—	19,245
Stock-based compensation expense	—	—	150,578	—	—	150,578
Vested restricted stock units	1,348,975	—	—	—	—	—
Equity component of 2026 Notes, net of issuance costs	—	—	501,053	—	—	501,053
Purchase of capped calls in relation to 2026 Notes	—	—	(192,786)	—	—	(192,786)
Settlement of 2023 Notes	2,201,087	—	(385,393)	—	—	(385,393)
Deferred tax related to convertible senior notes	—	—	(9,588)	—	—	(9,588)
Temporary equity reclassification	—	—	(369)	—	—	(369)
Other comprehensive income	—	—	—	8,294	—	8,294
Net loss	—	—	—	—	(180,117)	(180,117)
Balance at January 31, 2021	72,753,659	7	1,556,865	9,165	(525,806)	1,040,231
Issuance of common stock for acquisitions	22,370	—	—	—	—	—
Issuance of common stock for employee share purchase plan	156,810	—	21,626	—	—	21,626
Exercise of stock options	759,390	—	9,431	—	—	9,431
Stock-based compensation expense	—	—	200,830	—	—	200,830
Vested restricted stock units	1,235,810	—	—	—	—	—
Settlement of convertible senior notes (Note 10)	132,100	—	(348)	—	—	(348)
Temporary equity reclassification	—	—	369	—	—	369
Other comprehensive loss	—	—	—	478	—	478
Net loss attributable to Coupa Software Incorporated, including adjustment to redeemable non-controlling interests	—	—	(9,933)	—	(369,106)	(379,039)
Balance at January 31, 2022	75,060,139	$7	$1,778,840	$9,643	$(894,912)	$893,578

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended January 31,
	2022	2021	2020
Cash flows from operating activities
Net loss attributable to Coupa Software Incorporated	$(379,039)	$(180,117)	$(90,832)
Net loss and adjustment attributable to redeemable non-controlling interests (Note 3)	9,933	—	—
Net loss	(369,106)	(180,117)	(90,832)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	146,392	72,105	28,553
Amortization of premium on marketable securities, net	377	1,038	325
Amortization of deferred commissions	18,600	14,704	9,556
Amortization of debt discount and issuance costs	115,688	86,541	35,922
Stock-based compensation	199,895	149,423	81,376
Loss (gain) on conversion of convertible senior notes	357	(3,154)	—
Repayments of convertible senior notes attributable to debt discount (Note 10)	(1,338)	(27,409)	—
Other	(2,876)	3,761	(1,381)
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	(25,752)	(36,757)	(11,154)
Prepaid expenses and other current assets	(1,447)	2,954	(16,380)
Other assets	23,266	6,786	9,176
Deferred commissions	(35,906)	(24,157)	(26,231)
Accounts payable	(326)	(851)	(3,720)
Accrued expenses and other liabilities	(28,569)	(65,995)	(20,727)
Deferred revenue	128,835	79,330	73,673
Net cash provided by operating activities	168,090	78,202	68,156
Cash flows from investing activities
Purchases of marketable securities	(176,716)	(1,017,751)	(583,151)
Maturities of marketable securities	140,300	396,595	66,363
Sale of marketable securities	94,916	835,123	199,314
Acquisitions, net of cash acquired	(47,312)	(863,597)	(308,406)
Purchases of other investments	(10,000)	—	—
Purchases of property and equipment	(13,853)	(11,492)	(11,970)
Net cash used in investing activities	(12,665)	(661,122)	(637,850)
Cash flows from financing activities
Investment from redeemable non-controlling interests	2,223	—	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	1,355,066	786,157
Purchase of capped calls	—	(192,786)	(118,738)
Repayments of convertible senior notes	(5,751)	(555,352)	—
Proceeds from the exercise of common stock options	9,446	19,232	17,781
Proceeds from issuance of common stock for employee stock purchase plan	21,626	15,631	11,455
Net cash provided by financing activities	27,544	641,791	696,655
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(219)	438	—
Net increase in cash, cash equivalents, and restricted cash	182,750	59,309	126,961
Cash, cash equivalents, and restricted cash at beginning of year	327,589	268,280	141,319
Cash, cash equivalents, and restricted cash at end of period	$510,339	$327,589	$268,280
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$506,459	$323,284	$268,045
Restricted cash included in other assets	3,880	4,305	235
Total cash, cash equivalents, and restricted cash	$510,339	$327,589	$268,280

See Notes to Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended January 31,
	2022	2021	2020
Supplemental disclosure of cash flow data
Cash paid for income taxes	$5,006	$3,328	$2,294
Cash paid for interest	$6,195	$3,640	$1,489
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in connection with acquisitions	$—	$668,026	$—
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$632	$321	$337

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

Foreign Currency Translation
The functional currency for the large majority of the Company's foreign operations is the U.S. dollar, while a few of its subsidiaries use the local currency as their functional currency for the year ended January 31, 2022. In cases where the Company uses a foreign functional currency, the Company translates the foreign functional currency financial statements to U.S. dollars using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity. The effects of foreign currency translation adjustments are recorded in other comprehensive income as a component of stockholders' equity and the related periodic movements are presented in the consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in other income (expense), net, in the consolidated statements of operations for the period. For the years ended January 31, 2022, 2021 and 2020, realized foreign currency transaction gains and losses were comprised of a net loss of $1.0 million, a net gain of $568,000, and a net loss of $523,000, respectively.

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

No single customer balance comprised 10% or more of total accounts receivable at January 31, 2022 or 2021.

During the years ended January 31, 2022, 2021 and 2020, revenues by geographic area, based on billing addresses of the customers, was as follows (in thousands):

	For the year ended January 31,
	2022	2021	2020
United States	$436,079	$338,084	$248,107
Foreign countries	289,210	203,559	141,612
Total revenues	$725,289	$541,643	$389,719
No single foreign country represented more than 10% of the Company’s revenues in any of the periods presented.
Additionally, no single customer represented more than 10% of the Company’s revenues in any of the periods presented.

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

Marketable Securities
Marketable securities consist of financial instruments such as U.S. treasury securities, U.S. agency obligations, corporate notes and bonds, commercial paper, asset backed securities and certificates of deposit. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at estimated fair value. Credit losses related to the marketable securities are recorded in other income (expense), net in the consolidated statements of operations through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. No credit losses related to marketable securities were recorded by the Company during the years ended January 31, 2022 and 2021. Any remaining unrealized gains or losses for marketable securities are included in accumulated other comprehensive income, a component of stockholders’ equity.

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

These non-marketable debt and equity investments are included in other assets on the Company's consolidated balance sheets.

Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation related costs incurred for the maintenance and bug fixing of the Company’s software platform, as well as planning, predevelopment and post implementation costs associated with the development of enhancements to the Company’s software platform.

Capitalized Software Development Costs
The Company capitalizes certain development costs incurred in connection with software development for its cloud-based platform and software used in operations. Costs incurred in the preliminary stages of development are expensed as incurred. Once the software has reached the development stage, internal and external costs, if direct and incurred for adding incremental functionality to the Company’s platform, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. These software development costs are recorded as part of property and equipment.

Capitalized software development costs are amortized on a straight-line basis to cost of revenues—subscription services over the technology’s estimated useful life, which is generally three years. During the years ended January 31, 2022, 2021 and 2020, the Company capitalized $11.9 million, $10.5 million and $8.4 million, respectively, in software development costs.

Costs incurred in the maintenance and minor upgrade and enhancement of the Company’s software platform without adding additional functionality are expensed as incurred.

Advertising Costs
Advertising costs are expensed as incurred and are primarily included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising expense totaled $15.4 million, $7.7 million and $2.9 million for the years ended January 31, 2022, 2021 and 2020, respectively.

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

Subscription Revenues
The Company offers subscriptions to its cloud-based business spend management platform, including procurement, invoicing, expense management and payment solutions. Subscription revenues consist primarily of fees to provide the Company’s customers access to its cloud-based platform, which includes routine customer support. Subscription contracts do not provide customers with the right to take possession of the software, are in general non-cancelable, and do not contain general rights of return. Generally, subscription revenues are recognized ratably over the contractual term of the arrangement, beginning on the date that the service is made available to the customer. Subscription contracts typically have a term of three years with invoicing occurring in annual installments at the beginning of each year in the subscription period.
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

Significant Judgments
The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. Subscription services, professional services, term-based licenses, and related PCS are distinct performance obligations that are accounted for separately. In contracts with multiple performance obligations, the transaction price is allocated to separate performance obligations on a relative standalone selling price (“SSP”) basis.

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

Contract Balances
The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. The Company records a receivable when revenue is recognized prior to invoicing. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition. Subscription and fixed-fee professional services arrangements are commonly billed in advance, recognized as deferred revenue, and then amortized into revenue over time. The Company's term-based license contracts are billed annually in advance, recognized as deferred revenue, and then recognized as revenues upfront for the license component and ratably over the term license for the PCS component. However, other professional services arrangements, primarily those recognized on a time-and-materials basis, are billed in arrears following services that have been rendered. In addition, for multi-year term-based license contracts, the revenue allocated to license component is recognized upfront while the billing is on annual basis. This may result in revenue recognition greater than invoiced amounts which results in a receivable balance. Receivables represent an unconditional right to payment. As of January 31, 2022 and 2021, the balance of accounts receivable, net of the allowance for credit losses, was $226.2 million and $196.0 million, respectively. Of these balances, $13.9 million and $24.2 million represent unbilled receivable amounts as of January 31, 2022 and 2021, respectively. In addition, as of January 31, 2022 and 2021, the balance of long-term unbilled receivables was approximately $1.9 million and $7.1 million, respectively, which are included in other assets on the Company's consolidated balance sheet.

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

At any point in the contract term, the transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied. These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. As of January 31, 2022, approximately $1,283.7 million of the transaction price from contracts with customers is allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately three-fourths of these remaining performance obligations within the next 24 months and the remainder thereafter. The Company applies the practical expedient to exclude remaining performance obligations that are part of contracts with an original expected duration of one year or less and contracts where revenue is being recognized under the as-invoiced method. During the year ended January 31, 2022, the revenue recognized from performance obligations satisfied in prior periods was approximately $1.6 million.

Accounts Receivable and Allowances for Credit Losses
The Company extends credit to its customers in the normal course of business and does not require cash collateral or other security to support the collection of customer receivables. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period and provides a reserve when needed based on an assessment of various factors including the aging of the receivable balance, historical experience, and expectations of forward-looking loss estimates. When developing the expectations of forward-looking loss estimates, the Company takes into consideration forecasts of future economic conditions, information about past events, such as historical trends of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. Accounts receivable are written off when deemed uncollectible. The allowances for credit losses were not material at January 31, 2022 and 2021.

Deferred Revenue
Deferred revenue consists of non-cancelable customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancelable contracts that have not yet been billed. During the years ended January 31, 2022 and 2021, the Company recognized revenue of $352.9 million and $253.2 million that was included in the deferred revenue balance as of January 31, 2021 and 2020, respectively.

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

The Company capitalized commission costs of $35.9 million, $24.2 million and $26.2 million and amortized $18.6 million, $14.7 million and $9.6 million to sales and marketing expense in the accompanying consolidated statements of operations during the years ended January 31, 2022, 2021 and 2020, respectively.

Redeemable Non-Controlling Interests
During the quarter ended April 30, 2021, the Company established a joint venture in Japan (“Coupa K.K.”), which is a variable interest entity, obtaining a 51% controlling interest. Accordingly, the Company consolidated the financial results of the joint venture.

The agreements with the minority investors of Coupa K.K. contain redemption features whereby the interest held by the minority investors is redeemable either (i) at the option of the minority investors or (ii) at the option of the Company, both beginning on the tenth anniversary of the initial capital contribution. The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded with corresponding adjustments against additional paid-in-capital due to the absence of retained earnings. The carrying amount of the redeemable non-controlling interests is recorded on the Company's consolidated balance sheets as temporary equity.

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

Leases are classified at commencement as either operating or finance leases. As of January 31, 2022, all of the Company’s leases were classified as operating leases. Rent expense for operating leases is recognized using the straight-line method over the term of the agreement beginning on the lease commencement date.

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

As of January 31, 2022, the Company was not a material lessor in leasing arrangements or a party to material sublease arrangements.

Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss consists of net loss, other comprehensive gain (loss) in relation to defined benefits plans, net of tax, changes in unrealized gain (loss) on marketable debt securities, net of tax, and foreign currency translation adjustments, net of tax. The other comprehensive gain (loss) in relation to defined benefits plans represents net deferred gains and losses and prior service costs and credits for the defined benefit pension plans.

Recent Accounting Guidance
New Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for it. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods. The ASU allows entities to use a modified or full retrospective transition method. Under the modified approach, entities will apply the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption.

The Company will adopt the new guidance for the fiscal year beginning February 1, 2022, using the modified retrospective approach with the cumulative effect of adoption recognized at the date of initial application through an adjustment to the opening balance of accumulated deficit, which will result in reduced interest expense in future periods. In the consolidated balance sheets as of February 1, 2022, the adoption of this new guidance is estimated to result in an increase of approximately $541.9 million to the total carrying value of the Convertible Notes to reflect the full principal amount of the Convertible Notes outstanding net of unamortized issuance costs, a decrease of approximately $738.9 million to additional paid-in capital to remove the equity component separately recorded for the conversion features associated with the convertible notes, a decrease of approximately $201.8 million to accumulated deficit, and a decrease of approximately $4.8 million to deferred tax liabilities, as of February 1, 2022.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). The amendments in this ASU require that an acquirer recognizes and measures contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted. The Company intends to adopt this new guidance in the first quarter of fiscal year 2023 with no expected material impact on the Company's historical consolidated financial statements.

Note 3. Redeemable Non-Controlling Interests
In March 2021, the Company established a joint venture with Japan Cloud Computing L.P. and M30 LLC (the “Investors”) in Japan (“Coupa K.K.”), which is a variable interest entity. This joint venture is intended to enable the Company to support the growing number of Japanese companies looking to gain greater efficiency and agility through BSM. On March 15, 2021, the Company initially contributed approximately $2.4 million in cash in exchange for a 51% controlling interest, and the Investors initially contributed approximately $2.2 million. Accordingly, the Company consolidated the financial results of the joint venture. The share of the loss in the joint venture attributable to the redeemable non-controlling interests was approximately $1.1 million during the year ended January 31, 2022.
The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below (in thousands):

January 31,
2022
Balance at beginning of period	$—
Investment by redeemable non-controlling interests	2,223
Net loss attributable to redeemable non-controlling interests	(1,063)
Foreign currency translation adjustments, net of tax	(72)
Adjustment to redeemable non-controlling interest	10,996
Balance at end of period	$12,084

Note 4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheets (in thousands):

	January 31, 2022
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$223,950	$23	$(941)	$223,032
Total marketable securities	$223,950	$23	$(941)	$223,032

	January 31, 2021
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$268,141	$29	$(1)	$268,169
Corporate notes and bonds	14,487	100	—	14,587
Certificates of deposit	280	—	—	280
Total marketable securities	$282,908	$129	$(1)	$283,036

As of January 31, 2022, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$120,093
Due in one year through five years	102,939
Total	$223,032

The Company's marketable securities consist primarily of U.S. treasury securities. The Company views its marketable securities as available to support its current operations, therefore these marketable securities have been classified as short-term available for sale securities.

During the years ended January 31, 2022, 2021 and 2020, there were no material gains or losses from the sale of available-for-sale marketable securities that were reclassified out of accumulated other comprehensive loss.

The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of January 31, 2022, the unrealized losses and the related risk of expected credit losses were insignificant.

Note 5. Fair Value Measurements
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at January 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents: (1)
Money market funds	$233,705	$—	$—	$233,705
Marketable securities:
U.S. treasury securities	—	223,032	—	223,032
Other investments:
Non-marketable debt investments	—	—	6,434	6,434
Total assets	$233,705	$223,032	$6,434	$463,171

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

(1)    Included in cash and cash equivalents.

(2)The derivative liabilities were related to foreign currency forward contracts at a notional amount of $2.9 million. The derivative liabilities were included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets at January 31, 2021. The foreign currency forward contracts matured during the three months ended April 30, 2021 and were not renewed.
Other Investments
The non-marketable debt investments are recorded at fair value on a recurring basis. The estimation of fair value for non-marketable debt investments is based on valuation methods using an observable transaction price, if available and other unobservable inputs including the volatility, rights, and obligations of the securities the Company holds; as a result, the Company classifies these assets as Level 3 within the fair value hierarchy.

As of January 31, 2022, the balance of non-marketable debt investments was $6.4 million, which includes an unrealized gain of $1.3 million. There have been no impairments to the amortized cost of the non-marketable debt investments during the year ended January 31, 2022.

The table above does not include the Company's non-marketable equity investments. The non-marketable equity investments are measured under the measurement alternative on a non-recurring basis. As of January 31, 2022, the carrying value of non-marketable equity investments was $5.0 million. There have been no impairments or adjustments to the carrying amount of the equity investments during the year ended January 31, 2022.

Convertible Senior Notes
The Company has $1,380.0 million in aggregate principal amount of 0.375% convertible senior notes due in 2026 (the “2026 Notes”), $805.0 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (the “2025 Notes”) and $1.8 million in aggregate principal amount of 0.375% convertible senior notes due in 2023 (the “2023 Notes” and together with the 2025 Notes and 2026 Notes, the “Convertible Notes”), outstanding as of January 31, 2022. Refer to Note 10, “Convertible Senior Notes” for further details on the Convertible Notes.
The Company carries the Convertible Notes at par value less the portion allocated to equity and the related unamortized discount and issuance costs on its consolidated balance sheets and presents the fair value for disclosure purposes only. The estimated fair value of the 2026 Notes, 2025 Notes and 2023 Notes, based on a market approach as of January 31, 2022 was approximately $1,227.1 million, $895.0 million and $5.3 million, respectively, which represents a Level 2 valuation estimate. The estimated fair value of the 2026 Notes, 2025 Notes and 2023 Notes, based on a market approach as of January 31, 2021 was approximately $1,775.0 million, $1,617.5 million and $61.2 million, respectively, which represents a Level 2 valuation estimate. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last trade completed prior to the end of the period.

Note 6. Business Combinations
Acquisitions in Fiscal Year Ended January 31, 2022
Pana Industries, Inc.

On February 1, 2021, the Company acquired all of the equity interest in Pana Industries, Inc. (“Pana”), a corporate travel booking solution company. The purchase consideration was approximately $48.5 million in cash (of which $7.1 million is being held in escrow for fifteen months after the transaction closing date).
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

February 1, 2021
Cash and cash equivalents	$3,413
Intangible assets	12,200
Other assets	772
Goodwill	33,817
Accounts payable and other liabilities	(1,662)
Total consideration	$48,540
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
The Company incurred costs related to this acquisition of approximately $440,000 for the year ended January 31, 2022. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in the consolidated statements of operations.

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
Acquisitions in Fiscal Year Ended January 31, 2021
LLamasoft, Inc.

On November 2, 2020, the Company completed the acquisition of Laurel Parent Holdings, Inc. and its subsidiaries (“LLamasoft”), a supply chain design and analysis software and solutions company. The acquisition strengthens Coupa’s supply chain capabilities, enabling businesses to drive greater value through Business Spend Management. In connection with the acquisition, all outstanding equity securities of LLamasoft were cancelled with the payment by the Company of approximately $1.4 billion, of which approximately $792.2 million was paid in cash, and the remainder was paid in the form of 2,371,014 shares of the Company's common stock with a fair value of approximately $634.5 million. Approximately $15.0 million of the cash paid is being held in escrow for fifteen months after the transaction closing date as security for the former LLamasoft stockholders' indemnification obligations.

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

November 2, 2020
Cash and cash equivalents	$1,389
Accounts receivable	39,564
Goodwill	931,815
Intangible assets	517,600
Operating lease right-of-use assets	14,820
Other assets	23,389
Accounts payable and other current liabilities	(9,743)
Deferred revenue	(14,798)
Operating lease liabilities	(14,644)
Deferred tax liability, net	(76,091)
Other noncurrent liabilities	(14,374)
Total consideration	$1,398,927

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

Much-Net GmbH

On September 15, 2020, the Company acquired all of the equity interest in Much-Net GmbH (“Much-Net”), a financial instrument software and service provider that specializes in risk management. The purchase consideration was approximately $4.3 million in cash which is net of $1.8 million in cash acquired. The acquisition was accounted for as a business combination and, accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. In aggregate, the Company recorded $1.0 million for developed technology intangible assets with an estimated useful life of four years, and $4.1 million of goodwill which is primarily attributed to assembled workforce and expected synergies. The goodwill is not deductible for income tax purposes. The other assets acquired and liabilities assumed were not material.

Bellin Treasury International GmbH

On June 9, 2020, the Company acquired all of the equity interest in Bellin Treasury International GmbH (“Bellin”), a cloud-based treasury management software platform that improves visibility and control over cash and optimizes treasury processes. The purchase consideration was approximately $121.0 million, comprised of $79.1 million in cash (of which $8.0 million is being held in escrow for eighteen months after the transaction closing date) and 186,300 shares of the Company’s common stock with a fair value of approximately $41.8 million as of the transaction close date. In addition, the Company issued 208,766 shares of common stock with an approximate fair value of $46.9 million to one of the sellers who became a Coupa employee. These shares are subject to service-based vesting conditions including continued employment with the Company. The value assigned to the unvested common stock will be recorded as post-acquisition compensation expense as the shares vest and has been excluded from the purchase consideration.

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

June 9, 2020
Cash and cash equivalents	$4,783
Accounts receivable	5,345
Intangible assets	42,745
Other assets	4,932
Goodwill	86,674
Accounts payable and other current liabilities	(3,479)
Deferred revenue	(4,230)
Deferred tax liability, net	(12,946)
Other noncurrent liabilities	(2,851)
Total consideration	$120,973

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

Note 7. Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	As of January 31,
	2022	2021
Furniture and equipment	$15,584	$11,955
Software development costs	55,733	43,857
Leasehold improvements	7,193	5,465
Construction in progress	471	848
Total property and equipment	78,981	62,125
Less: accumulated depreciation and amortization	(48,405)	(33,859)
Property and equipment, net	$30,576	$28,266

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $5.2 million, $3.6 million and $1.7 million for the years ended January 31, 2022, 2021 and 2020, respectively. Amortization expense related to software development costs was approximately $9.9 million, $7.1 million and $3.6 million for the years ended January 31, 2022, 2021 and 2020, respectively.

Note 8. Goodwill and Other Intangible Assets
Goodwill
The following table represents the changes in goodwill (in thousands):

Balance at January 31, 2020	$442,112
Additions from acquisitions	1,030,924
Foreign currency translation adjustments	6,784
Adjustments	1,027
Balance at January 31, 2021	1,480,847
Additions from acquisitions	33,817
Foreign currency translation adjustments	(343)
Other adjustments	229
Balance at January 31, 2022	$1,514,550

Other Intangible Assets
The following table summarizes the other intangible asset balances (in thousands):

	As of January 31,
	2022				2021
	Weighted Average Remaining Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.1	$484,510	$(150,910)	$333,600	$474,120	$(69,560)	$404,560
Customer relationships	3.7	256,082	(79,019)	177,063	254,437	(27,727)	226,710
Trademarks	0.0	2,419	(2,419)	—	2,419	(1,516)	903
Total other intangible assets		$743,011	$(232,348)	$510,663	$730,976	$(98,803)	$632,173

Amortization expense related to other intangible assets was approximately $133.5 million, $62.9 million and $24.0 million for the years ended January 31, 2022, 2021 and 2020, respectively.

As of January 31, 2022, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2023	$128,111
2024	121,994
2025	102,849
2026	78,559
2027	45,157
Thereafter	33,993
Total	$510,663

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

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of January 31,
	2022	2021
Accrued compensation	$43,019	$45,120
Accrued expenses	20,201	17,500
Other current liabilities	11,415	13,238
Income tax payable	3,930	2,396
Holdback payable	595	2,017
Total accrued expenses and other current liabilities	$79,160	$80,271

Included in the accrued compensation liability caption for the years ended January 31, 2022 and 2021, the Company had accrued $9.3 million and $8.3 million of employee stock purchase plan contributions received, respectively. For further information on the Company’s employee stock purchase plan see Note 12, “Common Stock and Stockholders' Equity”.

Note 10. Convertible Senior Notes
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
The 2026 Notes are senior, unsecured obligations of the Company, and interest is payable semi-annually in cash at a rate of 0.375% per annum on June 15 and December 15 of each year, beginning on December 15, 2020. The 2026 Notes will mature on June 15, 2026 unless redeemed, repurchased or converted prior to such date. Prior to the close of business on the business day immediately preceding March 15, 2026, the 2026 Notes are convertible at the option of holders during certain periods, upon satisfaction of certain conditions as described below. On or after March 15, 2026, the 2026 Notes are convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2026 Notes have an initial conversion rate of 3.3732 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $296.4544 per share of common stock). The conversion rate is subject to customary adjustments for certain events as described in the Indenture. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of common stock, at its election. It is the Company’s current intent to settle conversions of the 2026 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.

Holders may convert their 2026 Notes, at their option, prior to the close of business on the business day immediately preceding March 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances:
•during any fiscal quarter commencing after the fiscal quarter ending on October 31, 2020 (and only during such fiscal quarter), if the last reported sale price of its common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
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
If the Company undergoes a fundamental change, as described in the Indenture, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their 2026 Notes. The fundamental change repurchase price is equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus any accrued and unpaid interest up to, but excluding the redemption date. If holders elect to convert their 2026 Notes in connection with a make-whole fundamental change or during a redemption period, as described in the Indenture, the Company will, to the extent provided in the Indenture, increase the conversion rate applicable to the 2026 Notes.
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
The 2026 Notes were not convertible at January 31, 2022, as none of the 2026 Notes conversion conditions were met.

2025 Notes
In June 2019, the Company issued the 2025 Notes in aggregate principal amount of $805.0 million in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the 2025 Notes were $667.4 million, net of debt issuance costs, including the underwriting discount and the cash used to purchase the capped call, discussed below. The 2025 Notes have an initial conversion rate of 6.2658 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $159.5965 per share of common stock). The interest rate is fixed at 0.125% per annum for the 2025 Notes and is payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2019. The accounting for 2025 Notes was substantially consistent with the accounting for 2026 Notes as disclosed above. Refer to the Company’s consolidated financial statements for the year ended January 31, 2020 for details of the issuance and accounting of 2025 Notes.
The conversion condition for the 2025 Notes was initially met during the three months ended July 31, 2020 and it continued to be met during the three months ended October 31, 2021. As a result, the 2025 Notes became convertible commencing on August 1, 2020 and remained convertible through January 31, 2022. The conversion condition was not met during the three months ended January 31, 2022, and therefore will not be convertible commencing on February 1, 2022 and for the quarter ended April 30, 2022. Accordingly, the 2025 Notes were classified as noncurrent liabilities on the consolidated balance sheet as of January 31, 2022. For the year ended January 31, 2022, the conversions of the 2025 Notes were not material. As of January 31, 2022, approximately $805.0 million principal amount of 2025 Notes remained outstanding.
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
The conversion condition for the 2023 Notes was initially met during the three months ended July 31, 2018, and has been met for each subsequent fiscal quarter. As a result, the 2023 Notes were convertible at the option of the holders and remained classified as current liabilities on the consolidated balance sheet as of January 31, 2022. For the year ended January 31, 2022, the Company settled conversion requests on the principal amount of the 2023 Notes totaling approximately $7.1 million by paying cash for the principal amount of $7.1 million and issuing approximately 132,088 shares of the Company’s common stock, bearing a fair value of approximately $32.3 million. For the year ended January 31, 2022, the Company recognized a loss of approximately $400,000 on the conversion and repurchase of the 2023 Notes representing the fair value in excess of the net carrying amount of the liability component of the converted notes on the respective settlement dates. The amount is included in other income (expense), net in the Company’s consolidated statement of operations.
As of January 31, 2022, approximately $1.8 million principal amount of 2023 Notes remained outstanding. In addition, from February 1, 2022 to the date of this filing, the Company has not received any additional conversion requests for the 2023 Notes.

The 2026 Notes, 2025 Notes and 2023 Notes consisted of the following (in thousands):

	As of January 31, 2022			As of January 31, 2021
	2026 Notes	2025 Notes	2023 Notes	2026 Notes	2025 Notes	2023 Notes
Liability:
Principal	$1,380,000	$804,990	$1,752	$1,380,000	$804,999	$8,832
Unamortized debt discount and issuance costs (1)	(408,467)	(162,266)	(113)	(482,475)	(203,638)	(1,125)
Net carrying amount	$971,533	$642,724	$1,639	$897,525	$601,361	$7,707
Carrying amount of the equity component (2)	$501,053	$246,966	$460	$501,053	$246,966	$1,560

(1)Included in the consolidated balance sheets within Convertible senior notes, net and amortized over the remaining lives of the convertible senior notes. The 2026 Notes and 2025 Notes were classified as noncurrent liabilities, and the 2023 Notes was classified as current liabilities.
(2)Included in the consolidated balance sheets within additional paid-in capital and temporary equity.

The effective interest rates of the liability component of the 2026 Notes, 2025 Notes and 2023 Notes, excluding each tranche of notes’ conversions options, is 8.83%, 7.05% and 7.66%, respectively. As of January 31, 2022, the if-converted value of the 2026 Notes did not exceed the principal amount and as of January 31, 2021 the if-converted value of the 2026 Notes exceeded the principal amount of by $62.5 million. As of January 31, 2022, the if-converted value of the 2025 Notes did not exceed the principal amount and as of January 31, 2021 the if-converted value of the 2025 Notes exceeded the principal amount of by $757.9 million. As of January 31, 2022 and January 31, 2021, the if-converted value of the 2023 Notes exceeded the principal amount by $3.5 million and $52.7 million, respectively.

During the years ended January 31, 2022, 2021 and 2020, the Company recognized $115.7 million, $86.5 million and $35.9 million, respectively, of interest expense related to the amortization of debt discount and issuance costs, and $6.2 million, $3.8 million, and $1.5 million respectively, of coupon interest expense.

As of January 31, 2022, the remaining life of the 2026 Notes, 2025 Notes and 2023 Notes is approximately 4.4 years, 3.4 years and 1.0 years, respectively.

Capped Calls
In conjunction with the issuance of the 2026 Notes, 2025 Notes and 2023 Notes, the Company entered into capped call transactions (the “Capped Calls”) on the Company’s common stock with certain counterparties at a price of $192.8 million, $118.7 million and $23.3 million, respectively.
The Capped Calls exercise price is equal to the initial conversion price of each of the Convertible Notes, and the cap price is $503.415 per share for 2026 Notes, $295.550 per share for 2025 Notes and $63.821 per share for 2023 Notes, each subject to certain adjustments under the terms of the Capped Call transactions. If any tranche of convertible notes’ conversion option is exercised, the corresponding convertible note capped call will become exercisable on the same date. As of the date of filing, the Company has not exercised the Capped Calls in relation to the conversion of 2023 Notes or 2025 Notes. The Capped Calls relating to the 2026 Notes were not exercisable.
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

Note 11. Commitments and Contingencies
Commitments
The Company leases office space under non-cancelable operating leases with various expiration dates through February 2030. For the years ended January 31, 2022, 2021 and 2020, lease costs in relation to long-term leases were approximately $14.5 million and $11.5 million, and $8.6 million respectively. For the years ended January 31, 2022, 2021 and 2020, short-term leases costs were approximately $2.3 million, $1.6 million and $1.6 million, respectively. Variable lease costs were immaterial for the years ended January 31, 2022, 2021 and 2020. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments or the lease right-of-use asset/lease liability.

For the years ended January 31, 2022 and January 31, 2021, cash paid for operating lease liabilities was approximately $15.2 million and $11.9 million, respectively, and right-of-use assets obtained in exchange of lease obligations was approximately $13.7 million and $18.3 million, respectively. As of January 31, 2022, the weighted-average remaining lease term was 3.6 years, and the weighted-average discount rate was 7.5%.

As of January 31, 2022, the remaining maturities of operating lease liabilities and future purchase obligations are as follows (in thousands):

Year Ending January 31,	Operating Lease Obligations	Future Purchase Obligations
2023	$15,617	$44,483
2024	14,643	48,271
2025	9,184	58,534
2026	5,988	53,883
2027	4,587	—
Thereafter	489	—
Total payments	50,508	$205,171
Less: imputed interest	(6,576)
Total	$43,932
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

Note 12. Common Stock and Stockholders’ Equity
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

Preferred Stock
As of January 31, 2022, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.

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

As of January 31, 2022, the Company had 12,682,224 shares of its common stock available for future issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will automatically increase on the first day of each fiscal year during the term of the 2016 Plan by a number of shares equal to 5% of its outstanding shares of common stock on the last day of the prior fiscal year. The number and class of shares reserved under the Company’s 2016 Plan will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the year ended January 31, 2022 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, January 31, 2021	2,608,640	$20.65	5.6	$754,478
Options exercised	(759,390)	$12.42	—	—
Options forfeited	(8,303)	$70.45	—	—
Balance, January 31, 2022	1,840,947	$23.82	4.7	$203,339
Exercisable at January 31, 2022	1,784,435	$22.13	4.7	$200,107

(1)The above table includes 711,839 stock options with market and service based conditions.

The aggregate intrinsic value of options vested and exercisable as of January 31, 2022 is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of January 31, 2022. The aggregate intrinsic value of exercised options was $172.1 million, $375.7 million and $318.2 million for the years ended January 31, 2022, 2021 and 2020, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

No options were granted during the years ended January 31, 2022 and 2021. The weighted-average grant date fair value of options granted for the year ended January 31, 2020 was $41.81 per share. The total grant date fair value of options vested during fiscal 2022, 2021 and 2020 was $3.9 million, $8.0 million and $8.6 million, respectively.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity related to the Company’s RSUs during the year ended January 31, 2022:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Awarded and unvested at January 31, 2021	2,530,280	$123.56
Awards granted	1,153,149	$238.07
Awards vested	(1,235,810)	$109.21
Awards forfeited	(322,970)	$186.22
Awarded and unvested at January 31, 2022	2,124,649	$184.56

(1)The above table includes 199,822 restricted share units with market and service based conditions.

2016 Employee Stock Purchase Plan
The Board of Directors adopted the 2016 Employee Stock Purchase Plan (the “ESPP”) in September 2016 and it has been approved by the Company’s stockholders. The ESPP allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code.

As of January 31, 2022, the Company had 2,326,540 shares of its common stock available for future issuances under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year during the term of the ESPP by a number of shares equal to the least of (i) 1% of its outstanding shares of common stock on the last day of the prior fiscal year, (ii) 1,250,000 shares or (iii) a lesser number of shares determined by the board of directors. The number and class of shares reserved under the ESPP will be adjusted in the event of a stock split, stock dividend or other changes in its capitalization.

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

The Company purchased 156,810 and 209,306 shares of common stock under the 2016 ESPP during the years ended January 31, 2022 and 2021, respectively. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2016 ESPP. As of January 31, 2022, total unrecognized compensation cost related to the 2016 ESPP was $15.3 million which will be amortized over a weighted-average period of approximately 1.6 years.

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

As of January 31, 2022, all market-based milestones of the 2016 CEO Grant and 2018 CEO Grant were achieved, resulting in 544,127 shares and 320,794 shares, respectively, being vested and exercisable. As of January 31, 2022, the three-year performance period related to the 2020 PSU Grant and 2021 PSU Grant had not been completed, both resulting in no shares being vested or exercisable. Stock-based compensation expense recognized for market-based awards was approximately $13.3 million, $6.6 million and $1.7 million for the years ended January 31, 2022, 2021 and 2020, respectively.

Stock-based Compensation
The Company’s total stock-based compensation expense was as follows (in thousands):

	For the year ended January 31,
	2022	2021	2020
Cost of revenue:
Subscription	$14,920	$11,438	$6,982
Professional services and other	16,991	15,563	7,773
Research and development	44,119	37,685	20,159
Sales and marketing	52,109	48,414	23,352
General and administrative	71,756	55,750	23,110
Total	$199,895	$168,850	$81,376

Out of the total stock-based compensation expense for the year ended January 31, 2021, approximately $27.8 million was a one-time post acquisition stock-based compensation expense resulting from the accelerated vesting of legacy employee stock awards in conjunction with the acquisition of LLamasoft.

Stock-based compensation included in capitalized software development costs was approximately $4.2 million and $3.2 million at January 31, 2022 and 2021, respectively.

Of the total stock-based compensation expense, costs recognized for awards granted to non-employees were immaterial for all periods presented.

As of January 31, 2022, 2021 and 2020, there was approximately $1.6 million, $4.5 million and $11.5 million, respectively, of total unrecognized compensation cost related to unvested stock options granted. This unrecognized compensation cost as of January 31, 2021, is expected to be recognized over an estimated weighted-average amortization period of approximately 1.1 years.

As of January 31, 2022, 2021 and 2020, there was approximately $352.0 million, $319.6 million and $186.3 million, respectively, of total unrecognized compensation cost related to unvested restricted stock units granted to employees. This unrecognized compensation cost as of January 31, 2022 is expected to be recognized over an estimated weighted-average amortization period of approximately 2.7 years.

The fair values of the Company’s stock options, ESPP and market-based awards granted during the years ended January 31, 2022, 2021 and 2020 were estimated using the following assumptions:

	For the year ended January 31,
	2022			2021			2020
Employee Stock Options:
Expected term (in years)	—			—			6.0
Volatility	—			—			42.7%
Risk-free interest rate	—			—			2.4%
Dividend yield	—			—			—
Employee Stock Purchase Plan:
Expected term (in years)	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0
Volatility	42.1%	-	61.2%	48.6%	-	60.7%	44.4%	-	65.9%
Risk-free interest rate	0.0%	-	0.2%	0.1%	-	0.4%	1.7%	-	2.5%
Dividend yield	—			—			—
Market-Based Awards:
Expected term (in years)	3.0			3.0			—
Volatility	54.6%			48.4%			—
Risk-free interest rate	0.3%			0.4%			—
Dividend yield	—			—			—
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

Note 13. Income Taxes
The following table presents the domestic and foreign components of loss before benefit from income taxes for the periods presented (in thousands):

	For the year ended January 31,
	2022	2021	2020
United States	$(380,337)	$(243,435)	$(106,743)
Foreign	8,629	(1,068)	4,976
Loss before benefit from income taxes	$(371,708)	$(244,503)	$(101,767)

The benefit from income taxes is composed of the following (in thousands):

	For the year ended January 31,
	2022	2021	2020
Current income taxes:
State	$615	$216	$126
Foreign	11,178	2,891	2,246
Total current income taxes	11,793	3,107	2,372
Deferred income taxes:
Federal	(8,727)	(52,715)	(10,125)
State	348	(7,991)	(1,510)
Foreign	(6,016)	(6,787)	(1,672)
Total deferred income taxes	(14,395)	(67,493)	(13,307)
Total benefit from income taxes	$(2,602)	$(64,386)	$(10,935)

The effective tax rate differs from the federal statutory rate as follows:

	For the year ended January 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	3.8	3.4	3.2
Change in valuation allowance	(33.8)	(48.9)	(107.1)
Stock-based compensation	12.3	45.2	90.3
Other non-deductible items	(3.8)	(0.1)	0.8
Foreign rate differential	(0.6)	1.9	(1.4)
Tax credits	1.8	3.8	3.9
Total	0.7%	26.3%	10.7%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of January 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$488,163	$412,850
Accruals and reserves	15,773	9,209
Lease liabilities	11,177	11,217
Stock-based compensation	10,650	8,994
Tax credits	29,858	23,116
Gross deferred tax assets	555,621	465,386
Valuation allowance	(305,271)	(177,918)
Total deferred tax assets, net of valuation allowance	250,350	287,468
Deferred tax liabilities:
Fixed assets and intangibles assets	(121,854)	(146,441)
Accruals and reserves	(1,466)	(1,874)
Right-of-use assets	(10,867)	(10,743)
Discount on convertible notes	(132,657)	(158,438)
Gross deferred tax liabilities	(266,844)	(317,496)
Net deferred tax (liabilities) assets	$(16,494)	$(30,028)

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes the Company's historical operating losses, and lack of taxable income, the Company provided a full valuation allowance against the deferred tax assets for the U.S. and some of the international entities. The valuation allowance increased by $127.4 million, $17.4 million and $47.0 million during the years ended January 31, 2022, 2021 and 2020, respectively.

As of January 31, 2022, the Company had net operating loss carryforwards of approximately $2.0 billion and $1.2 billion available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The U.S. federal and state net operating loss carryforwards will begin to expire in 2028 and 2023, respectively. As of January 31, 2022, the Company had research and development credit carryforwards of approximately $24.2 million and $17.0 million available to reduce its future tax liability, if any, for federal and California state income tax purposes, respectively. The federal credit carryforwards begin to expire in 2029. California credit carryforwards have no expiration date. As of January 31, 2022, the Company has U.S. federal foreign tax credits carryforwards of $700,000 that will begin to expire in 2025. As of January 31, 2022, the Company had foreign net operating loss carryforwards of $45.0 million, the majority of which may be carried forward indefinitely.

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

As of January 31, 2022, the Company did not have unremitted earnings when evaluating the outside basis difference relating to its U.S. investment in foreign subsidiaries. However, there could be local withholding taxes payable due to various foreign countries if certain lower tier earnings are distributed. Withholding taxes and state income taxes that would be payable upon remittance of these lower tier earnings were not material as of January 31, 2022.

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

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	For the year ended January 31,
	2022	2021	2020
Unrecognized tax benefit — beginning of year	$20,592	$14,864	$20,077
Gross increases — prior year tax positions	1,806	52	620
Gross decreases — prior year tax positions	—	(160)	(11,538)
Gross increases — acquisitions	—	3,282	4,174
Gross increases — current year tax positions	3,715	2,586	1,531
Foreign currency remeasurement	(679)	—	—
Settlements	—	(32)	—
Unrecognized tax benefit — end of year	$25,434	$20,592	$14,864

As of January 31, 2022, 2021 and 2020, $11.8 million, $10.2 million, and $6.4 million of the unrecognized tax benefits were accounted for as a reduction in the Company’s deferred tax assets. Due to the Company’s valuation allowance, only $14.3 million of the $25.4 million of unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months, aside from $3.7 million related to ongoing audit activity which the Company expects to settle.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. There was $2.0 million of accrued interest and penalties related to unrecognized tax benefits as of January 31, 2022, and $1.4 million as of January 31, 2021.

The Company’s material income tax jurisdictions are the United States (federal) and California. As a result of net operating loss carryforwards, the Company is subject to audits for tax years 2008 and forward for federal purposes and 2009 and forward for California purposes. There are tax years which remain subject to examination in various other jurisdictions that are not material to the Company’s financial statements.

Note 14. Net Loss per Share
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

The following table sets forth the computation of the basic and diluted net loss per share attributable to Coupa Software Incorporated during the years ended January 31, 2022, 2021 and 2020 (in thousands, except per share amounts):

	January 31,
	2022	2021	2020
Numerator:
Net loss attributable to Coupa Software Incorporated	$(379,039)	$(180,117)	$(90,832)
Denominator:
Weighted-average common shares outstanding	73,816	68,559	62,484
Net loss per share, basic and diluted, attributable to Coupa Software Incorporated	$(5.13)	$(2.63)	$(1.45)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of January 31,
	2022	2021	2020
Options to purchase common stock	1,840,947	2,608,640	4,233,435
RSUs	2,124,649	2,530,280	2,830,782
Unvested common shares subject to repurchase	118,677	243,775	66,450
Shares committed under the ESPP	85,120	64,456	80,775
Contingent stock consideration for DCR acquisition	171,073	377,138	377,138
Holdback shares for Aquiire acquisition	—	—	37,570
Total	4,340,466	5,824,289	7,626,150

Additionally, approximately 4.7 million, 5.0 million and 39,000 shares underlying the conversion option in the 2026 Notes, 2025 Notes and 2023 Notes, respectively, are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. These numbers of shares are subject to adjustment up to approximately 6.2 million, 6.8 million and 0.1 million shares for the 2026 Notes, 2025 Notes and 2023 Notes, respectively, if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share attributable to Coupa Software Incorporated, if applicable. During the year ended January 31, 2022, the average market price of the Company’s common stock exceeded the conversion price of the 2023 Notes and 2025 Notes of $44.51 per share and $159.60 per share, respectively, and did not exceed the conversion price of the 2026 Notes of $296.45 per share.

Note 15. Business Segment Information
The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). The CEO reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment: cloud platform.

Note 16. Employee Benefit Plan
The Company maintained a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 90% of their eligible compensation, subject to certain limitations. The Company matches certain percentages of employee contributions. Both employee and employer contributions vest immediately upon contribution. During the years ended January 31, 2022, 2021 and 2020, the Company’s contributions to the 401(k) Plan amounted to approximately $5.2 million, $3.9 million and $2.9 million, respectively.

The Company also maintains a limited number of defined benefit plans for certain non-U.S. locations. Total costs under these plans were not significant.

Note 17. Related Parties
One of the Company’s customers, T. Rowe Associates, Inc., is also an investment adviser of certain of the Company’s stockholders. T. Rowe Associates, Inc. held more than 10% of the Company’s voting common stock during the year ended January 31, 2022. The Company recognized subscription revenue from this customer of approximately $1.0 million, $1.1 million and $700,000 for the years ended January 31, 2022, 2021 and 2020, respectively. The Company had no receivables balance outstanding from this customer at January 31, 2022 or 2021.