Form 10-Q
period 2022-04-30
Coupa Software Inc
filed 2022-06-07
CIK 1385867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 2, 2022, the Registrant had 75,550,814 shares of common stock, $0.0001 par value per share, outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, the expected impact of the COVID-19 pandemic on our business, results of operations and financial condition, customer lifetime value, strategy and plans, market size and opportunity, competitive position, industry environment, potential growth opportunities, product capabilities, expected impact of business acquisitions, our expectations for future operations and our convertible senior notes, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.”
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	April 30, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$493,889	$506,459
Marketable securities	292,321	223,032
Accounts receivable, net of allowances	186,625	226,191
Prepaid expenses and other current assets	41,301	38,270
Deferred commissions, current portion	21,722	21,096
Total current assets	1,035,858	1,015,048
Property and equipment, net	31,333	30,576
Deferred commissions, net of current portion	48,062	48,562
Goodwill	1,514,550	1,514,550
Intangible assets, net	477,955	510,663
Operating lease right-of-use assets	39,501	42,659
Other assets	28,736	31,121
Total assets	$3,175,995	$3,193,179
Liabilities, Redeemable Non-Controlling Interests, and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,835	$4,610
Accrued expenses and other current liabilities	87,989	79,160
Deferred revenue, current portion	460,862	468,783
Current portion of convertible senior notes, net (Note 8)	1,744	1,639
Operating lease liabilities, current portion	12,896	12,760
Total current liabilities	571,326	566,952
Convertible senior notes, net (Note 8)	2,157,855	1,614,257
Deferred revenue, net of current portion	22,070	22,655
Operating lease liabilities, net of current portion	27,525	31,172
Other liabilities	46,774	52,481
Total liabilities	2,825,550	2,287,517
Commitments and contingencies (Note 9)
Redeemable non-controlling interests (Note 3)	14,164	12,084
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at April 30, 2022 and January 31, 2022; zero shares issued and outstanding at April 30, 2022 and January 31, 2022	—	—
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at April 30, 2022 and January 31, 2022; 75,541,575 and 75,060,139 shares issued and outstanding at April 30, 2022 and January 31, 2022, respectively	7	7
Additional paid-in capital	1,102,962	1,778,840
Accumulated other comprehensive income	7,635	9,643
Accumulated deficit	(774,323)	(894,912)
Total stockholders’ equity	336,281	893,578
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$3,175,995	$3,193,179

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,

	2022	2021
Revenues:
Subscription	$178,470	$140,104
Professional services and other	17,901	26,825
Total revenues	196,371	166,929
Cost of revenues:
Subscription	58,129	51,025
Professional services and other	22,699	28,702
Total cost of revenues	80,828	79,727
Gross profit	115,543	87,202
Operating expenses:
Research and development	43,710	43,837
Sales and marketing	100,953	77,843
General and administrative	42,138	39,377
Total operating expenses	186,801	161,057
Loss from operations	(71,258)	(73,855)
Interest expense	(3,476)	(29,103)
Other income (expense), net	(3,716)	535
Loss before provision for (benefit from) income taxes	(78,450)	(102,423)
Provision for (benefit from) income taxes	2,751	(2,066)
Net loss	(81,201)	(100,357)
Net loss attributable to redeemable non-controlling interests	(204)	—
Adjustment attributable to redeemable non-controlling interests	476	—
Net loss attributable to Coupa Software Incorporated	$(81,473)	$(100,357)
Net loss per share, basic and diluted, attributable to Coupa Software Incorporated	$(1.08)	$(1.38)
Weighted-average number of shares used in computing net loss per share, basic and diluted	75,183	72,865

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,

	2022	2021
Net loss	$(81,201)	$(100,357)
Other comprehensive gain in relation to defined benefit plans, net of tax	872	268
Changes in unrealized loss on marketable securities and non-marketable debt securities, net of tax	(2,586)	(30)
Foreign currency translation adjustments, net of tax	(597)	(384)
Comprehensive loss	$(83,512)	$(100,503)
Less comprehensive loss attributable to redeemable non-controlling interests:
Net loss attributable to redeemable non-controlling interests	(204)	—
Foreign currency translation adjustments, net of tax, attributable to redeemable non-controlling interests	(303)	—
Comprehensive loss attributable to redeemable non-controlling interests	(507)	—
Comprehensive loss attributable to Coupa Software Incorporated	$(83,005)	$(100,503)

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended April 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2022	75,060,139	$7	$1,778,840	$9,643	$(894,912)	$893,578
Cumulative adjustment due to adoption of ASU No. 2020-06	—	—	(738,892)	—	201,790	(537,102)
Issuance of common stock for employee share purchase plan	161,728	—	9,973	—	—	9,973
Exercise of stock options	57,235	—	695	—	—	695
Stock-based compensation expense	—	—	52,618	—	—	52,618
Vested restricted stock units	262,473	—	—	—	—	—
Other comprehensive loss	—	—	—	(2,008)	—	(2,008)
Net loss attributable to Coupa Software Incorporated, including adjustment to redeemable non-controlling interests	—	—	(272)	—	(81,201)	(81,473)
Balance at April 30, 2022	75,541,575	$7	$1,102,962	$7,635	$(774,323)	$336,281

	Three Months Ended April 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2021	72,753,659	$7	$1,556,865	$9,165	$(525,806)	$1,040,231
Issuance of common stock for acquisitions	22,370	—	—	—	—	—
Issuance of common stock for employee share purchase plan	82,462	—	10,477	—	—	10,477
Exercise of stock options	202,912	—	2,248	—	—	2,248
Stock-based compensation expense	—	—	47,504	—	—	47,504
Vested restricted stock units	346,450	—	—	—	—	—
Settlement of convertible senior notes (Note 8)	56,927	—	(240)	—	—	(240)
Temporary equity reclassification	—	—	369	—	—	369
Other comprehensive loss	—	—	—	(146)	—	(146)
Net loss	—	—	—	—	(100,357)	(100,357)
Balance at April 30, 2021	73,464,780	$7	$1,617,223	$9,019	$(626,163)	$1,000,086

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,

	2022	2021
Cash flows from operating activities
Net loss attributable to Coupa Software Incorporated	$(81,473)	$(100,357)
Net loss and adjustment attributable to redeemable non-controlling interests (Note 3)	272	—
Net loss	(81,201)	(100,357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,242	36,539
Amortization (accretion) of premium (discount) on marketable securities, net	(419)	326
Amortization of deferred commissions	5,555	4,213
Amortization of debt discount and issuance costs	1,765	27,390
Stock-based compensation	52,392	47,292
Loss on conversion of convertible senior notes	—	129
Repayments of convertible senior notes attributable to debt discount (Note 8)	—	(516)
Other	(1,779)	(1,586)
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	39,634	47,750
Prepaid expenses and other current assets	(2,525)	(7,011)
Other assets	5,461	4,836
Deferred commissions	(5,749)	(4,706)
Accounts payable	3,411	2,799
Accrued expenses and other liabilities	5,217	(5,872)
Deferred revenue	(8,262)	(19,144)
Net cash provided by operating activities	49,742	32,082
Cash flows from investing activities
Purchases of marketable securities	(113,593)	(48,787)
Maturities of marketable securities	38,760	41,013
Sales of marketable securities	4,597	52,643
Acquisitions, net of cash acquired	—	(45,095)
Purchases of other investments	—	(2,500)
Purchases of property and equipment	(4,113)	(2,754)
Net cash used in investing activities	(74,349)	(5,480)
Cash flows from financing activities
Investment from redeemable non-controlling interests	2,111	2,223
Repayments of convertible senior notes	—	(2,439)
Proceeds from the exercise of common stock options	693	2,261
Proceeds from issuance of common stock for employee stock purchase plan	9,973	10,477
Net cash provided by financing activities	12,777	12,522
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(864)	(13)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(12,694)	39,111
Cash, cash equivalents, and restricted cash at beginning of year	510,339	327,589
Cash, cash equivalents, and restricted cash at end of period	$497,645	$366,700
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$493,889	$362,509
Restricted cash included in other assets	3,756	4,191
Total cash, cash equivalents, and restricted cash	$497,645	$366,700

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,

	2022	2021
Supplemental disclosure of cash flow data
Cash paid for income taxes	$1,087	$1,622
Supplemental disclosure of non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$611	$149

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

 Note 2. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022 filed with the SEC on March 16, 2022 (the “Form 10-K”). The condensed consolidated financial statements include the results of the Company, its wholly-owned subsidiaries, as well as subsidiaries in which the Company has a controlling interest. All significant intercompany transactions and balances have been eliminated during consolidation.
The condensed consolidated balance sheet as of January 31, 2022, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by GAAP on an annual reporting basis. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
There have been no changes to the significant accounting policies described in the Form 10-K for the year ended January 31, 2022, other than the adoption of accounting pronouncements as described in the “Recently Adopted Accounting Pronouncements” section below.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including, but not limited to, the valuation of accounts receivable, the lives of tangible and intangible assets, the fair value of certain equity awards, the valuation of acquired intangible assets and the recoverability or impairment of intangible assets, including goodwill, revenue recognition, redemption value of redeemable non-controlling interests, convertible senior notes fair value, the benefit period of deferred commissions, and provision for (benefit from) income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.
Foreign Currency Translation
The functional currency of the Company's foreign operations is primarily the U.S. dollar, while a few of its subsidiaries use the local currency as their functional currency for the three months ended April 30, 2022. In cases where the Company uses a foreign functional currency, the Company translates the foreign functional currency financial statements to U.S. dollars using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity. The effects of foreign currency translation adjustments are recorded in other comprehensive income as a component of stockholders' equity and the related periodic movements are presented in the condensed consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in other income (expense), net, in the condensed consolidated statements of operations for the period.

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
Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss consists of net loss, other comprehensive gain (loss) in relation to defined benefits plans, net of tax, changes in unrealized gain (loss) on marketable debt securities and non-marketable debt securities, net of tax, and foreign currency translation adjustments, net of tax. The other comprehensive gain (loss) in relation to defined benefits plans represents net deferred gains and losses and prior service costs and credits for the defined benefit pension plans.
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

Contract Balances
The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. The Company records a receivable when revenue is recognized prior to invoicing. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition. Subscription and fixed-fee professional services arrangements are commonly billed in advance, recognized as deferred revenue, and then amortized into revenue over time. The Company's term-based license contracts are billed annually in advance, recognized as deferred revenue, and then recognized as revenues upfront for the license component and ratably over the term license for the PCS component. However, other professional services arrangements, primarily those recognized on a time-and-materials basis, are billed in arrears following services that have been rendered. In addition, for multi-year term-based license contracts, the revenue allocated to license component is recognized upfront while the billing is on annual basis. This may result in revenue recognition greater than invoiced amounts which results in a receivable balance. Receivables represent an unconditional right to payment. As of April 30, 2022 and January 31, 2022, the balance of accounts receivable, net of the allowance for credit losses, was $186.6 million and $226.2 million, respectively. Of these balances, $11.3 million and $13.9 million represent unbilled receivable amounts as of April 30, 2022 and January 31, 2022, respectively. In addition, as of April 30, 2022 and January 31, 2022, the balance of long-term unbilled receivables was approximately $1.2 million and $1.9 million, respectively, which were included in other assets on the Company's condensed consolidated balance sheet.

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
At any point in the contract term, the transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied. These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. As of April 30, 2022, approximately $1,316.2 million of the transaction price from contracts with customers is allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately three-fourths of these remaining performance obligations within the next 24 months and the remainder thereafter. The Company applies the practical expedient to exclude remaining performance obligations that are part of contracts with an original expected duration of one year or less and contracts where revenue is being recognized under the as-invoiced method. During the three months ended April 30, 2022, the revenue recognized from performance obligations satisfied in prior periods was approximately $1.7 million.
Accounts Receivable and Allowances for Credit Losses
The Company extends credit to its customers in the normal course of business and does not require cash collateral or other security to support the collection of customer receivables. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period and provides a reserve when needed based on an assessment of various factors including the aging of the receivable balance, historical experience, and expectations of forward-looking loss estimates. When developing the expectations of forward-looking loss estimates, the Company takes into consideration forecasts of future economic conditions, information about past events, such as historical trends of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. Accounts receivable are written off when deemed uncollectible. The allowances for credit losses were not material at April 30, 2022 and January 31, 2022.
Marketable Securities
Marketable securities consist of financial instruments such as U.S. treasury securities, U.S. agency obligations, corporate notes and bonds, commercial paper, asset backed securities and certificates of deposit. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at estimated fair value. Credit losses related to the marketable securities are recorded in other income (expense), net in the condensed consolidated statements of operations through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. No credit losses related to marketable securities were recorded by the Company during the three months ended April 30, 2022. Any remaining unrealized losses, or any unrealized gains, for marketable securities are included in accumulated other comprehensive income, a component of stockholders’ equity.
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
These non-marketable debt and equity investments are included in other assets on the Company’s condensed consolidated balance sheets.

Deferred Revenue
Deferred revenue consists of non-cancelable customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancelable contracts that have not yet been billed. During the three months ended April 30, 2022 and 2021, the Company recognized revenue of $167.2 million and $133.5 million that was included in the deferred revenue balance as of January 31, 2022 and 2021, respectively.
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
The Company capitalized commission costs of $5.7 million and $4.7 million, and amortized $5.6 million and $4.2 million to sales and marketing expense in the accompanying condensed consolidated statements of operations during the three months ended April 30, 2022 and 2021, respectively.
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

Leases are classified at commencement as either operating or finance leases. As of April 30, 2022, all of the Company’s leases were classified as operating leases. Rent expense for operating leases is recognized using the straight-line method over the term of the agreement beginning on the lease commencement date.

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
As of April 30, 2022, the Company was not a material lessor in leasing arrangements or a party to material sublease arrangements.
Recent Accounting Guidance
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for it. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method.

The Company adopted the new guidance effective on February 1, 2022, using the modified retrospective approach. The adoption of this new guidance resulted in an increase of $541.9 million to the total carrying value of the Convertible Notes to reflect the full principal amount of the Convertible Notes outstanding net of unamortized issuance costs, a decrease of $738.9 million to additional paid-in capital to remove the equity component separately recorded for the conversion features associated with the convertible notes, a decrease of $201.8 million to accumulated deficit, and a decrease of $4.8 million to deferred tax liabilities. The adoption of this new guidance also decreased the amount of non-cash interest expense to be recognized in future periods as a result of eliminating the debt discount associated with the equity component.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). The amendments in this ASU require that an acquirer recognizes and measures contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company early adopted this new guidance effective on February 1, 2022, using the prospective approach, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Note 3. Redeemable Non-Controlling Interests
In March 2021, the Company established a joint venture with Japan Cloud Computing L.P. and M30 LLC (the “Investors”) in Japan (“Coupa K.K.”), which is a variable interest entity. This joint venture is intended to enable the Company to support the growing number of Japanese companies looking to gain greater efficiency and agility through BSM. On March 15, 2021, the Company initially contributed approximately $2.4 million in cash in exchange for a 51% controlling interest, and the Investors initially contributed approximately $2.2 million. Accordingly, the Company consolidated the financial results of the joint venture. On March 11, 2022, the Company contributed approximately $2.2 million in cash, and the Investors contributed approximately $2.1 million. The share of the loss in the joint venture attributable to the redeemable non-controlling interests was not material during both the three months ended April 30, 2022 and 2021, respectively.
The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below (in thousands):

	Three Months Ended April 30,
	2022	2021
Balance at beginning of period	$12,084	$—
Investment by redeemable non-controlling interests	2,111	2,223
Net loss attributable to redeemable non-controlling interests	(204)	—
Foreign currency translation adjustments, net of tax	(303)	—
Adjustment to redeemable non-controlling interest	476	—
Balance at end of period	$14,164	$2,223

Note 4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	April 30, 2022
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$294,538	$46	$(2,263)	$292,321
Total marketable securities	$294,538	$46	$(2,263)	$292,321

	January 31, 2022
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$223,950	$23	$(941)	$223,032
Total marketable securities	$223,950	$23	$(941)	$223,032

As of April 30, 2022, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$215,308
Due in one year through five years	77,013
Total	$292,321

The Company’s marketable securities consist of U.S. treasury securities only. The Company views its marketable securities as available to support its current operations, therefore these marketable securities have been classified as short-term available-for-sale securities.
During the three months ended April 30, 2022 and 2021, there were no material gross realized gains or losses from the sale of certain available-for-sale marketable securities that were reclassified out of accumulated other comprehensive loss.

The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of April 30, 2022, the unrealized losses and the related risk of expected credit losses were insignificant.
Note 5. Fair Value Measurements
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at April 30, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:(1)
Money market funds	$144,474	$—	$—	$144,474
Marketable securities:
U.S. treasury securities	—	292,321	—	292,321
Other investments:
Non-marketable debt investments	—	—	2,603	2,603
Total assets	$144,474	$292,321	$2,603	$439,398

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
Other Investments
The Company’s non-marketable debt investments are recorded at fair value on a recurring basis. The estimation of fair value for non-marketable debt investments is based on valuation methods using an observable transaction price, if available and other unobservable inputs, including the volatility, rights, and obligations of the securities the Company holds; as a result, the Company classifies these assets as Level 3 within the fair value hierarchy.
As of April 30, 2022, the balance of non-marketable debt investments was $2.6 million. There have been no impairments to the amortized cost of the non-marketable debt investments during the three months ended April 30, 2022.

The table above does not include the Company’s non-marketable equity investments. The non-marketable equity investments are measured under the measurement alternative on a non-recurring basis. As of April 30, 2022 and January 31, 2022, the carrying value of the Company’s non-marketable equity investments was $8.9 million and $5.0 million, respectively. There have been no impairments or adjustments to the carrying amount of the equity investments during the year ended April 30, 2022.

During the quarter ended April 30, 2022, the Company’s investment in a non-marketable convertible note converted to preferred stock, which is classified as a non-marketable equity investment. At the time of conversion, the Company recognized a gain of $1.3 million.

Convertible Senior Notes
The Company has $1,380.0 million in aggregate principal amount of 0.375% convertible senior notes due in 2026 (the “2026 Notes”), $805.0 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (the “2025 Notes”) and $1.8 million in aggregate principal amount of 0.375% convertible senior notes due in 2023 (the “2023 Notes” and, together with the 2025 Notes and 2026 Notes, the “Convertible Notes”) outstanding as of April 30, 2022. Refer to Note 8, “Convertible Senior Notes” for further details on the Convertible Notes.
The estimated fair value of the 2026 Notes, 2025 Notes and 2023 Notes, based on a market approach as of April 30, 2022, was approximately $1,155.6 million, $746.6 million and $3.4 million, respectively, which represents a Level 2 valuation estimate. The estimated fair value of the 2026 Notes, 2025 Notes and 2023 Notes, based on a market approach as of January 31, 2022, was approximately $1,277.1 million, $895.0 million and $5.3 million, respectively, which represents a Level 2 valuation estimate. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last trade completed prior to the end of the period.
Note 6. Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
Furniture and equipment	$16,554	$15,584
Software development costs	58,998	55,733
Leasehold improvements	7,221	7,193
Construction in progress	1,128	471
Total property and equipment	83,901	78,981
Less: accumulated depreciation and amortization	(52,568)	(48,405)
Property and equipment, net	$31,333	$30,576

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $1.4 million and $1.3 million for the three months ended April 30, 2022 and 2021, respectively.

Amortization expense related to software development costs was approximately $2.8 million and $2.2 million for the three months ended April 30, 2022 and 2021, respectively.

Note 7. Goodwill and Other Intangible Assets
Goodwill
There have been no changes to the Company's goodwill balance during the three months ended April 30, 2022.

Other Intangible Assets
The following table summarizes the other intangible assets balances (in thousands):

	As of
	April 30, 2022				January 31, 2022
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.9	$484,510	$(170,872)	$313,638	$484,510	$(150,910)	$333,600
Customer relationships	3.4	256,082	(91,765)	164,317	256,082	(79,019)	177,063
Trademarks	0.0	2,419	(2,419)	—	2,419	(2,419)	—
Total other intangible assets		$743,011	$(265,056)	$477,955	$743,011	$(232,348)	$510,663

Amortization expense related to other intangible assets was approximately $32.7 million and $33.5 million for the three months ended April 30, 2022 and 2021, respectively.

As of April 30, 2022, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2023 (remaining nine months)	$95,403
2024	121,994
2025	102,849
2026	78,559
2027	45,157
Thereafter	33,993
Total	$477,955

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
The 2026 Notes were not convertible at April 30, 2022, as none of the 2026 Notes conversion conditions were met. Accordingly, the 2026 Notes were classified as noncurrent liabilities on the condensed consolidated balance sheet as of April 30, 2022.
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
2025 Notes
In June 2019, the Company issued the 2025 Notes in aggregate principal amount of $805.0 million in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the 2025 Notes were $667.4 million, net of debt issuance costs, including the underwriting discount and the cash used to purchase the capped call, discussed below. The 2025 Notes have an initial conversion rate of 6.2658 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $159.60 per share of common stock). The interest rate is fixed at 0.125% per annum for the 2025 Notes and is payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2019. The accounting for 2025 Notes was substantially consistent with the accounting for 2026 Notes as described in the Company’s consolidated financial statements for the year ended January 31, 2022. Refer to the Company’s consolidated financial statements for the year ended January 31, 2020 for details of the issuance and accounting of 2025 Notes.
The 2025 Notes were convertible from August 1, 2020 through January 31, 2022 as a result of meeting the conversion condition for the respective periods. Beginning with the three months ended January 31, 2022, the conversion condition was not met and continued to not be met during the three months ended April 30, 2022. Therefore, it has not been convertible commencing on February 1, 2022 and for the quarter ended April 30, 2022. Accordingly, the 2025 Notes were classified as noncurrent liabilities on the condensed consolidated balance sheet as of April 30, 2022.
As of April 30, 2022, approximately $805.0 million principal amount of 2025 Notes remained outstanding.

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
2023 Notes
In January 2018, the Company issued the 2023 Notes in aggregate principal amount of $230.0 million in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the 2023 Notes were $200.4 million, net of debt issuance costs, including the underwriting discount and the cash used to purchase the capped call, discussed below. The 2023 Notes have an initial conversion rate of 22.4685 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $44.5068 per share of common stock). The interest rate is fixed at 0.375% per annum for the 2023 Notes and is payable semi-annually in arrears on July 15 and January 15 of each year, which commenced on July 15, 2018. The accounting for 2023 Notes was substantially consistent with the accounting for 2026 Notes as described in the Company’s consolidated financial statements for the year ended January 31, 2022. Refer to the Company’s consolidated financial statements for the year ended January 31, 2019 for details of the issuance of 2023 Notes.
The conversion condition for the 2023 Notes was initially met during the three months ended July 31, 2018, and has been met for each subsequent fiscal quarter. As a result, the 2023 Notes were convertible at the option of the holders and remained classified as current liabilities on the condensed consolidated balance sheet as of April 30, 2022. For the three months ended April 30, 2022, the Company did not receive any conversion requests.
As of April 30, 2022, approximately $1.8 million principal amount of 2023 Notes remained outstanding. In addition, from May 1, 2022 to the date of this filing, the Company has not received any conversion requests for the 2023 Notes.
The Company may redeem for cash all or any portion of the 2023 Notes, at its option, on or after January 20, 2021, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the three months ended April 30, 2022, the Company did not redeem any of the 2023 Notes.
The Company adopted ASU 2020-06 on February 1, 2022, using the modified retrospective approach. Prior to the adoption of the standard, in accounting for the issuance of the Convertible Notes, the Company separated each series of notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. This difference represented a debt discount that was amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. The gross carrying amount of the equity component for the Convertible Notes was included in additional paid-in capital on the condensed consolidated balance sheets upon issuance. The effective interest rate of the liability component of the 2026 Notes, 2025 Notes and 2023 Notes were 8.83%, 7.05% and 7.66%, respectively. Additionally, the Company separated the total issuance costs incurred into liability and equity components in proportion to the allocation of the initial proceeds. Issuance costs attributable to the liability component were amortized on a straight-line basis, which approximated the effective interest rate method, to interest expense over the respective terms of the Convertible Notes. The issuance costs attributable to the equity component were netted against the equity component in additional paid-in capital.
Upon adoption of ASU 2020-06, the Company recombined the liability and equity components for each of the Convertible Notes, assuming that the instrument was accounted for as a single liability component from inception to the date of adoption. The Company similarly recombined the liability and equity components of the debt issuance costs. The Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost that will be amortized as interest expense for each of the respective terms of the Convertible Notes, with a cumulative adjustment to retained earnings on the adoption date.

The Convertible Notes consisted of the following (in thousands):

	As of
	April 30, 2022
	2026 Notes	2025 Notes	2023 Notes
Liability:
Principal	$1,380,000	$804,990	$1,752
Unamortized debt issuance costs (1)	(17,263)	(9,872)	(8)
Net carrying amount	$1,362,737	$795,118	$1,744

	As of
	January 31, 2022
	2026 Notes	2025 Notes	2023 Notes
Liability:
Principal	$1,380,000	$804,990	$1,752
Unamortized debt discount and issuance costs (1)	(408,467)	(162,266)	(113)
Net carrying amount	$971,533	$642,724	$1,639
Carrying amount of the equity component (2)	$501,053	$246,966	$460
(1)Included in the condensed consolidated balance sheets within Convertible senior notes, net and amortized over the remaining lives of the convertible senior notes. The 2026 Notes and 2025 Notes were classified as noncurrent liabilities, and the 2023 Notes were classified as current liabilities.
(2)Included in the condensed consolidated balance sheets within additional paid-in capital and temporary equity.
After the adoption of ASU No. 2020-06, the effective interest rate for the 2026 Notes, 2025 Notes, and 2023 Notes was 0.68%, 0.52%, and 1.00%, respectively. As of April 30, 2022 and January 31, 2022, the if-converted value of the 2026 Notes and 2025 Notes did not exceed the principal amount. As of April 30, 2022 and January 31, 2022, the if-converted value of the 2023 Notes exceeded the principal amount by $1.6 million and $3.5 million, respectively.
During the three months ended April 30, 2022, the Company recognized $1.8 million of interest expense related to the amortization of debt issuance costs. During the three months ended April 30, 2021 the Company recognized $27.4 million of interest expense related to the amortization debt discount and issuance costs. During both the three months ended April 30, 2022 and 2021, the Company recognized $1.5 million of coupon interest expense.
As of April 30, 2022, the remaining life of the 2026 Notes, 2025 Notes and 2023 Notes is approximately 4.1 years, 3.1 years and 0.7 years, respectively.
Capped Calls
In conjunction with the issuance of the 2026 Notes, 2025 Notes and 2023 Notes, the Company entered into capped call transactions (the “Capped Calls”) on the Company’s common stock with certain counterparties at a price of $192.8 million, $118.7 million and $23.3 million, respectively.
The Capped Calls exercise price is equal to the initial conversion price of each of the Convertible Notes, and the cap price is $503.415 per share for 2026 Notes, $295.550 per share for 2025 Notes and $63.821 per share for 2023 Notes, each subject to certain adjustments under the terms of the Capped Call transactions. If any tranche of convertible notes’ conversion option is exercised, the corresponding convertible note capped call will become exercisable on the same date. As of the date of filing, the Company has not exercised the Capped Calls in relation to the conversion of 2023 Notes, and the Capped Calls relating to the 2025 Notes and 2026 Notes were not exercisable.
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

Note 9. Commitments and Contingencies
Commitments
The Company leases office space under non-cancelable operating leases with various expiration dates through February 2030. For the three months ended April 30, 2022 and 2021, lease costs in relation to long-term leases were approximately $3.8 million and $3.5 million, respectively. For the three months ended April 30, 2022 and 2021, short-term lease costs were approximately $700,000 and $600,000, respectively. Variable lease costs were immaterial for the three months ended April 30, 2022 and 2021. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments or the lease right-of-use asset/lease liability.
For the three months ended April 30, 2022 and 2021, cash paid for operating lease liabilities was approximately $3.8 million and $3.6 million, respectively. For the three months ended April 30, 2022 and 2021, right-of-use assets obtained in exchange of lease obligations was approximately $100,000 and $900,000, respectively. As of April 30, 2022, the weighted-average remaining lease term was 3.5 years, and the weighted-average discount rate was 7.5%.
As of April 30, 2022, the remaining maturities of operating lease liabilities and future purchase obligations are as follows (in thousands):

Year Ending January 31,	Operating Lease Obligations	Future Purchase Obligations
2023 (remaining nine months)	$11,632	$29,302
2024	14,515	48,191
2025	9,076	58,534
2026	5,892	53,883
2027	4,517	—
Thereafter	474	—
Total payments	46,106	$189,910
Less imputed interest	(5,685)
Total	$40,421
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
Preferred Stock
As of April 30, 2022, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.
2016 Equity Incentive Plan
The 2016 Equity Incentive Plan (the “2016 Plan”) provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and performance cash awards. The 2016 Plan replaced the Company’s 2006 Stock Plan; however, awards outstanding under the 2006 Stock Plan will continue to be governed by their existing terms. As of April 30, 2022, the Company had 13,698,823 shares of its common stock available for future issuance under the 2016 Plan.
In addition, the Company has the 2016 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code. The purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first day of the applicable offering period or the fair market value per share on the applicable purchase date. As of April 30, 2022, the Company had 2,915,413 shares of its common stock available for future issuances under the ESPP. As of April 30, 2022, the total unrecognized compensation cost related to the 2016 ESPP was $19.8 million, which will be amortized over a weighted-average period of approximately 1.9 years.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity related to the Company’s RSUs during the three months ended April 30, 2022:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Awarded and unvested at January 31, 2022	2,124,649	$184.56
Awards granted	2,926,967	$122.85
Awards vested	(262,473)	$130.07
Awards forfeited	(177,466)	$170.52
Awarded and unvested at April 30, 2022	4,611,677	$149.03
(1)The above table includes restricted share units with market and service-based conditions.

As of April 30, 2022, there was approximately $624.8 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 3.2 years.
Market-based Options and Awards

In March 2022, the Board of Directors of the Company granted market-based restricted stock unit awards (the “2022 PSU Grant”) to certain members of management. The target number of market-based restricted stock unit awards granted was 172,814. The number of shares that could be earned will range from 0% to 200% of the target number of shares, based on the relative growth of the per share price of the Company’s common stock as compared to the Nasdaq Composite Index over the three-year performance period ending on the third anniversary of the date of grant and subject to continuous employment through such date. The fair value of the 2022 PSU Grant was determined using a Monte Carlo simulation approach. The Company amortizes the fair value of the 2022 PSU Grant using the straight-line method over the three-year performance term.

In March 2021, the Board of Directors of the Company granted market-based restricted stock unit awards (the “2021 PSU Grant”) to certain members of management. In March 2020, the Board of Directors of the Company granted market-based restricted stock unit awards (the “2020 PSU Grant”) to certain members of management. As of April 30, 2022, the three-year performance period related to the 2020 PSU Grant and 2021 PSU Grant had not been completed. Refer to the Company’s fiscal 2022 Form 10-K for further information.

In September 2016 and March 2018, certain service and market-based options were granted to the Chief Executive Officer. Refer to the Company's fiscal 2021 Form 10-K for further information. As of April 30, 2022, all market-based milestones of the stock options granted to the Chief Executive Officer were achieved.

Stock-based compensation expense recognized for market-based awards was approximately $3.4 million and $2.5 million for the three months ended April 30, 2022 and 2021, respectively.
Stock Options
The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the three months ended April 30, 2022 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at January 31, 2022	1,840,947	$23.82	4.7	$203,339
Option grants	—	$—	—	$—
Options exercised	(57,235)	$12.15
Options forfeited	(6,192)	$13.91
Balance at April 30, 2022	1,777,520	$24.23	4.6	$111,147
Exercisable at April 30, 2022	1,749,905	$23.12	4.5	$111,147

(1)The above table includes 711,839 stock options with market and service based conditions.

The aggregate intrinsic value of exercised options was $5.0 million and $57.4 million for the three months ended April 30, 2022 and 2021, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
As of April 30, 2022, there was approximately $900,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over an estimated weighted-average amortization period of approximately 0.9 years.
Stock Based Compensation
The Company’s total stock-based compensation expense was as follows (in thousands):

	Three Months Ended April 30,

	2022	2021
Cost of revenue:
Subscription	$4,514	$3,305
Professional services and other	4,852	3,898
Research and development	12,766	10,663
Sales and marketing	15,934	11,221
General and administrative	14,326	18,205
Total	$52,392	$47,292

Note 11. Income Taxes
The Company is subject to federal and various state income taxes in the United States as well as income taxes in foreign jurisdictions in which it conducts business. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely.
The Company recorded a tax provision of approximately $2.8 million for the three months ended April 30, 2022, representing an effective tax rate of 3.51%, which was primarily attributable to an increase in the Company’s U.S. deferred tax liability and income taxes related to foreign and state jurisdictions in which the Company conducts business.
The Company recorded a tax benefit of approximately $2.1 million for the three months ended April 30, 2021, representing an effective tax rate of 2.02%, which was primarily attributable to a reversal of a U.S. deferred tax liability and excess tax benefits related to stock-based compensation, offset by foreign tax expense.
The difference between the U.S. federal statutory rate of 21% and the Company's effective tax rate in the current period presented is primarily due to a full valuation allowance related to the Company's U.S. deferred tax assets, foreign expense on the Company's profitable jurisdictions, and state tax expense.
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
The 2017 Tax Cuts and Jobs Act requires research and development expenditures incurred for the tax year beginning after December 31, 2021, to be capitalized and amortized ratably over five years for domestic research and fifteen years for international research. The mandatory capitalization requirement has no material impact to the Company's fiscal 2023 income tax provision due to the Company's tax attributes carryover and full valuation allowance position.
The final foreign tax credit (“FTC”) regulations were published in the Federal Register on January 4, 2022. There are significant changes and updates for allocation and apportionment of foreign taxes, creditability of foreign taxes and other provisions affecting FTC calculation. These provisions are generally effective for foreign taxes paid or accrued in tax years beginning on or after December 28, 2021. Due to the full valuation allowance position for the US jurisdiction, the Company does not believe this provision has a material impact on its financial statements.

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
The following table sets forth the computation of the basic and diluted net loss per share attributable to Coupa Software Incorporated (in thousands, except per share amounts):

	Three Months Ended April 30,
	2022	2021
Numerator:
Net loss attributable to Coupa Software Incorporated	$(81,473)	$(100,357)
Denominator:
Weighted-average common shares outstanding	75,183	72,865
Net loss per share, basic and diluted, attributable to Coupa Software Incorporated	$(1.08)	$(1.38)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of April 30,
	2022	2021
Convertible senior notes	9,738,247	9,830,973
Options to purchase common stock	1,777,520	2,405,728
RSUs	4,611,677	2,785,000
Unvested common shares subject to repurchase	111,530	241,526
Shares committed under the ESPP	36,046	22,844
Contingent stock consideration for DCR acquisition	171,073	171,073
Total	16,446,093	15,457,144
The number of potentially dilutive shares from the Convertible Notes are subject to adjustment up to approximately 6.2 million, 6.8 million and 52,000 shares for the 2026 Notes, 2025 Notes and 2023 Notes, respectively, if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption.

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

Note 14. Significant Customers and Geographic Information
No customer balance comprised 10% or more of total accounts receivable at April 30, 2022 or January 31, 2022.
During the three months ended April 30, 2022 and April 30, 2021, revenues by geographic area, based on billing addresses of the customers, were as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
United States	$121,528	$99,019
Foreign countries	74,843	67,910
Total revenues	$196,371	$166,929

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
Overview
We are a leading provider of Business Spend Management (“BSM”) solutions. We offer a comprehensive, cloud-based BSM platform that has connected our customers with more than eight million suppliers globally. Our platform provides greater visibility into and control over how companies spend money, optimize supply chains, and manage liquidity. Using our platform, businesses are able to achieve real, measurable value and savings that drive their profitability.
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
We also provide purchasing programs, such as Coupa Instant Advantage, which offers access to pre-negotiated discounts from various suppliers, and Coupa Sourcing Advantage, which connects community members to engage in group sourcing events, allowing them to leverage pooled buying power to achieve better contracting terms and capture greater savings. Moreover, through our Coupa Open Business Network, suppliers of all sizes can list their goods and services, establish pricing, and interact with buyers electronically, thus significantly reducing paper, improving operating efficiencies, and reducing costs.
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
We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the three months ended April 30, 2022 and 2021, respectively.
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

We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and solutions to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa, Latin America and Asia-Pacific, including Japan. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 38% and 41% of our total revenues for each of the three months ended April 30, 2022 and 2021, respectively. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.
We may face exposure to foreign currency exchange rate fluctuations, which could adversely affect our business, results of operations and financial condition. A portion of our revenue contracts is denominated in foreign currencies, and as a result, fluctuations in foreign currency exchange rates may cause variability in our total revenues and deferred revenues. In addition, as our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows and may also cause variability in our cost of revenues, operating expenses and other operating results.
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
COVID-19 Pandemic
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
Recent Economic Events
The Russia-Ukraine conflict and resulting sanctions and other actions against Russia and Belarus has led to uncertainty and disruption in the global economy. Although the conflict has not had a direct material adverse impact on our revenues or other financial results, we are closely monitoring the events of the Russian-Ukraine conflict and its impact on Europe and throughout the rest of the world. It is not clear at this time how long the conflict will endure, or if it will escalate further, which could further compound the adverse impact to the global economy and consequently affect our results of operations.
Certain other worldwide events and factors, such as international trade relations, new legislation and regulations, taxation or monetary policy changes, political and civil unrest, and inflationary pressures, among other factors, also increase volatility in the global economy.
See the section “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic and Russia-Ukraine conflict on our business.
Recent Business Developments
During April and May 2022, we hosted our annual BSM community conference Inspire that returned to an in-person event after two years. The conferences were held in both North America and EMEA, welcoming a significant number of attendees and awarding its community of partner and customers to recognize leaders revolutionizing BSM.

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
Key Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of April 30,
	2022	2021
Cumulative spend under management (in billions)	$3,597.6	$2,581.8
Remaining performance obligations (in millions)	$1,316.2	$972.9
Deferred revenue (in millions)	$482.9	$343.5
Trailing twelve months calculated billings (in millions)	$894.1	$688.4
Customers with annualized subscription revenue above $100,000	1,441	1,133

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

The remaining performance obligations amount is intended to provide visibility into future revenue streams. We expect remaining performance obligations to fluctuate up or down from period to period for several possible reasons, including amounts, timing, and duration of customer contracts, as well as the timing of billing cycles for each order.
Our deferred revenue consists of non-cancelable amounts that have been invoiced but not yet recognized as revenues as of the end of a reporting period. The majority of our deferred revenue balance consists of subscription revenues that are recognized ratably over the related contractual period.
Trailing Twelve Months Calculated Billings
Trailing twelve months calculated billings represents total revenues recognized during the period of consecutive twelve months ended April 30, 2022 and April 30, 2021 plus the change in deferred revenue for each of those same periods. Trailing twelve month calculated billings is comprised of subscription contracts with existing customers (including renewal contracts and add-on contracts), subscription contracts with new customers, term-based license contracts, and contracts for professional services, training and other revenues.
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

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on our investments in marketable securities and cash and cash equivalents, gain or loss on our non-marketable equity investments, gain or loss on conversion of convertible senior notes, in addition to the effects of exchange rates on our foreign currency-denominated asset and liability balances which are recorded as foreign currency gains (losses) in the condensed consolidated statements of operations.

Provision for (Benefit From) Income Taxes
The provision for income taxes is primarily related to an increase in our U.S. deferred tax liability and income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on net deferred tax assets of our U.S. entities as we have concluded that it is not more likely than not that the deferred assets will be utilized.
Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended April 30,

	2022		2021
	(in thousands, except percentages)
Revenues:
Subscription	$178,470	91%	$140,104	84%
Professional services and other	17,901	9	26,825	16
Total revenues	196,371	100	166,929	100
Cost of revenues:
Subscription	58,129	29	51,025	31
Professional services and other	22,699	12	28,702	17
Total cost of revenues	80,828	41	79,727	48
Gross profit	115,543	59	87,202	52
Operating expenses:
Research and development	43,710	22	43,837	26
Sales and marketing	100,953	51	77,843	46
General and administrative	42,138	21	39,377	24
Total operating expenses	186,801	95	161,057	96
Loss from operations	(71,258)	(36)	(73,855)	(44)
Interest expense	(3,476)	(2)	(29,103)	(17)
Other income (expense), net	(3,716)	(2)	535	0
Loss before provision for (benefit from) income taxes	(78,450)	(40)	(102,423)	(61)
Provision for (benefit from) income taxes	2,751	1	(2,066)	(1)
Net loss	(81,201)	(41)	(100,357)	(60)
Net loss attributable to redeemable non-controlling interests	(204)	—	—	—
Adjustment attributable to redeemable non-controlling interests	476	—	—	—
Net loss attributable to Coupa Software Incorporated	$(81,473)	(41)%	$(100,357)	(60)%

Three Months Ended April 30, 2022 and April 30, 2021
Revenues

	Three Months Ended April 30,

	2022	2021	% Change
	(in thousands)
Subscription	$178,470	$140,104	27%
Professional services and other	17,901	26,825	(33)%
Total revenues	$196,371	$166,929	18%

Total revenues were $196.4 million for the three months ended April 30, 2022 compared to $166.9 million for the three months ended April 30, 2021, an increase of $29.4 million, or 18%. Subscription revenues were $178.5 million, or 91% of total revenues, for the three months ended April 30, 2022, compared to $140.1 million, or 84% of total revenues, for the three months ended April 30, 2021. This increase in absolute dollars was predominantly driven by the increase in the number of customers with annualized subscription revenue above $100,000, which was 1,441 as of April 30, 2022, compared to 1,133 as of April 30, 2021. Professional services and other revenues were $17.9 million for the three months ended April 30, 2022 compared to $26.8 million for the three months ended April 30, 2021. The decrease of $8.9 million, or 33%, was primarily due to the migration from certain term-based licenses to subscription services.
Cost of Revenues

	Three Months Ended April 30,

	2022	2021	% Change
	(in thousands)
Subscription	$58,129	$51,025	14%
Professional services and other	22,699	28,702	(21)%
Total cost of revenues	$80,828	$79,727	1%

Cost of subscription was $58.1 million for the three months ended April 30, 2022 compared to $51.0 million for the three months ended April 30, 2021, an increase of $7.1 million, or 14%. The increase in cost of subscription was primarily due to an increase of $4.2 million in amortization of developed technology assets related to acquisitions, an increase of $2.6 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $1.2 million in other costs driven by our overall growth, partially offset by a decrease of $0.9 million in hosting fees.
Cost of professional services and other was $22.7 million for the three months ended April 30, 2022 compared to $28.7 million for the three months ended April 30, 2021, a decrease of $6.0 million, or 21%. The decrease in cost of professional services was primarily due to a decrease of $4.6 million in amortization of developed technology assets, and a decrease of $1.4 million in employee compensation costs due to a reduction of headcount as a result of migrating implementation services that we directly led to those led by our implementation partners.

Gross Profit

	Three Months Ended April 30,

	2022	2021	% Change
	(in thousands)
Gross profit	$115,543	$87,202	33%

Gross profit was $115.5 million for the three months ended April 30, 2022, compared to $87.2 million for the three months ended April 30, 2021, an increase of $28.3 million, or 33%. The increase in gross profit was primarily due to the acquisition of new customers with annualized subscription revenue above $100,000. Gross margin was 59% for the three months ended April 30, 2022, compared to 52% for the three months ended April 30, 2021. The increase in gross margin was primarily due to the overall growth in total revenues coupled with the rationalization in cloud hosting expenses.
Operating Expenses
Research and Development

	Three Months Ended April 30,

	2022	2021	% Change
	(in thousands)
Research and development	$43,710	$43,837	0%

Research and development expenses were $43.7 million for the three months ended April 30, 2022 compared to $43.8 million for the three months ended April 30, 2021, a decrease of $0.1 million. The decrease was primarily due to a decrease of $1.1 million in third party services, such as contractors and consulting fees, partially offset by an increase of $1.0 million in employee compensation costs, including stock-based compensation costs.
Sales and Marketing

	Three Months Ended April 30,

	2022	2021	% Change
	(in thousands)
Sales and marketing	$100,953	$77,843	30%

Sales and marketing expenses were $101.0 million for the three months ended April 30, 2022 compared to $77.8 million for the three months ended April 30, 2021, an increase of $23.1 million, or 30%. The increase was primarily due to an increase of $15.5 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $3.5 million in marketing events, primarily driven by our annual Inspire conferences that returned to an in-person event after two years, an increase of $2.9 million in travel costs, and from an increase of $1.2 million in charitable contributions.

General and Administrative

	Three Months Ended April 30,

	2022	2021	% Change
	(in thousands)
General and administrative	$42,138	$39,377	7%

General and administrative expenses were $42.1 million for the three months ended April 30, 2022 compared to $39.4 million for the three months ended April 30, 2021, an increase of $2.8 million, or 7%. The increase was primarily due to an increase of $1.9 million in third party services, such as recruiting expenses and legal service fees, an increase in allowances for credit losses of $1.5 million, and from an increase of $0.8 million in other costs driven by our overall growth. Employee compensation costs decreased by $3.9 million due to a reduction in stock-based compensation charges, partially offset by an increase of $2.5 million primarily due to higher headcount.
Interest Expense

	Three Months Ended April 30,

	2022	2021	% Change
	(in thousands)
Interest expense	$3,476	$29,103	(88)%

Interest expense was $3.5 million for the three months ended April 30, 2022 compared to $29.1 million for the three months ended April 30, 2021. The decrease in interest expense was primarily due to lower non-cash interest expense related to eliminating the amortization of debt discount associated with our convertible notes as a result of the adoption of ASU 2020-06. Refer to Note 8, “Convertible Senior Notes” and the description under the heading “Recent Accounting Guidance” in Note 2, “Significant Accounting Policies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Other Income (Expense), Net

	Three Months Ended April 30,

	2022	2021	% Change
	(in thousands)
Other income (expense), net	$(3,716)	$535	NM

Other expense, net was $3.7 million for the three months ended April 30, 2022 compared to other income, net of $0.5 million for the three months ended April 30, 2021. The fluctuation of $4.3 million was primarily due to $5.9 million in unfavorable fluctuations related to foreign currency exchange rates, partially offset by a gain of $1.3 million from the conversion of a non-marketable convertible note to preferred stock, which is classified as a non-marketable equity investment, and an increase of $0.3 million in other income.

Provision for (Benefit from) Income Taxes

	Three Months Ended April 30,

	2022	2021	% Change
	(in thousands)
Provision for (benefit from) income taxes	$2,751	$(2,066)	(233)%

The provision for income taxes was $2.8 million for the three months ended April 30, 2022 compared to a tax benefit of $2.1 million for the three months ended April 30, 2021. The provision for income taxes for the three months ended April 30, 2022 was primarily related to an increase in our U.S. deferred tax liability and income taxes related to foreign and state jurisdictions in which we conduct business. The benefit from income taxes for the three months ended April 30, 2021 was primarily related to the reversal of a U.S. deferred tax liability and excess tax benefits related to stock-based compensation. We maintain a full valuation allowance on net deferred tax assets of our U.S. entities as we have concluded that it is unlikely that these deferred income tax assets will be utilized.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of April 30, 2022, we had cash and cash equivalents of $493.9 million, and marketable securities of $292.3 million.
Our cash equivalents are comprised primarily of bank deposits and money market funds. Cash from operations could be affected by various risks and uncertainties, including those detailed in Part II, Item 1A titled “Risk Factors.” However, we believe our existing cash and cash equivalents and marketable securities will be sufficient to meet our projected operating requirements for at least the next 12 months from the filing of this Quarterly Report.
Our material cash requirements from known contractual and other obligations consists of our Convertible Notes, obligations under operating leases for office space, and contractual purchase obligations for hosting services and other services to support the Company's business operations.
We had outstanding 2023 Notes, 2025 Notes and 2026 Notes with principal amounts of $1.8 million, $805.0 million and $1,380.0 million, respectively, as of April 30, 2022. We have the ability to settle the Convertible Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. As of April 30, 2022, there were no unsettled conversion requests. It is our current intent to settle conversions of the remaining 2023 Notes, 2025 Notes and 2026 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock.
In conjunction with the issuance of the Convertible Notes, we entered into capped call transactions that reduce our exposure to additional cash payments above principal balances in the event of a cash conversion of the Convertible Notes. We may owe additional cash to the noteholders upon early conversion if our stock price exceeds $63.821 per share for the 2023 Notes, $295.550 for the 2025 Notes, or $503.415 for the 2026 Notes. Although our incremental exposure to the additional cash payment above the principal amount of the Convertible Notes is reduced by the capped calls, conversion of the Convertible Notes by noteholders and our related settlement of any portion thereof in shares of our common stock may cause dilution to the ownership interests of existing stockholders. As of April 30, 2022, all the capped calls for the 2023 Notes, 2025 Notes and 2026 Notes remained outstanding.
We lease office space under non-cancelable operating leases with various expiration dates through February 2030. As of April 30, 2022, the value of our current and noncurrent operating lease obligations was approximately $15.8 million and $30.7 million, respectively. Our non-cancelable purchase obligations consists of hosting services and other services that support our business operations. As of April 30, 2022, the value of our current and noncurrent purchase obligations was approximately $43.9 million and $146.0 million, respectively. Information regarding our operating lease obligations and contractual purchase obligations can be found in Note 9, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Operating Activities
Cash provided by operating activities for the three months ended April 30, 2022 was $49.7 million, compared to $32.1 million for the three months ended April 30, 2021. The increase was primarily driven by cash collections from customers.
Investing Activities
Cash used in investing activities for the three months ended April 30, 2022 of $74.3 million was primarily related to $70.2 million of net cash receipts from purchases, maturities and sales of short-term marketable securities, and from $4.1 million for the purchases of property and equipment.
Financing Activities
Cash provided by financing activities for the three months ended April 30, 2022 of $12.8 million was primarily due to approximately $10.7 million of proceeds from the issuance of common stock under the ESPP and exercise of stock options, and $2.1 million of cash received from the non-controlling shareholder of Coupa K.K.
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
We no longer consider estimates related to our convertible senior notes to be a critical accounting policy due to the adoption of ASU No. 2020-06 effective February 1, 2022, which simplified the accounting for convertible instruments.
There have been no other material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
Recent Accounting Pronouncements
Refer to Note 2, “Significant Accounting Policies - Recent Accounting Guidance” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for analysis of recent accounting pronouncements that are applicable to our business.
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

The following tables provide a reconciliation of loss from operations to non‑GAAP operating income, from net loss attributable to Coupa Software Incorporated to non-GAAP net income attributable to Coupa Software Incorporated, and from net cash provided by operating activities to adjusted free cash flows (in thousands):

	Three Months Ended April 30,

	2022	2021
Loss from operations	$(71,258)	$(73,855)
Stock-based compensation	52,392	47,292
Amortization of acquired intangible assets	32,707	33,540
Non-GAAP operating income	$13,841	$6,977

	Three Months Ended April 30,

	2022	2021
Net loss attributable to Coupa Software Incorporated	$(81,473)	$(100,357)
Stock-based compensation	52,392	47,292
Amortization of acquired intangible assets	32,707	33,540
Amortization of debt discount and issuance costs	1,765	27,390
Loss on conversion of convertible senior notes	—	129
Gain on non-marketable investments	(1,288)	—
Income tax effects and adjustments	926	(2,977)
Adjustment attributable to redeemable non-controlling interests	476	—
Non-GAAP net income attributable to Coupa Software Incorporated	$5,505	$5,017

	Three Months Ended April 30,

	2022	2021
Net cash provided by operating activities	$49,742	$32,082
Less: purchases of property and equipment	(4,113)	(2,754)
Add: repayments of convertible senior notes attributable to debt discount	—	516
Adjusted free cash flows	$45,629	$29,844

We define non-GAAP operating income as loss from operations before stock-based compensation, and amortization of acquired intangible assets. We define non-GAAP net income attributable to Coupa Software Incorporated as net loss attributable to Coupa Software Incorporated before stock-based compensation, amortization of acquired intangible assets, amortization of debt issuance costs, gain or loss on conversion of convertible senior notes, gain or loss on non-marketable investments, the adjustment attributable to redeemable non-controlling interests, non-recurring income tax adjustments, and income tax effects, and prior to the adoption of ASU 2020-06 on February 1, 2022, amortization of debt discount costs.

Beginning in the three months ended April 30, 2022, we utilize a fixed long-term projected tax rate in our computation of the non-GAAP income tax provision to provide better consistency across the reporting periods. In projecting this long-term non-GAAP tax rate, we utilize a three-year financial projection that excludes the direct impact of stock-based compensation, amortization of acquired intangible assets, and amortization of debt issuance costs. The projected rate considers other factors such as our current operating structure, and existing tax positions in various jurisdictions. Additionally, due to historic profitability on a non-GAAP basis, there are no valuation allowances recorded against the non-GAAP deferred tax assets globally. We will periodically reevaluate the projected long-term tax rate, as necessary, for significant events, based on our ongoing analysis of relevant tax law changes, material changes in the forecasted geographic earnings mix, and any significant acquisitions.

We define adjusted free cash flows as net cash provided by operating activities, less purchases of property and equipment, and prior to the adoption of ASU 2020-06 on February 1, 2022, plus repayments of convertible senior notes attributable to debt discount.

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

We believe adjusted free cash flows provides useful information to investors because it is an indicator of our capital strength and liquidity, and we also use it to measure performance of our business operations. Prior to adoption of ASU 2020-06 on February 1, 2022, we excluded repayment of convertible senior notes attributable to debt discount in calculating this measure in part because our use of cash to satisfy this obligation (relating to the Convertible Notes) was discretionary, and we have the ability to satisfy similar obligations in the near future through shares of our common stock, or a combination of cash and shares of our common stock, at our election. This measure does not reflect any reduction for cash settlements of our debt obligations, nor does it represent our residual cash flow available for discretionary expenditures. In addition, other companies in our industry may calculate similarly titled measures differently than we do, limiting their usefulness as comparative measures. Due to these and other limitations, you should not consider this non-GAAP measure in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities.

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
We performed a sensitivity analysis and determined that if an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currency at the balance sheet dates, it would have resulted in an adverse effect on our net losses attributable to Coupa Software Incorporated of approximately $10.7 million and $12.4 million as of April 30, 2022 and January 31, 2022, respectively. We expect our international operations to continue to grow in the near term and the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases. The majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.
Market Risk and Market Interest Risk
In June 2020, we issued $1,380.0 million aggregate principal amount of 0.375% convertible senior notes due 2026. In June 2019, we issued $805.0 million aggregate principal amount of 0.125% convertible senior notes due 2025. In January 2018, we issued $230.0 million aggregate principal amount of 0.375% convertible senior notes due 2023 of which approximately 228.2 million aggregate principal amount had been settled by April 30, 2022. The 2026 Notes, 2025 Notes and 2023 Notes have fixed annual interest rates at 0.375%, 0.125% and 0.375%, respectively, and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the values of the Convertible Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the Convertible Notes at face value less unamortized issuance costs on our balance sheet, and we present the fair value for disclosure purposes only.
Our exposure to interest rate risk also is related to our interest-bearing assets, primarily our cash and cash equivalents and marketable securities. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Our debt securities are classified as “available for sale.” When the fair value of the security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our condensed consolidated statements of operations. When the fair value of the security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive income (loss), and are recognized in our condensed consolidated statements of operations only if we sell or intend to sell the security before recovery of its cost basis. A hypothetical 100 basis points increase in interest rates would have decreased the fair value of our cash and cash equivalents and marketable securities by approximately $1.3 million and $1.0 million for the three months ended April 30, 2022 and 2021, respectively.

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

Our overall performance depends in part on worldwide economic conditions. Global financial developments, downturns and global health crises or pandemics seemingly unrelated to us or the enterprise software industry, may harm us, including due to disruptions or restrictions on our employees’ ability to work and travel. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, outbreaks of COVID-19 and the resulting impact on business continuity and travel, supply chain disruptions, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in decreased demand for our products and services, increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the US, UK and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. As the adverse effects of this conflict continue to develop and potentially spread, both in Europe and throughout the rest of the world, our customers may be negatively impacted, which in turn may cause them to delay purchasing decisions, affect subscription renewal rates and otherwise depress the level of spend conducted by such customers through our platform. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. We have operations, as well as current and potential new customers, throughout most of Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, including as a result of COVID-19 or otherwise, many customers may delay or reduce their information technology spending.

The factors discussed above have and may continue to influence our customers’ behavior, spending patterns and general demand for our platform and solutions and prompt our customers to take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity as they monitor global economic conditions and the risk of a global recession. The growth of our revenues and potential profitability of our business depends on demand for our platform and solutions generally, and business spend management specifically. In addition, our revenues are dependent on the number of users of our solutions. Historically, during economic downturns there have been reductions in spending on enterprise software as well as pressure for extended billing terms or pricing discounts, which would limit our ability to grow our business and negatively affect our operating results. These conditions affect the rate of enterprise software spending and could adversely affect our customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results.

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
A significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets. In connection with our acquisition of LLamasoft, for example, $932.9 million of the purchase price was allocated to goodwill, increasing our total goodwill balance to $1.5 billion as of January 31, 2021, which was roughly three times the amount of goodwill we had as of January 31, 2020. Our acquisition of Pana, in February 2021, further increased our goodwill balance. As of April 30, 2022, our goodwill balance was $1,514.6 million. Goodwill must be assessed for impairment at least annually, and other intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. In addition, our exposure to risks associated with various claims, including the use of intellectual property, may be increased as a result of acquisitions of other companies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired technology that were not asserted prior to our acquisition. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In connection with the LLamasoft acquisition, for example, we issued approximately 2.4 million shares of our common stock as consideration, which represented over 3% of our outstanding shares of common stock at that time. In addition, if the performance of an acquired business fails to meet our expectations, our operating results, business and financial position may suffer. Some of our acquisitions include earnouts, meaning that a portion of the purchase price is payable only if the acquired business achieves certain revenue or other post-closing milestones. These contingent payment provisions can lead to disputes with the sellers of the business, such as the litigation described in Part II, Item 1—“Legal Proceedings.”
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
Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate and could be adversely affected in the near term by the COVID-19 pandemic, global events (such as Russia’s invasion of Ukraine and the consequential implementation of sanctions and export controls) and related shifts in existing and prospective customer needs as a result of evolving operating models and business spend management patterns that may persist after COVID-19 restrictions are lifted and as global events emerge, develop or resolve. This uncertainty is exacerbated by the fact that Business Spend Management is relatively new (as a distinct industry category), and our platform includes features and functionality that extend into other industry categories, such as Travel Expense Management and Treasury Management, for example. Our estimates and forecasts relating to the size and expected growth of our market that we have publicly disclosed may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates.

We depend on our senior management team and the loss of our chief executive officer or one or more key employees or an inability to attract and retain highly skilled employees could adversely affect our business.
Our success depends largely upon the continued services of our key executive officers. In particular, our chief executive officer, Robert Bernshteyn, is critical to our vision, strategic direction, culture and overall business success. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions, and on mission-critical individual contributors in research and development. From time to time, there have been and will continue to be changes in our executive management team resulting from the hiring or departure of executives, and any such changes can disrupt our business. We do not maintain key-man insurance for Mr. Bernshteyn or any other member of our senior management team. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.
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
In making employment decisions, current and prospective employees consider the value of their current or potential equity awards from the Company against those of our competitors. As compensation practices of our peers evolve, we need to consider the value, timing and structure of the employee equity awards we offer to remain competitive. Declines in our stock price, particularly if sustained, adversely affect our ability to recruit and retain employees, requiring us to adjust our equity grant practices to remain competitive. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.
Our international operations and sales to customers outside the United States or with international operations expose us to risks inherent in international sales.
A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. For example, in March 2021 we established a joint venture in Japan intended to enable us to support Japanese companies looking to utilize BSM solutions. The revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 38% and 41% of our total revenues for each of the three months ended April 30, 2022 and 2021, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. While we are gaining additional experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we face risks in doing business internationally that could adversely affect our business, including:
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
Our platform involves the storage and transmission of customer data, including, for example, sensitive and proprietary information about our customers’ spending. We may become the target of cyber-attacks by third parties seeking unauthorized access to our data or customers’ data or to disrupt our platform. Computer malware, viruses, spear phishing attacks, and general hacking have become more prevalent in our industry, particularly against cloud services. Any unauthorized access or security breaches could result in the loss of sensitive customer information, prolonged disruption in services, litigation, loss of our authorization under FedRAMP, fines and penalties, liability under indemnity obligations and other economic and reputational damage. While we have security measures in place that are designed to protect customer information and prevent data loss and other security breaches, if these measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our customers’ data, we could face loss of business, regulatory investigations or orders, and our reputation could be severely damaged. In addition, we could be required to expend significant capital and other resources to alleviate the problem, as well as incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to customers or other business partners in an effort to maintain business relationships after a breach.

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
Cyber-attacks and other malicious Internet-based activities continue to increase generally. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, third parties may attempt to fraudulently induce employees or users to disclose information to gain access to our data or our customers’ data. If any of these events occur, our or our customers’ information could be accessed or disclosed improperly. Further, heightened geopolitical tensions resulting from the military conflict between Russia and Ukraine and resulting sanctions against Russia may have the effect of increasing the threat to United States companies and infrastructure of state-sponsored cyber-attacks. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our operating results.
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
•general economic, industry and market conditions, both domestically and internationally, including the impact of increased inflation and the market volatility and economic downturn caused by COVID-19 on our business, including but not limited to a decreased demand for our platform and services, negative impacts on our revenue results, an increasing unpredictability in expenses and cash flow, and a decreased ability by our customers to pay for our platform and services;
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
We incurred net losses attributable to Coupa Software Incorporated of $379.0 million, $180.1 million, and $90.8 million in the fiscal years ended January 31, 2022, 2021 and 2020, respectively, and we incurred a net loss attributable to Coupa Software Incorporated of $81.5 million in the three months ended April 30, 2022. We had an accumulated deficit of $774.3 million at April 30, 2022. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers, maintain existing customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. A significant contributor to each of these categories of expense is stock compensation expense associated with equity awards that we grant to many of our employees at the time of hire and thereafter on an annual basis. We expect our stock compensation expenses to increase in future periods as we add more employees and seek to incentivize our existing employees. Furthermore, to the extent we are successful in gaining new customers, we will also incur increased losses because many costs associated with acquiring new customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for longer or shorter periods). If we are unable to maintain consistent or increasing revenue or revenue growth or if our growth or growth forecasts fail to meet the expectations of investors or securities analysts, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a mid-term or long-term basis.
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
In January 2018, we issued $230 million aggregate principal amount of 0.375% Convertible Senior Notes due 2023, which we refer to as the 2023 Notes, in June 2019, we issued $805 million aggregate principal amount of our 0.125% Convertible Senior Notes due 2025, which we refer to as the 2025 Notes, and in June 2020, we issued $1,380 million aggregate principal amount of our 0.375% Convertible Senior Notes due 2026, which we refer to as the 2026 Notes, which we collectively refer to as the Convertible Notes. As of April 30, 2022, we had $2,254.2 million in total long-term liabilities, comprised primarily of $2,157.9 million related to the net carrying amount of the 2025 Notes and 2026 Notes. Our indebtedness may:
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
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 8, “Convertible Senior Notes” in the notes to our condensed consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of April 30, 2022.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"), which simplifies the accounting for convertible debt instruments. The guidance eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the treasury stock method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled using shares and requires the use of the if-converted method. Under the if-converted method, diluted earnings per share will generally be calculated assuming that all the Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share.
We adopted ASU 2020-06 on February 1, 2022, using the modified retrospective approach. As a result, we no longer separate the liability and equity components of the Convertible Notes on our balance sheet and we use the if-converted method of calculating diluted earnings per share. Under the modified retrospective basis, prior periods are not restated. Rather, the cumulative effect of initially applying the new standard was recognized as an adjustment to accumulated deficit. The elimination of the separate accounting reduces the interest expense that we recognize in the periods after adoption. See Note 8 and the description under the heading “Recent Accounting Guidance” in Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
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
The conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Convertible Notes. The Convertible Notes may from time to time be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.
Risks Related to Ownership of Our Common Stock
Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations and decline, due to factors beyond our control and you may lose all or part of your investment.
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes and could also impact the trading price of the Convertible Notes. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock have ranged from $22.50 to $377.04 through April 30, 2022. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business. In addition, because we award restricted stock units (RSUs) to many of our employees as part of their total compensation package, and the value of those RSUs depends directly on our stock price, a sharp or prolonged decline in our stock price may make it more difficult for us to hire and retain our employees or result in us granting more awards in the aggregate to hire and retain our employees.
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
We may be subject to state laws in California that impose gender and diversity requirements for boards of directors of public companies headquartered in California.

In September 2018, California enacted Senate Bill No. 826 (“SB 826”), requiring public companies with principal executive offices in California to maintain certain female representation on their boards of directors. Additionally, on September 30, 2020, California enacted Assembly Bill No. 979 (“AB 979”), requiring public companies with principal executive offices in California to maintain board membership with members from an underrepresented community based on ethnicity and sexual orientation. Each of these measures has been challenged in court, and although judges of the California Superior Court ruled that AB 979 and SB 826 violate the California constitution in April 2022 and May 2022, respectively, the State of California may appeal such rulings, and the ultimate enforceability of these or similar laws remains uncertain. For example, in May 2022 the California Secretary of State indicated that she has directed counsel to file an appeal of the verdict with respect to SB 826.

As of April 30, 2022, we were not in full compliance with SB 826 or AB 979. While we are working diligently to remediate this non-compliance, we cannot assure that we will be successful in recruiting and/or retaining members of the board and meet the requirements of SB 826 or AB 979. Non-compliance with either SB 826 or AB 979 may cause certain investors to divert their holdings in our securities and expose us to reputational harm, and, if such measures are ultimately upheld in court, could result in fines imposed by the California Secretary of State.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
We have filed the exhibits listed below.
Exhibit Index

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*	Todd Ford Transition Agreement

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan.

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Coupa Software Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coupa Software Incorporated

Date:	June 7, 2022	By:	/s/ Robert Bernshteyn
Robert Bernshteyn
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date:	June 7, 2022	By:	/s/ Anthony Tiscornia
Anthony Tiscornia
Chief Financial Officer (Principal Financial Officer)