Form 10-Q
period 2022-07-31
Coupa Software Inc
filed 2022-09-07
CIK 1385867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 1, 2022, the Registrant had 75,930,267 shares of common stock, $0.0001 par value per share, outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, the expected impact of various macroeconomic and geopolitical dynamics (e.g., the COVID-19 pandemic, the Russian-Ukraine conflict or rising inflation and higher interest rates) on our business, results of operations and financial condition, customer lifetime value, strategy and plans, market size and opportunity, competitive position, industry environment, potential growth opportunities, product capabilities, expected impact of business acquisitions, our expectations for future operations, our convertible senior notes, and the amount and timing of any repurchases of our common stock under our share repurchase program are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “possible,” “predict,” “seek,” “should,” “would,” “likely” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.”
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	July 31, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$527,963	$506,459
Marketable securities	281,370	223,032
Accounts receivable, net of allowances	219,522	226,191
Prepaid expenses and other current assets	35,975	38,270
Deferred commissions, current portion	22,801	21,096
Total current assets	1,087,631	1,015,048
Property and equipment, net	31,989	30,576
Deferred commissions, net of current portion	49,166	48,562
Goodwill	1,514,550	1,514,550
Intangible assets, net	446,123	510,663
Operating lease right-of-use assets	37,341	42,659
Other assets	29,077	31,121
Total assets	$3,195,877	$3,193,179
Liabilities, Redeemable Non-Controlling Interests, and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,433	$4,610
Accrued expenses and other current liabilities	98,374	79,160
Deferred revenue, current portion	477,423	468,783
Current portion of convertible senior notes, net (Note 8)	1,747	1,639
Operating lease liabilities, current portion	13,084	12,760
Total current liabilities	599,061	566,952
Convertible senior notes, net (Note 8)	2,159,683	1,614,257
Deferred revenue, net of current portion	29,646	22,655
Operating lease liabilities, net of current portion	24,857	31,172
Other liabilities	46,544	52,481
Total liabilities	2,859,791	2,287,517
Commitments and contingencies (Note 9)
Redeemable non-controlling interests (Note 3)	18,775	12,084
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at July 31, 2022 and January 31, 2022; zero shares issued and outstanding at July 31, 2022 and January 31, 2022	—	—
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at July 31, 2022 and January 31, 2022; 75,928,377 and 75,060,139 shares issued and outstanding at July 31, 2022 and January 31, 2022, respectively	8	7
Additional paid-in capital	1,154,891	1,778,840
Accumulated other comprehensive income	7,333	9,643
Accumulated deficit	(844,921)	(894,912)
Total stockholders’ equity	317,311	893,578
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$3,195,877	$3,193,179

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,

	2022	2021	2022	2021
Revenues:
Subscription	$192,670	$156,230	$371,140	$296,334
Professional services and other	18,433	23,016	36,334	49,841
Total revenues	211,103	179,246	407,474	346,175
Cost of revenues:
Subscription	60,808	51,398	118,937	102,423
Professional services and other	22,501	27,822	45,200	56,524
Total cost of revenues	83,309	79,220	164,137	158,947
Gross profit	127,794	100,026	243,337	187,228
Operating expenses:
Research and development	46,266	41,799	89,976	85,636
Sales and marketing	103,215	76,279	204,168	154,122
General and administrative	41,942	36,248	84,080	75,625
Total operating expenses	191,423	154,326	378,224	315,383
Loss from operations	(63,629)	(54,300)	(134,887)	(128,155)
Interest expense	(3,619)	(30,621)	(7,095)	(59,724)
Other expense, net	(709)	(1,983)	(4,425)	(1,448)
Loss before provision for (benefit from) income taxes	(67,957)	(86,904)	(146,407)	(189,327)
Provision for (benefit from) income taxes	2,641	(155)	5,392	(2,221)
Net loss	(70,598)	(86,749)	(151,799)	(187,106)
Net loss attributable to redeemable non-controlling interests	(462)	(517)	(666)	(517)
Adjustment attributable to redeemable non-controlling interests	5,133	5,235	5,609	5,235
Net loss attributable to Coupa Software Incorporated	$(75,269)	$(91,467)	$(156,742)	$(191,824)
Net loss per share, basic and diluted, attributable to Coupa Software Incorporated	$(0.99)	$(1.24)	$(2.08)	$(2.62)
Weighted-average number of shares used in computing net loss per share, basic and diluted	75,669	73,526	75,429	73,200

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,

	2022	2021	2022	2021
Net loss	$(70,598)	$(86,749)	$(151,799)	$(187,106)
Other comprehensive gain (loss) in relation to defined benefit plans, net of tax	(51)	(213)	821	55
Changes in unrealized loss on marketable securities and non-marketable debt securities, net of tax	(183)	(28)	(2,769)	(58)
Foreign currency translation adjustments, net of tax	(128)	(31)	(725)	(415)
Comprehensive loss	$(70,960)	$(87,021)	(154,472)	(187,524)
Less comprehensive loss attributable to redeemable non-controlling interests:
Net loss attributable to redeemable non-controlling interests	(462)	(517)	(666)	(517)
Foreign currency translation adjustments, net of tax, attributable to redeemable non-controlling interests	(60)	(11)	(363)	(11)
Comprehensive loss attributable to redeemable non-controlling interests	(522)	(528)	(1,029)	(528)
Comprehensive loss attributable to Coupa Software Incorporated	$(70,438)	$(86,493)	$(153,443)	$(186,996)

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended July 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at April 30, 2022	75,541,575	$7	$1,102,962	$7,635	$(774,323)	$336,281
Exercise of stock options	31,975	1	264	—	—	265
Stock-based compensation expense	—	—	56,336	—	—	56,336
Vested restricted stock units	354,827	—	—	—	—	—
Other comprehensive loss	—	—	—	(302)	—	(302)
Net loss attributable to Coupa Software Incorporated, including adjustment to redeemable non-controlling interests	—	—	(4,671)	—	(70,598)	(75,269)
Balance at July 31, 2022	75,928,377	$8	$1,154,891	$7,333	$(844,921)	$317,311

	Six Months Ended July 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2022	75,060,139	$7	$1,778,840	$9,643	$(894,912)	$893,578
Cumulative adjustment due to adoption of ASU No. 2020-06	—	—	(738,892)	—	201,790	(537,102)
Issuance of common stock for employee share purchase plan	161,728	—	9,973	—	—	9,973
Exercise of stock options	89,210	1	959	—	—	960
Stock-based compensation expense	—	—	108,954	—	—	108,954
Vested restricted stock units	617,300	—	—	—	—	—
Other comprehensive loss	—	—	—	(2,310)	—	(2,310)
Net loss attributable to Coupa Software Incorporated, including adjustment to redeemable non-controlling interests	—	—	(4,943)	—	(151,799)	(156,742)
Balance at July 31, 2022	75,928,377	$8	$1,154,891	$7,333	$(844,921)	$317,311

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

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,

	2022	2021
Cash flows from operating activities
Net loss attributable to Coupa Software Incorporated	$(156,742)	$(191,824)
Net loss and adjustment attributable to redeemable non-controlling interests (Note 3)	4,943	4,718
Net loss	(151,799)	(187,106)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	71,804	73,146
Amortization (accretion) of premium (discount) on marketable securities, net	(721)	755
Amortization of deferred commissions	11,413	8,554
Amortization of debt discount and issuance costs	3,596	56,262
Stock-based compensation	108,224	94,792
Loss on conversion of convertible senior notes	—	129
Repayments of convertible senior notes attributable to debt discount (Note 8)	—	(517)
Other	(1,581)	(3,176)
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	6,414	30,444
Prepaid expenses and other current assets	2,917	1,396
Other assets	10,438	9,585
Deferred commissions	(13,804)	(13,394)
Accounts payable	4,146	(248)
Accrued expenses and other liabilities	11,801	5,703
Deferred revenue	15,988	(3,432)
Net cash provided by operating activities	78,836	72,893
Cash flows from investing activities
Purchases of marketable securities	(152,349)	(72,392)
Maturities of marketable securities	88,586	69,523
Sales of marketable securities	4,597	83,630
Acquisitions, net of cash acquired	—	(45,766)
Purchases of other investments	(2,000)	(7,500)
Purchases of property and equipment	(8,241)	(6,662)
Net cash (used in) provided by investing activities	(69,407)	20,833
Cash flows from financing activities
Investment from redeemable non-controlling interests	2,111	2,223
Repayments of convertible senior notes	—	(2,446)
Proceeds from the exercise of common stock options	959	4,727
Proceeds from issuance of common stock for employee stock purchase plan	9,973	10,477
Net cash provided by financing activities	13,043	14,981
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(1,075)	(41)
Net increase in cash, cash equivalents, and restricted cash	21,397	108,666
Cash, cash equivalents, and restricted cash at beginning of year	510,339	327,589
Cash, cash equivalents, and restricted cash at end of period	$531,736	$436,255
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$527,963	$432,009
Restricted cash included in other assets	3,773	4,246
Total cash, cash equivalents, and restricted cash	$531,736	$436,255

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,

	2022	2021
Supplemental disclosure of cash flow data
Cash paid for income taxes	$3,193	$2,638
Cash paid for interest	$3,094	$3,101
Supplemental disclosure of non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$363	$446

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including, but not limited to, the valuation of accounts receivable, the lives of tangible and intangible assets, the fair value of certain equity awards, the valuation of acquired intangible assets and the recoverability or impairment of intangible assets, including goodwill, revenue recognition, redemption value of redeemable non-controlling interests, the benefit period of deferred commissions, and provision for (benefit from) income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.
Foreign Currency Translation
The functional currency of the Company’s foreign operations is primarily the U.S. dollar, while a few of its subsidiaries use the local currency as their functional currency for the six months ended July 31, 2022. In cases where the Company uses a foreign functional currency, the Company translates the foreign functional currency financial statements to U.S. dollars using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity. The effects of foreign currency translation adjustments are recorded in other comprehensive income as a component of stockholders’ equity and the related periodic movements are presented in the condensed consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in other expense, net, in the condensed consolidated statements of operations for the period.

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

Contract Balances
The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. The Company records a receivable when revenue is recognized prior to invoicing. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition. Subscription and fixed-fee professional services arrangements are commonly billed in advance, recognized as deferred revenue, and then amortized into revenue over time. The Company's term-based license contracts are billed annually in advance, recognized as deferred revenue, and then recognized as revenues upfront for the license component and ratably over the term license for the PCS component. However, other professional services arrangements, primarily those recognized on a time-and-materials basis, are billed in arrears following services that have been rendered. In addition, for multi-year term-based license contracts, the revenue allocated to license component is recognized upfront while the billing is on annual basis. This may result in revenue recognition greater than invoiced amounts which results in a receivable balance. Receivables represent an unconditional right to payment. As of July 31, 2022 and January 31, 2022, the balance of accounts receivable, net of the allowance for credit losses, was $219.5 million and $226.2 million, respectively. Of these balances, $10.1 million and $13.9 million represent unbilled receivable amounts as of July 31, 2022 and January 31, 2022, respectively. In addition, as of July 31, 2022 and January 31, 2022, the balance of long-term unbilled receivables was approximately $400,000 and $1.9 million, respectively, which were included in other assets on the Company's condensed consolidated balance sheet.

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
At any point in the contract term, the transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied. These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. As of July 31, 2022, approximately $1,424.7 million of the transaction price from contracts with customers is allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately three-fourths of these remaining performance obligations within the next 24 months and the remainder thereafter. The Company applies the practical expedient to exclude remaining performance obligations that are part of contracts with an original expected duration of one year or less and contracts where revenue is being recognized under the as-invoiced method. During the three and six months ended July 31, 2022, the revenue recognized from performance obligations satisfied in prior periods was approximately $2.1 million and $2.4 million, respectively.
Accounts Receivable and Allowances for Credit Losses
The Company extends credit to its customers in the normal course of business and does not require cash collateral or other security to support the collection of customer receivables. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period and provides a reserve when needed based on an assessment of various factors including the aging of the receivable balance, historical experience, and expectations of forward-looking loss estimates. When developing the expectations of forward-looking loss estimates, the Company takes into consideration forecasts of future economic conditions, information about past events, such as historical trends of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. Accounts receivable are written off when deemed uncollectible. The allowances for credit losses were not material as of July 31, 2022 and January 31, 2022.
Marketable Securities
Marketable securities consist of financial instruments such as U.S. treasury securities, U.S. agency obligations, corporate notes and bonds, commercial paper, asset backed securities and certificates of deposit. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at estimated fair value. Credit losses related to the marketable securities are recorded in other expense, net in the condensed consolidated statements of operations through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. No credit losses related to marketable securities were recorded by the Company during the three and six months ended July 31, 2022. Any remaining unrealized losses, or any unrealized gains, for marketable securities are included in accumulated other comprehensive income, a component of stockholders’ equity.
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

Deferred Revenue
Deferred revenue consists of non-cancelable customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancelable contracts that have not yet been billed. Of the total deferred revenue balance, subscription deferred revenue was $499.3 million and $484.1 million as of July 31, 2022 and January 31, 2022, respectively. During the three and six months ended July 31, 2022, the Company recognized revenue of $182.9 million and $308.3 million that was included in the deferred revenue balance as of April 30, 2022 and January 31, 2022, respectively. During the three and six months ended July 31, 2021, the Company recognized revenue of $141.1 million and $238.7 million that was included in the deferred revenue balance as of April 30, 2021 and January 31, 2021, respectively.
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
The Company capitalized commission costs of $8.1 million and $8.7 million, and amortized $5.8 million and $4.4 million to sales and marketing expense in the accompanying condensed consolidated statements of operations during the three months ended July 31, 2022 and 2021, respectively. The Company capitalized commission costs of $13.8 million and $13.4 million, and amortized $11.4 million and $8.6 million to sales and marketing expense in the accompanying condensed consolidated statements of operations during the six months ended July 31, 2022 and 2021, respectively.
Redeemable Non-Controlling Interests
In March 2021, the Company established a joint venture in Japan (“Coupa K.K.”), which is a variable interest entity, obtaining a 51% controlling interest. Accordingly, the Company consolidated the financial results of the joint venture.

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

Leases are classified at commencement as either operating or finance leases. As of July 31, 2022, all of the Company’s leases were classified as operating leases. Rent expense for operating leases is recognized using the straight-line method over the term of the agreement beginning on the lease commencement date.

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
As of July 31, 2022, the Company was not a material lessor in leasing arrangements or a party to material sublease arrangements.
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

Note 3. Redeemable Non-Controlling Interests
In March 2021, the Company established a joint venture with Japan Cloud Computing L.P. and M30 LLC (the “Investors”) in Coupa K.K., which is a variable interest entity. This joint venture is intended to enable the Company to support the growing number of Japanese companies looking to gain greater efficiency and agility through BSM. On March 15, 2021, the Company initially contributed approximately $2.4 million in cash in exchange for a 51% controlling interest, and the Investors initially contributed approximately $2.2 million. Accordingly, the Company consolidated the financial results of the joint venture. On March 11, 2022, the Company contributed approximately $2.2 million in cash, and the Investors contributed approximately $2.1 million. The share of the loss in the joint venture attributable to the redeemable non-controlling interests was not material during both the three and six months ended July 31, 2022 and 2021, respectively.
The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Balance at beginning of period	$14,164	$2,223	$12,084	$—
Investment by redeemable non-controlling interests	—	—	2,111	2,223
Net loss attributable to redeemable non-controlling interests	(462)	(517)	(666)	(517)
Foreign currency translation adjustments, net of tax	(60)	(11)	(363)	(11)
Adjustment to redeemable non-controlling interest	5,133	5,235	5,609	5,235
Balance at end of period	$18,775	$6,930	$18,775	$6,930

Note 4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	July 31, 2022
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$283,770	$103	$(2,503)	$281,370
Total marketable securities	$283,770	$103	$(2,503)	$281,370

	January 31, 2022
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$223,950	$23	$(941)	$223,032
Total marketable securities	$223,950	$23	$(941)	$223,032

As of July 31, 2022, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$220,518
Due in one year through five years	60,852
Total	$281,370

The Company’s marketable securities consist of U.S. treasury securities only. The Company views its marketable securities as available to support its current operations, therefore these marketable securities have been classified as short-term available-for-sale securities.
During the three and six months ended July 31, 2022 and 2021, there were no material gross realized gains or losses from the sale of certain available-for-sale marketable securities that were reclassified out of accumulated other comprehensive loss.

The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of July 31, 2022, the unrealized losses and the related risk of expected credit losses were not significant.

Note 5. Fair Value Measurements
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at July 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:(1)
Money market funds	$116,792	$—	$—	$116,792
Marketable securities:
U.S. treasury securities	—	281,370	—	281,370
Other investments:
Non-marketable debt investments	—	—	2,628	2,628
Total assets	$116,792	$281,370	$2,628	$400,790

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
As of July 31, 2022, the balance of non-marketable debt investments was $2.6 million. There have been no impairments to the amortized cost of the non-marketable debt investments during the three and six months ended July 31, 2022.

The table above does not include the Company’s non-marketable equity investments. The non-marketable equity investments are measured under the measurement alternative on a non-recurring basis. As of July 31, 2022 and January 31, 2022, the carrying value of the Company’s non-marketable equity investments was $10.9 million and $5.0 million, respectively. There have been no impairments or adjustments to the carrying amount of the equity investments during the three and six months ended July 31, 2022.

During the quarter ended April 30, 2022, the Company’s investment in a non-marketable convertible note converted to preferred stock, which is classified as a non-marketable equity investment. At the time of conversion, the Company recognized a gain of $1.3 million.

Convertible Senior Notes
The Company has $1,380.0 million in aggregate principal amount of 0.375% convertible senior notes due in 2026 (the “2026 Notes”), $805.0 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (the “2025 Notes”) and $1.8 million in aggregate principal amount of 0.375% convertible senior notes due in 2023 (the “2023 Notes” and, together with the 2025 Notes and 2026 Notes, the “Convertible Notes”) outstanding as of July 31, 2022. Refer to Note 8, “Convertible Senior Notes” for further details on the Convertible Notes.
The estimated fair value of the 2026 Notes, 2025 Notes and 2023 Notes, based on a market approach as of July 31, 2022, was approximately $1,107.5 million, $701.1 million and $2.6 million, respectively, which represents a Level 2 valuation estimate. The estimated fair value of the 2026 Notes, 2025 Notes and 2023 Notes, based on a market approach as of January 31, 2022, was approximately $1,277.1 million, $895.0 million and $5.3 million, respectively, which represents a Level 2 valuation estimate. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last trade completed prior to the end of the period.

Note 6. Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
Furniture and equipment	$16,980	$15,584
Software development costs	63,254	55,733
Leasehold improvements	7,577	7,193
Construction in progress	1,200	471
Total property and equipment	89,011	78,981
Less: accumulated depreciation and amortization	(57,022)	(48,405)
Property and equipment, net	$31,989	$30,576

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $1.4 million and $1.2 million for the three months ended July 31, 2022 and 2021, respectively and $2.8 million and $2.5 million for the six months ended July 31, 2022 and 2021, respectively.

Amortization expense related to software development costs was approximately $3.0 million and $2.4 million for the three months ended July 31, 2022 and 2021, respectively and $5.8 million and $4.6 million for the six months ended July 31, 2022 and 2021, respectively.

Note 7. Goodwill and Other Intangible Assets
Goodwill
There have been no changes to the Company's goodwill balance during the three months ended July 31, 2022.

Other Intangible Assets
The following table summarizes the other intangible assets balances (in thousands):

	As of
	July 31, 2022				January 31, 2022
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.7	$484,510	$(190,108)	$294,402	$484,510	$(150,910)	$333,600
Customer relationships	3.2	256,082	(104,361)	151,721	256,082	(79,019)	177,063
Trademarks	0.0	2,419	(2,419)	—	2,419	(2,419)	—
Total other intangible assets		$743,011	$(296,888)	$446,123	$743,011	$(232,348)	$510,663

Amortization expense related to other intangible assets was approximately $31.8 million and $33.5 million for the three months ended July 31, 2022 and 2021, respectively and $64.5 million and $67.0 million for the six months ended July 31, 2022 and 2021, respectively.

As of July 31, 2022, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2023 (remaining six months)	$63,571
2024	121,994
2025	102,849
2026	78,559
2027	45,157
Thereafter	33,993
Total	$446,123

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
The 2026 Notes were not convertible at July 31, 2022, as none of the 2026 Notes conversion conditions were met. Accordingly, the 2026 Notes were classified as noncurrent liabilities on the condensed consolidated balance sheet as of July 31, 2022.

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
The 2025 Notes were convertible from August 1, 2020 through January 31, 2022 as a result of meeting the conversion condition for the respective periods. Beginning with the three months ended January 31, 2022, the conversion condition was not met and continued to not be met during the three months ended July 31, 2022. Therefore, the 2025 Notes have not been convertible commencing on February 1, 2022 and for the six months ended July 31, 2022. Accordingly, the 2025 Notes were classified as noncurrent liabilities on the condensed consolidated balance sheet as of July 31, 2022.
As of July 31, 2022, approximately $805.0 million principal amount of 2025 Notes remained outstanding.
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
2023 Notes
In January 2018, the Company issued the 2023 Notes in aggregate principal amount of $230.0 million in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the 2023 Notes were $200.4 million, net of debt issuance costs, including the underwriting discount and the cash used to purchase the capped call, discussed below. The 2023 Notes have an initial conversion rate of 22.4685 shares of common stock per $1,000 principal (equivalent to an initial conversion price of approximately $44.51 per share of common stock). The interest rate is fixed at 0.375% per annum for the 2023 Notes and is payable semi-annually in arrears on July 15 and January 15 of each year, which commenced on July 15, 2018. The accounting for 2023 Notes was substantially consistent with the accounting for 2026 Notes as described in the Company’s consolidated financial statements for the year ended January 31, 2022. Refer to the Company’s consolidated financial statements for the year ended January 31, 2019 for details of the issuance of 2023 Notes.
The conversion condition for the 2023 Notes was initially met during the three months ended July 31, 2018, and has been met for each subsequent fiscal quarter. As a result, the 2023 Notes were convertible at the option of the holders and remained classified as current liabilities on the condensed consolidated balance sheet as of July 31, 2022. During the three and six months ended July 31, 2022, the Company received $1.8 million principal amount of conversion requests that will be settled during the subsequent quarter.
As of July 31, 2022, approximately $1.8 million principal amount of 2023 Notes remained outstanding. In addition, from August 1, 2022 to the date of this filing, the Company has not received any additional conversion requests for the remaining 2023 Notes.

The Company may redeem for cash all or any portion of the 2023 Notes, at its option, on or after January 20, 2021, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the six months ended July 31, 2022, the Company did not redeem any of the 2023 Notes.
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
The Convertible Notes consisted of the following (in thousands):

	As of
	July 31, 2022
	2026 Notes	2025 Notes	2023 Notes
Liability:
Principal	$1,380,000	$804,990	$1,752
Unamortized debt issuance costs (1)	(16,224)	(9,083)	(5)
Net carrying amount	$1,363,776	$795,907	$1,747

	As of
	January 31, 2022
	2026 Notes	2025 Notes	2023 Notes
Liability:
Principal	$1,380,000	$804,990	$1,752
Unamortized debt discount and issuance costs (1)	(408,467)	(162,266)	(113)
Net carrying amount	$971,533	$642,724	$1,639
Carrying amount of the equity component (2)	$501,053	$246,966	$460
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
After the adoption of ASU No. 2020-06, the effective interest rate for the 2026 Notes, 2025 Notes, and 2023 Notes was 0.68%, 0.52%, and 1.00%, respectively. As of July 31, 2022 and January 31, 2022, the if-converted value of the 2026 Notes and 2025 Notes did not exceed the principal amount. As of July 31, 2022 and January 31, 2022, the if-converted value of the 2023 Notes exceeded the principal amount by $0.8 million and $3.5 million, respectively.

During the three and six months ended July 31, 2022, the Company recognized $1.8 million and $3.6 million, respectively, of interest expense related to the amortization of debt issuance costs, and $1.6 million and $3.1 million, respectively, of coupon interest expense. During the three and six months ended July 31, 2021, the Company recognized $28.9 million and $56.3 million, respectively, of interest expense related to the amortization debt discount and issuance costs, and $1.5 million and $3.1 million, respectively, of coupon interest expense.
As of July 31, 2022, the remaining life of the 2026 Notes, 2025 Notes and 2023 Notes is approximately 3.9 years, 2.9 years and 0.5 years, respectively.
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

Note 9. Commitments and Contingencies
Commitments
The Company leases office space under non-cancelable operating leases with various expiration dates through February 2030. For the three months ended July 31, 2022 and 2021, lease costs in relation to long-term leases were approximately $3.9 million and $3.6 million, respectively, and $7.7 million and $7.1 million for the six months ended July 31, 2022 and 2021, respectively. For the three months ended July 31, 2022 and 2021, short-term lease costs were approximately $800,000 and $400,000, respectively, and $1.5 million and $1.0 million for the six months ended July 31, 2022 and 2021, respectively. Variable lease costs were immaterial for the three and six months ended July 31, 2022 and 2021. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments or the lease right-of-use asset/lease liability.
For the three months ended July 31, 2022 and 2021, cash paid for operating lease liabilities was approximately $3.9 million and $3.6 million, respectively, and $7.7 million and $7.2 million for the six months ended July 31, 2022 and 2021, respectively. For the three months ended July 31, 2022 and 2021, right-of-use assets obtained in exchange of lease obligations was approximately $1.3 million and $2.1 million, respectively, and $1.4 million and $3.0 million for the six months ended July 31, 2022 and 2021, respectively. As of July 31, 2022, the weighted-average remaining lease term was 3.3 years, and the weighted-average discount rate was 7.6%.

As of July 31, 2022, the remaining maturities of operating lease liabilities and future purchase obligations are as follows (in thousands):

Year Ending January 31,	Operating Lease Obligations	Future Purchase Obligations
2023 (remaining six months)	$7,828	$17,300
2024	14,850	49,266
2025	9,302	59,674
2026	6,110	53,883
2027	4,440	—
Thereafter	466	—
Total payments	42,996	$180,123
Less imputed interest	(5,055)
Total	$37,941
The Company’s future purchase obligations in the table above primarily includes contractual purchase obligations for hosting services and other services to support the Company’s business operations.
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
On August 4, 2021, pursuant to a forum selection provision in the purchase agreement, the district court granted the Company’s motion to transfer venue to the U.S. District Court for the Northern District of California. On October 13, 2021, the court granted the Company’s motion to dismiss in its entirety and dismissed the case with prejudice. On November 11, 2021, DCR filed a notice of appeal of the district court’s decision. Upon appeal, DCR filed their opening brief on March 24, 2022 and the Company filed its answering brief on June 30, 2022. Given the early stage of the appeal, the amount of any loss or range of loss that may occur cannot be reasonably estimated as of the date of this filing.
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
Preferred Stock
As of July 31, 2022, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.
2016 Equity Incentive Plan
The 2016 Equity Incentive Plan (the “2016 Plan”) provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and performance cash awards. The 2016 Plan replaced the Company’s 2006 Stock Plan; however, awards outstanding under the 2006 Stock Plan will continue to be governed by their existing terms. As of July 31, 2022, the Company had 12,485,746 shares of its common stock available for future issuance under the 2016 Plan.
In addition, the Company has the 2016 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code. The purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first day of the applicable offering period or the fair market value per share on the applicable purchase date. As of July 31, 2022, the Company had 2,915,413 shares of its common stock available for future issuances under the ESPP. As of July 31, 2022, the total unrecognized compensation cost related to the 2016 ESPP was $17.1 million, which will be amortized over a weighted-average period of approximately 1.6 years.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity related to the Company’s RSUs during the six months ended July 31, 2022:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Awarded and unvested at January 31, 2022	2,124,649	$184.56
Awards granted	4,307,268	$101.45
Awards vested	(617,300)	$136.32
Awards forfeited	(343,287)	$163.35
Awarded and unvested at July 31, 2022	5,471,330	$125.91
(1)The above table includes restricted share units with market and service-based conditions.
As of July 31, 2022, there was approximately $622.6 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 3.1 years.

Performance-based and Market-based Options and Awards

In July 2022, the Board of Directors of the Company approved a multi-year special equity incentive grant to the Chief Executive Officer (the “2022 Special CEO Award”), which was granted in lieu of any future equity awards to the CEO until fiscal 2028. The 2022 Special CEO Award is comprised of two components: (i) an award of 585,000 performance-based restricted stock units (the “2022 CEO PSUs”), with vesting contingent on service and achievement of both performance and market conditions, and (ii) 390,000 time-based RSUs that vest over a five-year period.

The 2022 CEO PSUs are eligible to vest in six equal tranches based on achieving stock price and subscription revenue growth milestones (the “performance and market conditions”) and a three-year service-based requirement (the “service requirement”). The performance and market conditions for a particular tranche may be achieved at different points in time and in any order, but will become eligible to vest only when the service requirement and all applicable performance and market conditions for the respective tranche are met (but no earlier than three years). The performance and market conditions must be achieved by June 28, 2027 (the “Performance Period”).

The total grant date fair value of the 2022 Special CEO PSUs was determined to be approximately $26.0 million, using a Monte Carlo simulation approach. Stock-based compensation expense is recognized on a graded vesting basis over the requisite service period on a tranche-by-tranche basis, which is the longer of the explicit service period, derived service period, and implied service period, and therefore at minimum, will be recognized over the three-year minimum service requirement. Expense for each tranche is only recognized when it is probable the performance condition will be achieved which involves subjective assessment of the Company’s future financial projections.

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

In March 2021, the Board of Directors of the Company granted market-based restricted stock unit awards (the “2021 PSU Grant”) to certain members of management. In March 2020, the Board of Directors of the Company granted market-based restricted stock unit awards (the “2020 PSU Grant”) to certain members of management. As of July 31, 2022, the three-year performance period related to the 2020 PSU Grant and 2021 PSU Grant had not been completed. Refer to the Company’s fiscal 2022 Form 10-K for further information.

In September 2016 and March 2018, certain service and market-based options were granted to the Chief Executive Officer. Refer to the Company's fiscal 2021 Form 10-K for further information. As of July 31, 2022, all market-based milestones of the stock options granted to the Chief Executive Officer were achieved.

Stock-based compensation expense recognized for performance-based and market-based awards was approximately $4.6 million and $3.7 million for the three months ended July 31, 2022 and 2021, respectively, and approximately $8.1 million and $6.2 million for the six months ended July 31, 2022 and 2021, respectively.

Stock Options
The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the six months ended July 31, 2022 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at January 31, 2022	1,840,947	$23.82	4.7	$203,339
Option grants	—	$—	—	$—
Options exercised	(89,210)	$10.75
Options forfeited	(6,192)	$13.91
Balance at July 31, 2022	1,745,545	$24.52	4.3	$74,276
Exercisable at July 31, 2022	1,725,461	$23.71	4.3	$74,276

(1)The above table includes 711,839 stock options with market and service-based conditions.
The aggregate intrinsic value of exercised options was $6.7 million and $104.0 million for the six months ended July 31, 2022 and 2021, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
As of July 31, 2022, there was approximately $700,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over an estimated weighted-average amortization period of approximately seven months.
Stock Based Compensation
The Company’s total stock-based compensation expense was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,

	2022	2021	2022	2021
Cost of revenue:
Subscription	$4,819	$3,596	$9,333	$6,901
Professional services and other	5,375	4,357	10,227	8,255
Research and development	14,054	11,055	26,820	21,718
Sales and marketing	17,356	12,230	33,290	23,451
General and administrative	14,228	16,262	28,554	34,467
Total	$55,832	$47,500	$108,224	$94,792

Note 11. Income Taxes
The Company is subject to federal and various state income taxes in the United States as well as income taxes in foreign jurisdictions in which it conducts business. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely.
The Company recorded a tax provision of approximately $2.6 million and a tax benefit of approximately $0.2 million for the three months ended July 31, 2022 and 2021, respectively. The Company recorded a tax provision of approximately $5.4 million for the six months ended July 31, 2022, representing an effective tax rate of (3.68)%, which was primarily attributable to an increase in the Company’s U.S. deferred tax liability and income taxes related to foreign and state jurisdictions in which the Company conducts business.
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
The final foreign tax credit (“FTC”) regulations were published in the Federal Register on January 4, 2022. There are significant changes and updates for allocation and apportionment of foreign taxes, creditability of foreign taxes and other provisions affecting FTC calculation. These provisions are generally effective for foreign taxes paid or accrued in tax years beginning on or after December 28, 2021. Due to the full valuation allowance position for the U.S. jurisdiction, the Company does not believe this provision has a material impact on its financial statements.
The Inflation Reduction Act was enacted on August 16, 2022 and includes a number of provisions that may impact the Company in the future. The Company is assessing these impacts, but does not believe they will have a material impact on the Company’s fiscal 2023 financial statements.

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
The following table sets forth the computation of the basic and diluted net loss per share attributable to Coupa Software Incorporated (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Coupa Software Incorporated	$(75,269)	$(91,467)	$(156,742)	$(191,824)
Denominator:
Weighted-average common shares outstanding	75,669	73,526	75,429	73,200
Net loss per share, basic and diluted, attributable to Coupa Software Incorporated	$(0.99)	$(1.24)	$(2.08)	$(2.62)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of July 31,
	2022	2021
Convertible senior notes	9,738,247	9,830,793
Options to purchase common stock	1,745,545	2,196,777
RSUs	5,471,330	2,452,513
Unvested common shares subject to repurchase	5,360	137,143
Shares committed under the ESPP	124,242	75,200
Contingent stock consideration for DCR acquisition	171,073	171,073
Coupa K.K. redeemable non-controlling interest	207,904	—
Total	17,463,701	14,863,499
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

Note 14. Significant Customers and Geographic Information
No customer balance comprised 10% or more of total accounts receivable at July 31, 2022 or January 31, 2022.
During the three and six months ended July 31, 2022 and July 31, 2021, revenues by geographic area, based on billing addresses of the customers, were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
United States	$131,073	$106,190	$252,601	$205,209
Foreign countries	80,030	73,056	154,873	140,966
Total revenues	$211,103	$179,246	$407,474	$346,175

No single foreign country represented more than 10% of the Company’s revenues in any period. Additionally, no single customer represented more than 10% of the Company’s revenues in any period.

Note 15. Subsequent Events
In August 2022, the Board of Directors authorized a program to repurchase up to $100 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, shares of common stock may be repurchased from time to time until September 1, 2023 through open market transactions in compliance with applicable securities laws. The timing, manner, price and amount of any repurchases, as well as the capital resources to fund the repurchases, are determined by the Company at its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. Share repurchases will be funded by available cash and cash equivalents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, impacts on our business and general economic conditions due to the ongoing COVID-19 pandemic, the Russia-Ukraine conflict, inflationary pressures and rising interest rates, those identified below, those discussed in “Note About Forward-Looking Statements” and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.
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
We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the three and six months ended July 31, 2022 and 2021, respectively.
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

We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and solutions to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa, Latin America and Asia-Pacific, including Japan. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 38% and 41% of our total revenues for each of the six months ended July 31, 2022 and 2021, respectively. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.
We may face exposure to foreign currency exchange rate fluctuations, which could adversely affect our business, results of operations and financial condition. A portion of our revenue contracts is denominated in foreign currencies, and as a result, fluctuations in foreign currency exchange rates may cause variability in our total revenues, deferred revenues and accounts receivable. In addition, as our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows and may also cause variability in our cost of revenues, operating expenses and other operating results.
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
COVID-19 Pandemic
The extent to which the COVID-19 pandemic will continue to impact our financial condition or results of operations in future periods remains uncertain. We may experience decreased customer demand, reduced customer spend, customer bankruptcies and other non-payment situations, shorter contract duration, longer sales cycles and extended payment terms, any of which could materially adversely impact our business, results of operations and overall financial performance in future periods. The spread of COVID-19 has also caused us to modify our business practices. Working remotely has made our workforce more reliant on certain cloud-based communication and collaboration services, and any disruption to these services would likely have an adverse impact on employee productivity. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented to date have not materially impaired and are not expected to materially impair our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
Recent Economic and Other Events
The Russia-Ukraine conflict and resulting sanctions and other actions against Russia and Belarus (as well as counter-actions that have been or may be taken by Russia and Belarus) have led to uncertainty and disruption in the global economy. Although the conflict has not had a direct material adverse impact on our revenues or other financial results, we are closely monitoring the events of the Russian-Ukraine conflict and its impact on Europe and throughout the rest of the world. It is not clear at this time how long the conflict will endure, or if it will escalate further, which could further compound the adverse impact to the global economy and consequently affect our results of operations.
Rates of inflation have been rising across many jurisdictions around the world, including the United States, and as a result various national central banks have adopted tighter monetary policies and implemented interest rate hikes in an attempt to combat rising inflation. For example, the Federal Reserve has increased its benchmark interest rate multiple times so far in 2022 and may do so again in the future. Rising interest rates have caused, and may continue to cause, short- and long-term borrowing costs to increase which in turn may create a more challenging environment for us (and/or our existing and prospective customers) to refinance current debt obligations or obtain new debt financing on favorable terms, if at all.
The Inflation Reduction Act was enacted on August 16, 2022 and includes a number of provisions that may impact us in the future. We are assessing these impacts, but do not believe they will have a material impact on our fiscal 2023 financial statements.
Certain other worldwide events and factors, such as international trade relations, new legislation and regulations, taxation or monetary policy changes, political and civil unrest, and inflationary pressures, among other factors, also increase volatility in the global economy.
See the section “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic, the Russia-Ukraine conflict, and rising interest rates on our business.

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
Key Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of July 31,
	2022	2021
Cumulative spend under management (in billions)	$3,860.8	$2,803.7
Remaining performance obligations (in millions)	$1,424.7	$1,114.5
Deferred revenue (in millions)	$507.1	$359.2
Trailing twelve months calculated billings (in millions)	$934.4	$752.9
Trailing twelve months subscription calculated billings (in millions)	$856.6	$659.2
Customers with annualized subscription revenue above $100,000	1,519	1,230

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
The remaining performance obligations amount is intended to provide visibility into future revenue streams. We expect remaining performance obligations to fluctuate up or down from period to period for several possible reasons, including amounts, timing, and duration of customer contracts, timing of contract renewals, timing of billing cycles for each order, as well as fluctuations in foreign currency exchange rates.
Our deferred revenue consists of non-cancelable amounts that have been invoiced but not yet recognized as revenues as of the end of a reporting period. The majority of our deferred revenue balance consists of subscription revenues that are recognized ratably over the related contractual period.
Trailing Twelve Months Calculated Billings
Trailing twelve months calculated billings represents total revenues recognized during the period of consecutive twelve months ended July 31, 2022 and July 31, 2021 plus the change in deferred revenue for each of those same periods. Trailing twelve month calculated billings is comprised of subscription contracts with existing customers (including renewal contracts and add-on contracts), subscription contracts with new customers, term-based license contracts, and contracts for professional services, training and other revenues.
The trailing twelve months calculated billings is intended to provide information about our subscription revenue growth over time, and can typically be seen as an early indicator of trends in revenue growth. While trailing twelve months calculated billings can increase as our revenues grow, it may fluctuate up or down from period to period for several reasons, including amounts, timing, and duration of customer contracts, timing of contract renewals, timing of billing cycles for each order, as well as fluctuations in foreign currency exchange rates.
Trailing Twelve Months Subscription Calculated Billings
Trailing twelve months subscription calculated billings represents total subscription revenues recognized during the period of consecutive twelve months ended July 31, 2022 and July 31, 2021 plus the change in subscription deferred revenue for each of those same periods. Trailing twelve month subscription calculated billings is comprised of subscription contracts with existing customers (including renewal contracts and add-on contracts), and subscription contracts with new customers.
The trailing twelve months subscription calculated billings is intended to provide information about our subscription revenue growth over time, and can typically be seen as an early indicator of trends in revenue growth. While trailing twelve months subscription calculated billings can increase as our subscription revenues grow, it may fluctuate up or down from period to period for several reasons, including amounts, timing, and duration of customer contracts, timing of contract renewals, timing of billing cycles for each order, as well as fluctuations in foreign currency exchange rates.

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

Other Expense, Net
Other expense, net consists primarily of interest income earned on our investments in marketable securities and cash and cash equivalents, gain or loss on our non-marketable equity investments, gain or loss on conversion of convertible senior notes, in addition to the effects of exchange rates on our foreign currency-denominated asset and liability balances which are recorded as foreign currency gains (losses) in the condensed consolidated statements of operations.

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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended July 31,				Six Months Ended July 31,

	2022		2021		2022		2021
	(in thousands, except percentages)
Revenues:
Subscription	$192,670	91%	$156,230	87%	$371,140	91%	$296,334	86%
Professional services and other	18,433	9	23,016	13	36,334	9	49,841	14
Total revenues	211,103	100	179,246	100	407,474	100	346,175	100
Cost of revenues:
Subscription	60,808	28	51,398	29	118,937	29	102,423	30
Professional services and other	22,501	11	27,822	16	45,200	11	56,524	16
Total cost of revenues	83,309	39	79,220	44	164,137	40	158,947	46
Gross profit	127,794	61	100,026	56	243,337	60	187,228	54
Operating expenses:
Research and development	46,266	22	41,799	23	89,976	22	85,636	25
Sales and marketing	103,215	49	76,279	43	204,168	50	154,122	44
General and administrative	41,942	20	36,248	20	84,080	21	75,625	22
Total operating expenses	191,423	91	154,326	86	378,224	93	315,383	91
Loss from operations	(63,629)	(30)	(54,300)	(30)	(134,887)	(33)	(128,155)	(37)
Interest expense	(3,619)	(2)	(30,621)	(17)	(7,095)	(2)	(59,724)	(18)
Other expense, net	(709)	—	(1,983)	(1)	(4,425)	(1)	(1,448)	0
Loss before provision for (benefit from) income taxes	(67,957)	(32)	(86,904)	(48)	(146,407)	(36)	(189,327)	(55)
Provision for (benefit from) income taxes	2,641	1	(155)	—	5,392	1	(2,221)	(1)
Net loss	(70,598)	(33)	(86,749)	(48)	(151,799)	(37)	(187,106)	(54)
Net loss attributable to redeemable non-controlling interests	(462)	—	(517)	—	(666)	—	(517)	—
Adjustment attributable to redeemable non-controlling interests	5,133	3	5,235	3	5,609	1	5,235	1
Net loss attributable to Coupa Software Incorporated	$(75,269)	(36)%	$(91,467)	(51)%	$(156,742)	(38)%	$(191,824)	(55)%

Three Months Ended July 31, 2022 and July 31, 2021
Revenues

	Three Months Ended July 31,

	2022	2021	% Change
	(in thousands)
Subscription	$192,670	$156,230	23%
Professional services and other	18,433	23,016	(20)%
Total revenues	$211,103	$179,246	18%

Total revenues were $211.1 million for the three months ended July 31, 2022 compared to $179.2 million for the three months ended July 31, 2021, an increase of $31.9 million, or 18%. Subscription revenues were $192.7 million, or 91% of total revenues, for the three months ended July 31, 2022, compared to $156.2 million, or 87% of total revenues, for the three months ended July 31, 2021. This increase in absolute dollars was predominantly driven by the increase in the number of customers with annualized subscription revenue above $100,000, which was 1,519 as of July 31, 2022, compared to 1,230 as of July 31, 2021. Professional services and other revenues were $18.4 million for the three months ended July 31, 2022 compared to $23.0 million for the three months ended July 31, 2021. The decrease of $4.6 million, or 20%, was primarily due to migration from Coupa-led implementations to partner-led implementations.
Cost of Revenues

	Three Months Ended July 31,

	2022	2021	% Change
	(in thousands)
Subscription	$60,808	$51,398	18%
Professional services and other	22,501	27,822	(19)%
Total cost of revenues	$83,309	$79,220	5%

Cost of subscription was $60.8 million for the three months ended July 31, 2022 compared to $51.4 million for the three months ended July 31, 2021, an increase of $9.4 million, or 18%. The increase in cost of subscription was primarily due to an increase of $3.7 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $3.2 million in amortization of developed technology assets related to acquisitions, an increase of $0.8 million in hosting fees to accommodate increased customer spend, an increase of $0.6 million in third party services, such as contractors and consulting fees, and an increase of $1.1 million in other costs driven by our overall growth.
Cost of professional services and other was $22.5 million for the three months ended July 31, 2022 compared to $27.8 million for the three months ended July 31, 2021, a decrease of $5.3 million, or 19%. The decrease in cost of professional services was primarily due to a decrease of $4.3 million in amortization of developed technology assets, and a decrease of $1.0 million in employee compensation costs as a result of migrating implementation services that we directly led to those led by our implementation partners.

Gross Profit

	Three Months Ended July 31,

	2022	2021	% Change
	(in thousands)
Gross profit	$127,794	$100,026	28%

Gross profit was $127.8 million for the three months ended July 31, 2022, compared to $100.0 million for the three months ended July 31, 2021, an increase of $27.8 million, or 28%. The increase in gross profit was primarily due to the acquisition of new customers with annualized subscription revenue above $100,000. Gross margin was 61% for the three months ended July 31, 2022, compared to 56% for the three months ended July 31, 2021. The increase in gross margin was primarily due to the overall growth in total revenues coupled with the rationalization in cloud hosting expenses.
Operating Expenses
Research and Development

	Three Months Ended July 31,

	2022	2021	% Change
	(in thousands)
Research and development	$46,266	$41,799	11%

Research and development expenses were $46.3 million for the three months ended July 31, 2022 compared to $41.8 million for the three months ended July 31, 2021, an increase of $4.5 million. The increase was primarily due to an increase of $5.1 million in employee compensation costs, including stock-based compensation costs, partially offset by a decrease of $0.6 million in other costs.
Sales and Marketing

	Three Months Ended July 31,

	2022	2021	% Change
	(in thousands)
Sales and marketing	$103,215	$76,279	35%

Sales and marketing expenses were $103.2 million for the three months ended July 31, 2022 compared to $76.3 million for the three months ended July 31, 2021, an increase of $26.9 million, or 35%. The increase was primarily due to an increase of $20.5 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $3.6 million in travel costs, an increase of $1.9 million in marketing events, and from an increase of $0.9 million in other costs driven by our overall growth.
General and Administrative

	Three Months Ended July 31,

	2022	2021	% Change
	(in thousands)
General and administrative	$41,942	$36,248	16%

General and administrative expenses were $41.9 million for the three months ended July 31, 2022 compared to $36.2 million for the three months ended July 31, 2021, an increase of $5.7 million, or 16%. The increase was primarily due to a non-recurring prior year benefit of $1.6 million as a result of a reversal of allowances for credit losses, an increase of $1.4 million in third party services, such as recruiting expenses and legal service fees, an increase of $0.9 million in employee compensation costs related to higher headcount, including stock-based compensation costs, and an increase of $1.8 million in travel costs and in other costs driven by our overall growth.

Interest Expense

	Three Months Ended July 31,

	2022	2021	% Change
	(in thousands)
Interest expense	$3,619	$30,621	(88)%

Interest expense was $3.6 million for the three months ended July 31, 2022 compared to $30.6 million for the three months ended July 31, 2021. The decrease in interest expense was primarily due to lower non-cash interest expense related to eliminating the amortization of debt discount associated with our convertible notes as a result of the adoption of ASU 2020-06. Refer to Note 8, “Convertible Senior Notes” and the description under the heading “Recent Accounting Guidance” in Note 2, “Significant Accounting Policies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Other Expense, Net

	Three Months Ended July 31,

	2022	2021	% Change
	(in thousands)
Other expense, net	$(709)	$(1,983)	(64)%

Other expense, net was $0.7 million for the three months ended July 31, 2022 compared to $2.0 million for the three months ended July 31, 2021. The fluctuation of $1.3 million was primarily due to an increase of $0.8 million in interest income from our short-term investments, and from $0.5 million in fluctuations related to foreign currency exchange rates.
Provision for (Benefit from) Income Taxes

	Three Months Ended July 31,

	2022	2021	% Change
	(in thousands)
Provision for (benefit from) income taxes	$2,641	$(155)	NM

The provision for income taxes was $2.6 million for the three months ended July 31, 2022 compared to a tax benefit of $0.2 million for the three months ended July 31, 2021. The provision for income taxes for the three months ended July 31, 2022 was primarily related to an increase in our U.S. deferred tax liability and income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on net deferred tax assets of our U.S. entities as we have concluded that it is unlikely that these deferred income tax assets will be utilized. The benefit from income taxes for the three months ended July 31, 2021 was primarily related to the reversal of a U.S. deferred tax liability, foreign excess tax benefits related to stock-based compensation, and remeasurement of deferred tax assets due to tax rate changes in the U.K., offset by income taxes related to foreign and state jurisdictions in which the Company conducts business.

Six Months Ended July 31, 2022 and July 31, 2021

Revenues

	Six Months Ended July 31,

	2022	2021	% Change
	(in thousands)
Subscription	$371,140	$296,334	25%
Professional services and other	36,334	49,841	(27)%
Total revenues	$407,474	$346,175	18%

Total revenues were $407.5 million for the six months ended July 31, 2022 compared to $346.2 million for the six months ended July 31, 2021, an increase of $61.3 million, or 18%. Subscription revenues were $371.1 million, or 91% of total revenues, for the six months ended July 31, 2022, compared to $296.3 million, or 86% of total revenues, for the six months ended July 31, 2021. This increase in absolute dollars was predominantly driven by the increase in the number of customers with annualized subscription revenue above $100,000, which was 1,519 as of July 31, 2022, compared to 1,230 as of July 31, 2021. Professional services and other revenues were $36.3 million for the six months ended July 31, 2022 compared to $49.8 million for the six months ended July 31, 2021. The decrease of $13.5 million, or 27%, was primarily due to the migration from certain term-based licenses to subscription services.
Cost of Revenues

	Six Months Ended July 31,

	2022	2021	% Change
	(in thousands)
Subscription	$118,937	$102,423	16%
Professional services and other	45,200	56,524	(20)%
Total cost of revenues	$164,137	$158,947	3%

Cost of subscription was $118.9 million for the six months ended July 31, 2022 compared to $102.4 million for the six months ended July 31, 2021, an increase of $16.5 million, or 16%. The increase in cost of subscription was primarily due to an increase of $7.4 million in amortization of developed technology assets related to acquisitions, an increase of $6.3 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $1.2 million in third party services, such as contractors and consulting fees, an increase of $0.8 million in software costs to manage our platform, and an increase of $0.8 million in other costs driven by our overall growth.
Cost of professional services was $45.2 million for the six months ended July 31, 2022 compared to $56.5 million for the six months ended July 31, 2021, an decrease of $11.3 million, or 20%. The decrease in cost of professional services was primarily due to a decrease of $8.9 million in amortization of developed technology assets, and a decrease of $2.4 million in employee compensation costs as a result of migrating implementation services that we directly led to those led by our implementation partners.
Gross Profit

	Six Months Ended July 31,

	2022	2021	% Change
	(in thousands)
Gross profit	$243,337	$187,228	30%

Gross profit was $243.3 million for the six months ended July 31, 2022, compared to $187.2 million for the six months ended July 31, 2021, an increase of $56.1 million, or 30%. The increase in gross profit was primarily due to the acquisition of new customers with annualized subscription revenue above $100,000. Gross margin was 60% for the six months ended July 31, 2022, compared to 54% for the six months ended July 31, 2021. The increase in gross margin was primarily due to the overall growth in total revenues coupled with the rationalization in cloud hosting expenses.

Operating Expenses
Research and Development

	Six Months Ended July 31,

	2022	2021	% Change
	(in thousands)
Research and development	$89,976	$85,636	5%

Research and development expenses were $90.0 million for the six months ended July 31, 2022 compared to $85.6 million for the six months ended July 31, 2021, an increase of $4.4 million, or 5%. The increase was primarily due to an increase of $4.4 million in employee compensation costs, including stock-based compensation costs, an increase of $0.9 million in travel costs, partially offset by a decrease of $0.9 million in other costs for research and development activities.
Sales and Marketing

	Six Months Ended July 31,

	2022	2021	% Change
	(in thousands)
Sales and marketing	$204,168	$154,122	32%

Sales and marketing expenses were $204.2 million for the six months ended July 31, 2022 compared to $154.1 million for the six months ended July 31, 2021, an increase of $49.9 million, or 32%. The increase was primarily due to an increase of $36.0 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $6.5 million in travel costs, an increase of $5.4 million in marketing events, primarily driven by our annual Inspire conferences that returned to an in-person event after two years, and an increase of $2.0 million in other costs driven by our overall growth.
General and Administrative

	Six Months Ended July 31,

	2022	2021	% Change
	(in thousands)
General and administrative	$84,080	$75,625	11%

General and administrative expenses were $84.1 million for the six months ended July 31, 2022 compared to $75.6 million for the six months ended July 31, 2021, an increase of $8.5 million, or 11%. The increase was primarily due to a non-recurring prior year benefit of $3.1 million as a result of a reversal of allowances for credit losses, an increase of $3.3 million in third party services, such as recruiting expenses and legal service fees, an increase of $2.1 million in travel costs and an increase in other costs driven by our overall growth.

Interest Expense

	Six Months Ended July 31,

	2022	2021	% Change
	(in thousands)
Interest expense	$7,095	$59,724	(88)%

Interest expense was $7.1 million for the six months ended July 31, 2022 compared to $59.7 million for the six months ended July 31, 2021. The decrease in interest expense was primarily due to lower non-cash interest expense related to eliminating the amortization of debt discount associated with our convertible notes as a result of the adoption of ASU 2020-06. Refer to Note 8, “Convertible Senior Notes” and the description under the heading “Recent Accounting Guidance” in Note 2, “Significant Accounting Policies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Other Expense, Net

	Six Months Ended July 31,

	2022	2021	% Change
	(in thousands)
Other expense, net	$(4,425)	$(1,448)	206%

Other expense, net was $4.4 million for the six months ended July 31, 2022 compared to $1.4 million for the six months ended July 31, 2021. The fluctuation of $3.0 million was primarily due to $5.9 million in unfavorable fluctuations related to foreign currency exchange rates, partially offset by a gain of $1.3 million from the conversion of a non-marketable convertible note to preferred stock, which is classified as a non-marketable equity investment, and an increase of $1.6 million in interest income from our short-term investments.
Provision for (Benefit from) Income Taxes

	Six Months Ended July 31,

	2022	2021	% Change
	(in thousands)
Provision for (benefit from) income taxes	$5,392	$(2,221)	NM

The provision for income taxes was $5.4 million for the six months ended July 31, 2022 compared to a tax benefit of $2.2 million for the six months ended July 31, 2021. The provision for income taxes for the six months ended July 31, 2022 was primarily related to an increase in our U.S. deferred tax liability and income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on net deferred tax assets of our U.S. entities as we have concluded that it is unlikely that these deferred income tax assets will be utilized. The benefit from income taxes for the six months ended July 31, 2021 was primarily related to the reversal of a U.S. deferred tax liability, foreign excess tax benefits related to stock-based compensation, and remeasurement of deferred tax assets due to tax rate changes in the U.K., offset by income taxes related to foreign and state jurisdictions in which the Company conducts business.

Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of July 31, 2022, we had cash and cash equivalents of $528.0 million, and marketable securities of $281.4 million.
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
Our material cash requirements from known contractual and other obligations consists of our Convertible Notes, obligations under operating leases for office space, and contractual purchase obligations for hosting services and other services to support the Company’s business operations.
We had outstanding 2023 Notes, 2025 Notes and 2026 Notes with principal amounts of $1.8 million, $805.0 million and $1,380.0 million, respectively, as of July 31, 2022. We have the ability to settle the conversion of Convertible Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. As of July 31, 2022, there were $1.8 million principal amount of unsettled conversion requests with respect to the 2023 Notes.
In conjunction with the issuance of the Convertible Notes, we entered into capped call transactions that reduce our exposure to additional cash payments above principal balances in the event of a cash conversion of the Convertible Notes. We may owe additional cash to the noteholders upon early conversion if our stock price exceeds $63.821 per share for the 2023 Notes, $295.550 for the 2025 Notes, or $503.415 for the 2026 Notes. Although our incremental exposure to the additional cash payment above the principal amount of the Convertible Notes is reduced by the capped calls, conversion of the Convertible Notes by noteholders and our related settlement of any portion thereof in shares of our common stock may cause dilution to the ownership interests of existing stockholders. As of July 31, 2022, all the capped calls for the 2023 Notes, 2025 Notes and 2026 Notes remained outstanding.
We lease office space under non-cancelable operating leases with various expiration dates through February 2030. As of July 31, 2022, the value of our current and noncurrent operating lease obligations was approximately $16.6 million and $27.6 million, respectively. Our non-cancelable purchase obligations consists of hosting services and other services that support our business operations. As of July 31, 2022, the value of our current and noncurrent purchase obligations was approximately $44.6 million and $135.5 million, respectively. Information regarding our operating lease obligations and contractual purchase obligations can be found in Note 9, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In August 2022, the Board of Directors authorized a program to repurchase up to $100 million of our common stock. Under the Share Repurchase Program, shares of common stock may be repurchased from time to time until September 1, 2023 through open market transactions in compliance with applicable securities laws. The timing, manner, price and amount of any repurchases, as well as the capital resources to fund the repurchases, are determined by us at our discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. Share repurchases will be funded by available cash and cash equivalents.
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
Operating Activities
Cash provided by operating activities for the six months ended July 31, 2022 was $78.8 million, compared to $72.9 million for the six months ended July 31, 2021. The increase was primarily driven by cash collections from customers.
Investing Activities
Cash used in investing activities for the six months ended July 31, 2022 of $69.4 million was primarily related to $59.2 million of net cash disbursements from purchases, maturities and sales of short-term marketable securities, $8.2 million for the purchases of property and equipment, and a $2.0 million investment in a new portfolio company through our Coupa Ventures fund.

Financing Activities
Cash provided by financing activities for the six months ended July 31, 2022 of $13.0 million was primarily due to approximately $10.9 million of proceeds from the issuance of common stock under the ESPP and exercise of stock options, and $2.1 million of cash received from the non-controlling shareholder of Coupa K.K.
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
The following tables provide a reconciliation of loss from operations to non‑GAAP operating income, from net loss attributable to Coupa Software Incorporated to non-GAAP net income attributable to Coupa Software Incorporated, and from net cash provided by operating activities to adjusted free cash flows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,

	2022	2021	2022	2021
Loss from operations	$(63,629)	$(54,300)	$(134,887)	$(128,155)
Stock-based compensation	55,832	47,500	108,224	94,792
Amortization of acquired intangible assets	31,832	33,518	64,539	67,058
Non-GAAP operating income	$24,035	$26,718	$37,876	$33,695

	Three Months Ended July 31,		Six Months Ended July 31,

	2022	2021	2022	2021
Net loss attributable to Coupa Software Incorporated	$(75,269)	$(91,467)	$(156,742)	$(191,824)
Stock-based compensation	55,832	47,500	108,224	94,792
Amortization of acquired intangible assets	31,832	33,518	64,539	67,058
Amortization of debt discount and issuance costs	1,831	28,872	3,596	56,262
Loss on conversion of convertible senior notes	—	—	—	129
Gain on non-marketable investments	—	—	(1,288)	—
Income tax effects and adjustments	(2,875)	(3,404)	(1,949)	(6,381)
Adjustment attributable to redeemable non-controlling interests	5,133	5,235	5,609	5,235
Non-GAAP net income attributable to Coupa Software Incorporated	$16,484	$20,254	$21,989	$25,271

	Three Months Ended July 31,		Six Months Ended July 31,

	2022	2021	2022	2021
Net cash provided by operating activities	$29,094	$40,811	$78,836	$72,893
Less: purchases of property and equipment	(4,128)	(3,908)	(8,241)	(6,662)
Add: repayments of convertible senior notes attributable to debt discount	—	—	—	517
Adjusted free cash flows	$24,966	$36,903	$70,595	$66,748

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
We performed a sensitivity analysis and determined that if an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currency at the balance sheet dates, it would have resulted in an adverse effect on our net losses attributable to Coupa Software Incorporated of approximately $8.2 million and $12.4 million as of July 31, 2022 and January 31, 2022, respectively. We expect our international operations to continue to grow in the near term and the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases. The majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.
Market Risk and Market Interest Risk
In June 2020, we issued $1,380.0 million aggregate principal amount of 0.375% convertible senior notes due 2026. In June 2019, we issued $805.0 million aggregate principal amount of 0.125% convertible senior notes due 2025. In January 2018, we issued $230.0 million aggregate principal amount of 0.375% convertible senior notes due 2023 of which approximately 228.2 million aggregate principal amount had been settled by July 31, 2022. The 2026 Notes, 2025 Notes and 2023 Notes have fixed annual interest rates at 0.375%, 0.125% and 0.375%, respectively, and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the values of the Convertible Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the Convertible Notes at face value less unamortized issuance costs on our balance sheet, and we present the fair value for disclosure purposes only.
Our exposure to interest rate risk also is related to our interest-bearing assets, primarily our cash and cash equivalents and marketable securities. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Our debt securities are classified as “available for sale.” When the fair value of the security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our condensed consolidated statements of operations. When the fair value of the security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive income (loss), and are recognized in our condensed consolidated statements of operations only if we sell or intend to sell the security before recovery of its cost basis. A hypothetical 100 basis points increase in interest rates would have decreased the fair value of our cash and cash equivalents and marketable securities by approximately $1.4 million and $1.1 million for the three months ended July 31, 2022 and 2021, respectively.

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
•Weakened global economic conditions, including those from macro-trends, global events and the COVID-19 pandemic, may harm our industry, business and results of operations.
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

Risks Related to Global Economic Trends
Weakened global economic conditions, including those from macro-trends, global events and the COVID-19 pandemic, may harm our industry, business and results of operations.

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

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022, a conflict which continues to contribute to uncertainty and financial market volatility as of the date of this Quarterly Report. In response to the invasion, the US, UK and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. As the adverse effects of this conflict continue to develop and potentially spread, both in Europe and throughout the rest of the world, our customers may be negatively impacted, which in turn may cause them to delay purchasing decisions, affect subscription renewal rates and otherwise depress the level of spend conducted by such customers through our platform. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. We have operations, as well as current and potential new customers, throughout most of Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, including as a result of the Russia-Ukraine conflict, COVID-19 or otherwise, many existing and prospective customers may delay or reduce their information technology spending.

The factors discussed above have and may continue to influence our existing and prospective customers’ behavior, spending patterns and general demand for our platform and solutions and prompt our customers to take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity as they monitor global economic conditions and the risk of a global recession. The growth of our revenues and potential profitability of our business depends on demand for our platform and solutions generally, and business spend management specifically. In addition, our revenues are dependent on the number of users of our solutions. Historically, during economic downturns there have been reductions in spending on enterprise software as well as pressure for extended billing terms or pricing discounts, which would limit our ability to grow our business and negatively affect our operating results. These conditions affect the rate of enterprise software spending and could adversely affect our existing and prospective customers’ ability or willingness to subscribe to our platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, or otherwise cause such customers to experience financial hardship or insolvencies which adversely impact or prevent us from collecting amounts payable to us, all of which could harm our operating results.
Risks Related to Our Growth
We have a limited operating history at our current scale, which makes it difficult to predict our future operating results.
We were incorporated in 2006 and introduced our first cloud-based software solution shortly thereafter. Over time we have invested in building a comprehensive, integrated platform of business spend management (“BSM”) services, and in marketing, selling and supporting this platform. Although in recent years our quarterly and annual revenues have consistently increased on a year-over-year basis, in future periods, our revenue growth rate could slow or our revenues could decline for a number of reasons, including any reduction in demand for our platform or existing services, increased competition, contraction of our overall market, international or domestic economic instability, recessions or other events, such as the COVID-19 pandemic, our inability to accurately forecast demand for our platform or our failure, for any reason, to capitalize on growth opportunities.
As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. This risk is exacerbated to the extent that we enter new product areas or introduce new solutions, particularly in cases where the revenue model differs from our traditional subscription model. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this report. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
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
A significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets. In connection with our acquisition of LLamasoft, for example, $932.9 million of the purchase price was allocated to goodwill, increasing our total goodwill balance to $1.5 billion as of January 31, 2021, which was roughly three times the amount of goodwill we had as of January 31, 2020. Our acquisition of Pana, in February 2021, further increased our goodwill balance. As of July 31, 2022, our goodwill balance was $1.5 billion. Goodwill must be assessed for impairment at least annually, and other intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
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
We believe that a critical component of our success has been our company culture, which is based on our core values of ensuring customer success, focusing on results and striving for excellence. We have invested substantial time and resources in building our team within this company culture. As we grow, including as a result of acquiring other businesses, we may find it difficult to maintain these important aspects of our company culture. Moreover, the COVID-19 pandemic requires action to preserve culture among an employee base working predominantly remotely and facing unique personal and professional challenges. As the COVID-19 pandemic evolves, hybrid working arrangements and office structure present unique challenges to maintaining our company culture. If we fail to preserve our culture, our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives could be compromised, potentially harming our business.
Our aspirations and commitments to environmental, social and governance (“ESG”) matters expose us to risks that could adversely affect our reputation and performance.
The positions we take on ESG matters, human capital management initiatives, and ethical issues from time to time may impact our brand, reputation, or ability to attract and retain customers, suppliers and employees. Coupa is committed to sustainable business practices and strives for positive impacts in not just environmental matters, but also social and governance practices. We publish Coupa’s goals, progress and accomplishments annually in our Environmental, Social, and Governance Report. These statements, along with those on our website and/or from our management team, reflect our current plans and aspirations and are not guarantees that we will be able to achieve them.
Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:
•the availability and cost of low or non-carbon based energy sources;
•the evolving regulatory requirements affecting ESG standards or disclosures;
•the availability of suppliers that can meet our sustainability, diversity and other ESG standards;
•our ability to recruit, develop and retain diverse talent in our labor markets; and
•the success of our organic growth and acquisitions or dispositions of businesses or operations.

Standards for tracking and reporting ESG matters continue to evolve. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the SEC, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. As an example of increased regulatory focus, in February 2021, the Acting Chair of the SEC issued a statement directing the Division of Corporation Finance to enhance its focus on climate-related disclosure in reporting company filings, and in March 2021, the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement to develop initiatives which proactively identify ESG-related misconduct. In May 2022, the Chair of the SEC announced a proposal to improve disclosures by certain investment advisors and funds that purport to take ESG factors into consideration when making investing decisions. It is likely that increasing regulatory requirements and regulator scrutiny related to ESG matters will continue to expand globally and result in higher associated compliance costs.
Further, we may rely on data provided by third parties to measure and report our ESG metrics and if the data input is incorrect or incomplete, our brand, reputation, and financial performance may be adversely affected. Our failure or perceived failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, our ability to attract or retain employees, the attractiveness of our securities as an investment, our relationships with business partners and/or service providers and expose us to increased scrutiny from the investment community, customers, suppliers, employees, as well as enforcement authorities and may also increase the risk we become subject to private litigation.

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
If competitors introduce lower cost or differentiated products or services that are perceived to compete with ours or are better able to adapt to changing market conditions (for example, such as by addressing shifts in existing and prospective customer needs as a result of the COVID-19 pandemic), or if competitors are willing to provide concessions such as extended billing terms or price discounts in order to win customers amidst the changing business environment, our ability to sell based on factors such as pricing, technology and functionality could be impaired. For example, economic uncertainty and the risk or occurrence of global or domestic recessions can prompt existing and prospective customers to demand such concessions with increasing frequency and significance, and our competitors may become more likely to provide such concessions. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could have an adverse effect on the growth of our revenues.
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
Some of our competitors are able to devote greater resources to the development, promotion and sale of their products and services, including with respect to concessions (such as extended billing terms or price discounts) granted in order to win customers in the challenging business environment created by the COVID-19 pandemic, global geopolitical events, rising rates of inflation and general concern regarding the possible occurrence of global and domestic recessions. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. In addition, many of our competitors have established marketing relationships, access to larger customer bases and major distribution agreements with consultants, system integrators and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our platform does not become more accepted relative to our competitors’, or if our competitors are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results will be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.
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
In addition, concerns about a possible or emergent global or domestic recession may cause us to reduce our marketing spend and scale back related activities in order to preserve capital amidst challenging economic conditions, and any such action may impede our brand-building efforts or otherwise adversely impact our brand awareness.
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
Our ability to increase our customer base and achieve broader market acceptance of our platform will depend to a significant extent on our ability to expand our marketing and sales operations, both domestically and internationally. We plan to continue expanding our direct sales force and engaging additional partners that can provide sales referrals in the near future. This expansion requires us to invest significant financial and other resources. Our business and operating results will be harmed if our efforts and related investments do not generate a corresponding increase in revenues. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire and develop talented direct sales personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if we are unable to retain our existing direct sales personnel. It often takes six months or longer before our sales representatives are fully-trained and productive. We also may not achieve anticipated growth in revenues from our partners if we are unable to attract, train, support and retain additional motivated partners, if any existing or future channel partners fail to successfully market, resell, implement or support our platform for their customers, or if they represent multiple providers and devote greater resources to market, resell, implement and support the products and solutions of these other providers. For example, some of our partners also sell or provide integration and administration services for our competitors’ products, and if such partners devote greater resources to marketing, reselling and supporting competing products, this could harm our business, results of operations and financial condition.
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
We rely on our reputation and recommendations from key customers in order to promote subscriptions to our platform. The loss of any of our key customers could have a significant impact on our revenues, reputation and our ability to obtain new customers. We may lose customers for a variety of reasons, including the decision of a business customer to commence bankruptcy proceedings, restructure itself, dissolve or otherwise cease operations. We believe the risk of such events has increased as a result of the ongoing COVID-19 pandemic, rising rates of inflation and related interest rate hikes and will further increase if these dynamics persist and continue to create economic uncertainty. In addition, acquisitions of our customers by unrelated third parties could lead to cancellation of our contracts with those customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.
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
Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate and could be adversely affected in the near term by the COVID-19 pandemic, global events (such as Russia’s invasion of Ukraine and the consequential implementation of sanctions and export controls), rising rates of inflation and related interest rate increases, and related shifts in existing and prospective customer needs as a result of evolving operating models and business spend management patterns that may persist after COVID-19 restrictions are lifted and as global events emerge, develop or resolve. This uncertainty is exacerbated by the fact that Business Spend Management is relatively new (as a distinct industry category), and our platform includes features and functionality that extend into other industry categories, such as Travel & Expense Management and Treasury Management, for example. Our estimates and forecasts relating to the size and expected growth of our market that we have publicly disclosed may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates.
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
In making employment decisions, current and prospective employees consider the value of their current or potential equity awards from the Company against those of our competitors. As compensation practices of our peers evolve, we need to consider the value, timing and structure of the employee equity awards we offer to remain competitive. Declines in our stock price, particularly if sustained, adversely affect our ability to recruit and retain employees, requiring us to adjust our equity grant practices to remain competitive and may contribute to our equity dilution rate. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.
Our international operations and sales to customers outside the United States or with international operations expose us to risks inherent in international sales.
A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. For example, in March 2021 we established a joint venture in Japan intended to enable us to support Japanese companies looking to utilize BSM solutions. The revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 38% and 41% of our total revenues for each of the six months ended July 31, 2022 and 2021, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. While we are gaining additional experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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
•adverse tax consequences;
•unstable regional economic and political conditions;
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
Our results of operations and key metrics discussed elsewhere in this report, such as trailing twelve months calculated billings, remaining performance obligations, deferred revenue, customers with annualized subscription revenue above $100,000 and cumulative spend under management, may vary significantly in the future and period-to-period comparisons of our operating results and key metrics may not provide a full picture of our performance. Accordingly, the results of any one quarter or year should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, as a result they may not fully reflect the underlying performance of our business. These quarterly fluctuations may negatively affect the value of our common stock. Factors that may cause these fluctuations include, without limitation:
•our ability to attract new customers and complete the sale of our platform and services to them within the range of our typical sales cycle;

•the addition or loss of one or more of our larger customers, including as the result of acquisitions or consolidations;
•the timing of recognition of revenues;
•the amount and timing of operating expenses;
•general economic, industry and market conditions, both domestically and internationally, including the impact of increased inflation, fluctuating interest rates, market volatility and economic downturn caused by COVID-19 on our business, including but not limited to a decreased demand for our platform and services, negative impacts on our revenue results, an increasing unpredictability in expenses and cash flow, and a decreased ability by our customers to pay for our platform and services;
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
We generally recognize subscription revenues from customers ratably over the terms of their contracts. Most of the subscription revenues we report on each quarter are derived from the recognition of deferred revenue relating to subscriptions and the PCS component of term-based license contracts entered into during previous quarters. Consequently, a decline in new or renewed subscriptions and/or term-based licenses in any single quarter would likely have only a small impact on our revenues for that quarter. However, such a decline would negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, delays in our sales cycles as a result of economic volatility, COVID-19 or potential changes in our pricing policies, customer mix or rate of renewals, may not be fully apparent from our reported results of operations until future periods.
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
We incurred net losses attributable to Coupa Software Incorporated of $379.0 million, $180.1 million, and $90.8 million in the fiscal years ended January 31, 2022, 2021 and 2020, respectively, and we incurred a net loss attributable to Coupa Software Incorporated of $75.3 million in the three months ended July 31, 2022. We had an accumulated deficit of $844.9 million at July 31, 2022. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers, maintain existing customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. A significant contributor to each of these categories of expense is stock compensation expense associated with equity awards that we grant to many of our employees at the time of hire and thereafter on an annual basis. We expect our stock compensation expenses to increase in future periods as we add more employees and seek to retain and incentivize our existing employees. Furthermore, to the extent we are successful in gaining new customers, we will also incur increased losses because many costs associated with acquiring new customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for longer or shorter periods). If we are unable to maintain consistent or increasing revenue or revenue growth or if our growth or growth forecasts fail to meet the expectations of investors or securities analysts, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a mid-term or long-term basis.
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
In January 2018, we issued $230 million aggregate principal amount of 0.375% Convertible Senior Notes due 2023, which we refer to as the 2023 Notes, in June 2019, we issued $805 million aggregate principal amount of our 0.125% Convertible Senior Notes due 2025, which we refer to as the 2025 Notes, and in June 2020, we issued $1,380 million aggregate principal amount of our 0.375% Convertible Senior Notes due 2026, which we refer to as the 2026 Notes, which we collectively refer to as the Convertible Notes. As of July 31, 2022, we had $2,260.7 million in total long-term liabilities, comprised primarily of $2,159.7 million related to the net carrying amount of the 2025 Notes and 2026 Notes. Our indebtedness may:
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
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions, including rising interest rates (which can make refinancing existing indebtedness more difficult or costly).
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
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the amounts payable under the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. For example, the Federal Reserve has increased its benchmark interest rate multiple times so far in 2022 in a bid to reduce rising inflation rates in the United States, and it is expected that additional rate hikes may be adopted in the future. These interest rate increases have resulted in higher short-term and long-term borrowing costs and could impact the general availability of credit. Higher prevailing interest rates and/or a tightening supply of credit will adversely affect the terms upon which we will be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 8, “Convertible Senior Notes” in the notes to our condensed consolidated financial statements, the conditional conversion feature of the 2023 Notes was again triggered as of July 31, 2022.
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
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes and could also impact the trading price of the Convertible Notes. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock have ranged from $22.50 to $377.04 through July 31, 2022. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•the inability to execute on our Share Repurchase Program as planned, including failure to meet internal or external expectations around the timing or price of share repurchases, and any reductions or discontinuations of repurchases thereunder;
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease coverage of us, the trading price for our common stock and the trading price of the Convertible Notes could be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business or if our results fall short of the projected results published by one or more research analyst, our common stock price and the trading price of the Convertible Notes will likely decline. If one or more of these analysts ceases coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume, and the trading price of the Convertible Notes, to decline.
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
We may not realize the anticipated long-term stockholder value of our Share Repurchase Program and any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price.
In August 2022, our Board of Directors authorized the Share Repurchase Program under which we may repurchase up to $100 million of our common stock. Under the Share Repurchase Program, repurchases may be made from time to time until September 1, 2023, however the program may be modified, suspended, or terminated at any time. Such repurchases may be made through open market transactions in accordance with applicable securities laws.
Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

The existence of the Share Repurchase Program could cause our stock price to trade higher than it otherwise would and could potentially reduce the market liquidity for our stock. Although the Share Repurchase Program is intended to enhance long-term stockholder value, there is no assurance it will do so because the market price of our common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of this program.

Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes, and we may fail to realize the anticipated long-term stockholder value of the Share Repurchase Program. Furthermore, the timing and amount of any repurchases, if any, will be subject to liquidity, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors.
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
General Risks
We continue to face financial and operational risks related to the COVID-19 pandemic.
The COVID-19 pandemic has had a significant impact on businesses and people around the world since it was publicly reported on or around December 2019. The duration of the pandemic, the potential for new variants, the potential need for new vaccines and the full extent of the impact of the foregoing are unknown.
Our business has been and could continue to be adversely affected by the COVID-19 pandemic. The pandemic has adversely affected the macroeconomic environment and increased economic and stock market volatility and uncertainty. Restrictions on business activities, as well as varying recommendations regarding testing, personal protective equipment and quarantining, whether imposed by governments or otherwise, may continue to adversely affect our sales activities, employee morale, operations and growth prospects. These restrictions, together with changes in consumer and business spending behavior prompted by the pandemic, have caused businesses in the United States and other jurisdictions to reduce or suspend their operations, lay-off employees, and in some cases shutdown operations—a pattern of global economic phenomena for which there is little precedent in modern times.
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
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. For example, we are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the Nasdaq Global Select Market, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and made some activities more time consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we are incurring significant expenses and devoting substantial management effort toward ensuring ongoing compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We have hired and may need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Refer to Note 15, “Subsequent Events” for further details on the Share Repurchase Program.

Item 6. Exhibits.
We have filed the exhibits listed below.
Exhibit Index

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*	Form of Performance-Based Restricted Stock Unit Award Agreement (Executive Form) under 2016 Equity Incentive Plan

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan.

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Coupa Software Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coupa Software Incorporated

Date:	September 6, 2022	By:	/s/ Robert Bernshteyn
Robert Bernshteyn
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date:	September 6, 2022	By:	/s/ Anthony Tiscornia
Anthony Tiscornia
Chief Financial Officer (Principal Financial Officer)