Form 10-Q
period 2022-10-31
Coupa Software Inc
filed 2022-12-12
CIK 1385867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 8, 2022, the Registrant had 76,150,794 shares of common stock, $0.0001 par value per share, outstanding.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, our pending acquisition by Thoma Bravo, including our expectations around the timing and completion thereof, the expected impact of various macroeconomic and geopolitical dynamics (e.g., the COVID-19 pandemic, the Russian-Ukraine conflict or rising inflation and higher interest rates) on our business, results of operations and financial condition, customer lifetime value, strategy and plans, market size and opportunity, competitive position, industry environment, potential growth opportunities, product capabilities, expected impact of business acquisitions, our expectations for future operations, our convertible senior notes, and the amount and timing of any repurchases of our common stock under our share repurchase program are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “possible,” “predict,” “seek,” “should,” “would,” “likely” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-and long-term business operations and objectives, and financial needs. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.”
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	October 31, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$521,598	$506,459
Marketable securities	338,530	223,032
Accounts receivable, net of allowances	200,841	226,191
Prepaid expenses and other current assets	30,866	38,270
Deferred commissions, current portion	24,013	21,096
Total current assets	1,115,848	1,015,048
Property and equipment, net	34,998	30,576
Deferred commissions, net of current portion	50,959	48,562
Goodwill	1,514,550	1,514,550
Intangible assets, net	414,338	510,663
Operating lease right-of-use assets	36,518	42,659
Other assets	26,496	31,121
Total assets	$3,193,707	$3,193,179
Liabilities, Redeemable Non-Controlling Interests, and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,752	$4,610
Accrued expenses and other current liabilities	125,958	79,160
Deferred revenue, current portion	482,145	468,783
Current portion of convertible senior notes, net (Note 8)	2	1,639
Operating lease liabilities, current portion	13,677	12,760
Total current liabilities	626,534	566,952
Convertible senior notes, net (Note 8)	2,161,519	1,614,257
Deferred revenue, net of current portion	34,362	22,655
Operating lease liabilities, net of current portion	22,852	31,172
Other liabilities	45,477	52,481
Total liabilities	2,890,744	2,287,517
Commitments and contingencies (Note 9)
Redeemable non-controlling interests (Note 3)	19,152	12,084
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 25,000,000 shares authorized at October 31, 2022 and January 31, 2022; zero shares issued and outstanding at October 31, 2022 and January 31, 2022	—	—
Common stock, $0.0001 par value per share; 625,000,000 shares authorized at October 31, 2022 and January 31, 2022; 76,110,711 and 75,060,139 shares issued and outstanding at October 31, 2022 and January 31, 2022, respectively	8	7
Additional paid-in capital	1,225,829	1,778,840
Accumulated other comprehensive income	7,005	9,643
Accumulated deficit	(949,031)	(894,912)
Total stockholders’ equity	283,811	893,578
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$3,193,707	$3,193,179

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,

	2022	2021	2022	2021
Revenues:
Subscription	$198,409	$164,745	$569,549	$461,079
Professional services and other	18,927	21,071	55,261	70,912
Total revenues	217,336	185,816	624,810	531,991
Cost of revenues:
Subscription	65,427	52,279	184,364	154,701
Professional services and other	22,289	25,341	67,489	81,865
Total cost of revenues	87,716	77,620	251,853	236,566
Gross profit	129,620	108,196	372,957	295,425
Operating expenses:
Research and development	49,158	39,990	139,134	125,625
Sales and marketing	111,599	83,779	315,767	237,902
General and administrative	46,248	40,513	130,328	116,139
Total operating expenses	207,005	164,282	585,229	479,666
Loss from operations	(77,385)	(56,086)	(212,272)	(184,241)
Interest expense	(3,547)	(31,130)	(10,642)	(90,854)
Other income (expense), net	393	(1,298)	(4,032)	(2,746)
Loss before provision for (benefit from) income taxes	(80,539)	(88,514)	(226,946)	(277,841)
Provision for (benefit from) income taxes	3,565	(476)	8,957	(2,697)
Net loss	(84,104)	(88,038)	(235,903)	(275,144)
Net loss attributable to redeemable non-controlling interests	(353)	(273)	(1,019)	(790)
Adjustment attributable to redeemable non-controlling interests	924	3,438	6,533	8,673
Net loss attributable to Coupa Software Incorporated	$(84,675)	$(91,203)	$(241,417)	$(283,027)
Net loss per share, basic and diluted, attributable to Coupa Software Incorporated	$(1.11)	$(1.23)	$(3.19)	$(3.85)
Weighted-average number of shares used in computing net loss per share, basic and diluted	76,040	74,133	75,635	73,514

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,

	2022	2021	2022	2021
Net loss	$(84,104)	$(88,038)	$(235,903)	$(275,144)
Other comprehensive gain in relation to defined benefit plans, net of tax	418	258	1,239	313
Changes in unrealized loss on marketable securities and non-marketable debt securities, net of tax	(512)	(227)	(3,281)	(285)
Foreign currency translation adjustments, net of tax	(428)	(92)	(1,153)	(507)
Comprehensive loss	$(84,626)	$(88,099)	(239,098)	(275,623)
Less comprehensive loss attributable to redeemable non-controlling interests:
Net loss attributable to redeemable non-controlling interests	(353)	(273)	(1,019)	(790)
Foreign currency translation adjustments, net of tax, attributable to redeemable non-controlling interests	(194)	(51)	(557)	(62)
Comprehensive loss attributable to redeemable non-controlling interests	(547)	(324)	(1,576)	(852)
Comprehensive loss attributable to Coupa Software Incorporated	$(84,079)	$(87,775)	$(237,522)	$(274,771)

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Three Months Ended October 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at July 31, 2022	75,928,377	$8	$1,154,891	$7,333	$(844,921)	$317,311
Issuance of common stock for employee share purchase plan	120,325	—	7,221	—	—	7,221
Exercise of stock options	28,870	—	266	—	—	266
Stock-based compensation expense	—	—	64,023	—	—	64,023
Vested restricted stock units	345,360	—	—	—	—	—
Repurchases of common stock	(325,292)	—	—	—	(20,006)	(20,006)
Settlement of convertible senior notes (Note 8)	13,071	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	(328)	—	(328)
Net loss attributable to Coupa Software Incorporated, including adjustment to redeemable non-controlling interests	—	—	(571)	—	(84,104)	(84,675)
Balance at October 31, 2022	76,110,711	$8	$1,225,829	$7,005	$(949,031)	$283,811

	Nine Months Ended October 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2022	75,060,139	$7	$1,778,840	$9,643	$(894,912)	$893,578
Cumulative adjustment due to adoption of ASU No. 2020-06	—	—	(738,892)	—	201,790	(537,102)
Issuance of common stock for employee share purchase plan	282,053	—	17,194	—	—	17,194
Exercise of stock options	118,080	1	1,225	—	—	1,226
Stock-based compensation expense	—	—	172,977	—	—	172,977
Vested restricted stock units	962,660	—	—	—	—	—
Repurchases of common stock	(325,292)	—	—	—	(20,006)	(20,006)
Settlement of convertible senior notes (Note 8)	13,071	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	(2,638)	—	(2,638)
Net loss attributable to Coupa Software Incorporated, including adjustment to redeemable non-controlling interests	—	—	(5,514)	—	(235,903)	(241,417)
Balance at October 31, 2022	76,110,711	$8	$1,225,829	$7,005	$(949,031)	$283,811

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

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,

	2022	2021
Cash flows from operating activities
Net loss attributable to Coupa Software Incorporated	$(241,417)	$(283,027)
Net loss and adjustment attributable to redeemable non-controlling interests (Note 3)	5,514	7,883
Net loss	(235,903)	(275,144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	107,399	109,900
Amortization (accretion) of premium (discount) on marketable securities, net	(1,118)	625
Amortization of deferred commissions	17,567	13,335
Amortization of debt discount and issuance costs	5,435	85,716
Stock-based compensation	172,254	145,251
Loss on conversion of convertible senior notes	—	357
Repayments of convertible senior notes attributable to debt discount (Note 8)	—	(1,338)
Other	(1,682)	(3,204)
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	25,004	21,433
Prepaid expenses and other current assets	7,743	4,529
Other assets	16,156	13,968
Deferred commissions	(23,023)	(22,445)
Accounts payable	511	500
Accrued expenses and other liabilities	33,987	6,795
Deferred revenue	25,804	3,630
Net cash provided by operating activities	150,134	103,908
Cash flows from investing activities
Purchases of marketable securities	(287,218)	(116,583)
Maturities of marketable securities	166,181	94,142
Sales of marketable securities	4,597	94,916
Acquisitions, net of cash acquired	244	(46,719)
Purchases of other investments	(2,000)	(10,000)
Purchases of property and equipment	(14,005)	(10,256)
Net cash (used in) provided by investing activities	(132,201)	5,500
Cash flows from financing activities
Investment from redeemable non-controlling interests	2,111	2,223
Repayments of convertible senior notes	(1,750)	(5,748)
Proceeds from the exercise of common stock options	1,223	7,444
Proceeds from issuance of common stock for employee stock purchase plan	17,194	21,626
Repurchases of common stock	(20,006)	—
Net cash (used in) provided by financing activities	(1,228)	25,545
Effects of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(1,912)	(178)
Net increase in cash, cash equivalents, and restricted cash	14,793	134,775
Cash, cash equivalents, and restricted cash at beginning of year	510,339	327,589
Cash, cash equivalents, and restricted cash at end of period	$525,132	$462,364
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$521,598	$458,195
Restricted cash included in other assets	3,534	4,169
Total cash, cash equivalents, and restricted cash	$525,132	$462,364

See Notes to Condensed Consolidated Financial Statements.

COUPA SOFTWARE INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,

	2022	2021
Supplemental disclosure of cash flow data
Cash paid for income taxes	$5,332	$3,181
Cash paid for interest	$3,094	$3,101
Supplemental disclosure of non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$1,427	$468

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including, but not limited to, the valuation of accounts receivable, the lives of tangible and intangible assets, the valuation of acquired intangible assets and the recoverability or impairment of intangible assets, including goodwill, revenue recognition, stock-based compensation, redemption value of redeemable non-controlling interests, the benefit period of deferred commissions, and provision for (benefit from) income taxes. Management bases its estimates and assumptions on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the financial position and results of operations.
Foreign Currency Translation
The functional currency of the Company’s foreign operations is primarily the U.S. dollar, while a few of its subsidiaries use the local currency as their functional currency for the nine months ended October 31, 2022. In cases where the Company uses a foreign functional currency, the Company translates the foreign functional currency financial statements to U.S. dollars using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity. The effects of foreign currency translation adjustments are recorded in other comprehensive income as a component of stockholders’ equity and the related periodic movements are presented in the condensed consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in other expense, net, in the condensed consolidated statements of operations for the period.

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

Contract Balances
The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. The Company records a receivable when revenue is recognized prior to invoicing. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition. Subscription and fixed-fee professional services arrangements are commonly billed in advance, recognized as deferred revenue, and then amortized into revenue over time. The Company's term-based license contracts are billed annually in advance, recognized as deferred revenue, and then recognized as revenues upfront for the license component and ratably over the term license for the PCS component. However, other professional services arrangements, primarily those recognized on a time-and-materials basis, are billed in arrears following services that have been rendered. In addition, for multi-year term-based license contracts, the revenue allocated to license component is recognized upfront while the billing is on annual basis. This may result in revenue recognition greater than invoiced amounts which results in a receivable balance. Receivables represent an unconditional right to payment. As of October 31, 2022 and January 31, 2022, the balance of accounts receivable, net of the allowance for credit losses, was $200.8 million and $226.2 million, respectively. Of these balances, $9.7 million and $13.9 million represent unbilled receivable amounts as of October 31, 2022 and January 31, 2022, respectively. In addition, as of October 31, 2022 and January 31, 2022, the balance of long-term unbilled receivables was approximately $220,000 and $1.9 million, respectively, which were included in other assets on the Company's condensed consolidated balance sheet.

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
At any point in the contract term, the transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied. These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. As of October 31, 2022, approximately $1,452.6 million of the transaction price from contracts with customers is allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately three-fourths of these remaining performance obligations within the next 24 months and the remainder thereafter. The Company applies the practical expedient to exclude remaining performance obligations that are part of contracts with an original expected duration of one year or less and contracts where revenue is being recognized under the as-invoiced method. During the three and nine months ended October 31, 2022, the revenue recognized from performance obligations satisfied in prior periods was approximately $1.7 million and $2.5 million, respectively.
Accounts Receivable and Allowances for Credit Losses
The Company extends credit to its customers in the normal course of business and does not require cash collateral or other security to support the collection of customer receivables. The Company estimates the amount of uncollectible accounts receivable at the end of each reporting period and provides a reserve when needed based on an assessment of various factors including the aging of the receivable balance, historical experience, and expectations of forward-looking loss estimates. When developing the expectations of forward-looking loss estimates, the Company takes into consideration forecasts of future economic conditions, information about past events, such as historical trends of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. Accounts receivable are written off when deemed uncollectible. The allowances for credit losses were not material as of October 31, 2022 and January 31, 2022.
Marketable Securities
Marketable securities consist of financial instruments such as U.S. treasury securities, U.S. agency obligations, corporate notes and bonds, commercial paper, asset backed securities and certificates of deposit. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at estimated fair value. Credit losses related to the marketable securities are recorded in other expense, net in the condensed consolidated statements of operations through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. No credit losses related to marketable securities were recorded by the Company during the three and nine months ended October 31, 2022. Any remaining unrealized losses, or any unrealized gains, for marketable securities are included in accumulated other comprehensive income, a component of stockholders’ equity.
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

Deferred Revenue
Deferred revenue consists of non-cancelable customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancelable contracts that have not yet been billed. Of the total deferred revenue balance, subscription deferred revenue was $507.0 million and $484.1 million as of October 31, 2022 and January 31, 2022, respectively. During the three and nine months ended October 31, 2022, the Company recognized revenue of $190.0 million and $408.7 million that was included in the deferred revenue balance as of July 31, 2022 and January 31, 2022, respectively. During the three and nine months ended October 31, 2021, the Company recognized revenue of $153.1 million and $314.8 million that was included in the deferred revenue balance as of July 31, 2021 and January 31, 2021, respectively.
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
The Company capitalized commission costs of $9.2 million and $9.1 million, and amortized $6.2 million and $4.8 million to sales and marketing expense in the accompanying condensed consolidated statements of operations during the three months ended October 31, 2022 and 2021, respectively. The Company capitalized commission costs of $23.0 million and $22.4 million, and amortized $17.6 million and $13.3 million to sales and marketing expense in the accompanying condensed consolidated statements of operations during the nine months ended October 31, 2022 and 2021, respectively.
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

Leases are classified at commencement as either operating or finance leases. As of October 31, 2022, all of the Company’s leases were classified as operating leases. Rent expense for operating leases is recognized using the straight-line method over the term of the agreement beginning on the lease commencement date.

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
As of October 31, 2022, the Company was not a material lessor in leasing arrangements or a party to material sublease arrangements.
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
The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Balance at beginning of period	$18,775	$6,930	$12,084	$—
Investment by redeemable non-controlling interests	—	—	2,111	2,223
Net loss attributable to redeemable non-controlling interests	(353)	(273)	(1,019)	(790)
Foreign currency translation adjustments, net of tax	(194)	(51)	(557)	(62)
Adjustment to redeemable non-controlling interest	924	3,438	6,533	8,673
Balance at end of period	$19,152	$10,044	$19,152	$10,044

Note 4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	October 31, 2022
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$335,923	$12	$(2,919)	$333,016
U.S. agency obligations	5,520	—	(6)	5,514
Total marketable securities	$341,443	$12	$(2,925)	$338,530

	January 31, 2022
	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury securities	$223,950	$23	$(941)	$223,032
Total marketable securities	$223,950	$23	$(941)	$223,032

As of October 31, 2022, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$277,695
Due in one year through five years	60,835
Total	$338,530

The Company views its marketable securities as available to support its current operations, therefore these marketable securities have been classified as short-term available-for-sale securities.
During the three and nine months ended October 31, 2022 and 2021, there were no material gross realized gains or losses from the sale of certain available-for-sale marketable securities that were reclassified out of accumulated other comprehensive loss.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of October 31, 2022, the unrealized losses and the related risk of expected credit losses were not significant.

Note 5. Fair Value Measurements
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at October 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:(1)
Money market funds	$125,132	$—	$—	$125,132
Marketable securities:
U.S. treasury securities	—	333,016	—	333,016
U.S. agency obligations	—	5,514	—	5,514
Other investments:
Non-marketable debt investments	—	—	2,653	2,653
Total assets	$125,132	$338,530	$2,653	$466,315

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
As of October 31, 2022, the balance of non-marketable debt investments was $2.7 million. There have been no impairments to the amortized cost of the non-marketable debt investments during the three and nine months ended October 31, 2022.

The table above does not include the Company’s non-marketable equity investments. The non-marketable equity investments are measured under the measurement alternative on a non-recurring basis. The Company classifies these assets as Level 3 within the fair value hierarchy as only an impairment or adjustment is recognized from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and other unobservable inputs. As of October 31, 2022 and January 31, 2022, the carrying value of the Company’s non-marketable equity investments was $10.9 million and $5.0 million, respectively. There have been no impairments or adjustments to the carrying amount of the equity investments during the three and nine months ended October 31, 2022.

During the quarter ended April 30, 2022, the Company’s investment in a non-marketable convertible note converted to preferred stock, which is classified as a non-marketable equity investment. At the time of conversion, the Company recognized a gain of $1.3 million.

Convertible Senior Notes
The Company has $1,380.0 million in aggregate principal amount of 0.375% convertible senior notes due in 2026 (the “2026 Notes”), $805.0 million in aggregate principal amount of 0.125% convertible senior notes due in 2025 (the “2025 Notes”) and an immaterial aggregate principal amount of 0.375% convertible senior notes due in 2023 (the “2023 Notes” and, together with the 2025 Notes and 2026 Notes, the “Convertible Notes”) outstanding as of October 31, 2022. Refer to Note 8, “Convertible Senior Notes” for further details on the Convertible Notes.
The estimated fair value of the 2026 Notes, 2025 Notes and 2023 Notes, based on a market approach as of October 31, 2022, was approximately $1,098.5 million, $691.1 million and not material, respectively, which represents a Level 2 valuation estimate. The estimated fair value of the 2026 Notes, 2025 Notes and 2023 Notes, based on a market approach as of January 31, 2022, was approximately $1,277.1 million, $895.0 million and $5.3 million, respectively, which represents a Level 2 valuation estimate. The estimated fair value was determined based on the estimated or actual bids and offers of the Convertible Notes in an over-the-counter market on the last trade completed prior to the end of the period.

Note 6. Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Furniture and equipment	$19,501	$15,584
Software development costs	66,267	55,733
Leasehold improvements	7,813	7,193
Construction in progress	3,006	471
Total property and equipment	96,587	78,981
Less: accumulated depreciation and amortization	(61,589)	(48,405)
Property and equipment, net	$34,998	$30,576

Depreciation and amortization expense related to property and equipment, excluding software development costs, was approximately $1.6 million and $1.3 million for the three months ended October 31, 2022 and 2021, respectively and $4.4 million and $3.8 million for the nine months ended October 31, 2022 and 2021, respectively.

Amortization expense related to software development costs was approximately $3.0 million and $2.6 million for the three months ended October 31, 2022 and 2021, respectively and $8.8 million and $7.2 million for the nine months ended October 31, 2022 and 2021, respectively.

Note 7. Goodwill and Other Intangible Assets
Goodwill
There have been no changes to the Company's goodwill balance during the three months ended October 31, 2022.

Other Intangible Assets
The following table summarizes the other intangible assets balances (in thousands):

	As of
	October 31, 2022				January 31, 2022
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.5	$484,510	$(209,303)	$275,207	$484,510	$(150,910)	$333,600
Customer relationships	3.0	256,082	(116,951)	139,131	256,082	(79,019)	177,063
Trademarks	0.0	2,419	(2,419)	—	2,419	(2,419)	—
Total other intangible assets		$743,011	$(328,673)	$414,338	$743,011	$(232,348)	$510,663

Amortization expense related to other intangible assets was approximately $31.8 million and $33.5 million for the three months ended October 31, 2022 and 2021, respectively and $96.3 million and $100.6 million for the nine months ended October 31, 2022 and 2021, respectively.

As of October 31, 2022, the future amortization expense of other intangible assets is as follows (in thousands):

Year Ending January 31,
2023 (remaining three months)	$31,786
2024	121,994
2025	102,849
2026	78,559
2027	45,157
Thereafter	33,993
Total	$414,338

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
The 2026 Notes were not convertible at October 31, 2022, as none of the 2026 Notes conversion conditions were met. Accordingly, the 2026 Notes were classified as noncurrent liabilities on the condensed consolidated balance sheet as of October 31, 2022.

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
The 2025 Notes were convertible from August 1, 2020 through January 31, 2022 as a result of meeting the conversion condition for the respective periods. Beginning with the three months ended January 31, 2022, the conversion condition was not met and continued to not be met during the three months ended October 31, 2022. Therefore, the 2025 Notes have not been convertible commencing on February 1, 2022 and for the nine months ended October 31, 2022. Accordingly, the 2025 Notes were classified as noncurrent liabilities on the condensed consolidated balance sheet as of October 31, 2022.
As of October 31, 2022, approximately $805.0 million principal amount of 2025 Notes remained outstanding.
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
The conversion condition for the 2023 Notes was initially met during the three months ended July 31, 2018, and has been met for each subsequent fiscal quarter. On or after October 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2023 Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the conversion condition. As a result, the 2023 Notes were convertible at the option of the holders and remained classified as current liabilities on the condensed consolidated balance sheet as of October 31, 2022. For the nine months ended October 31, 2022, the Company settled conversion requests on the principal amount of the 2023 Notes totaling approximately $1.8 million by paying cash for the principal amount of $1.8 million and issuing 13,071 shares of the Company’s common stock, bearing a fair value of approximately $800,000.
As of October 31, 2022, the amount of 2023 Notes that remained outstanding was not material.

The Company may redeem for cash all or any portion of the 2023 Notes, at its option, on or after January 20, 2021, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. During the nine months ended October 31, 2022, the Company did not redeem any of the 2023 Notes.
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
The Convertible Notes consisted of the following (in thousands):

	As of
	October 31, 2022
	2026 Notes	2025 Notes	2023 Notes
Liability:
Principal	$1,380,000	$804,990	$2
Unamortized debt issuance costs (1)	(15,179)	(8,292)	—
Net carrying amount	$1,364,821	$796,698	$2

	As of
	January 31, 2022
	2026 Notes	2025 Notes	2023 Notes
Liability:
Principal	$1,380,000	$804,990	$1,752
Unamortized debt discount and issuance costs (1)	(408,467)	(162,266)	(113)
Net carrying amount	$971,533	$642,724	$1,639
Carrying amount of the equity component (2)	$501,053	$246,966	$460
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
After the adoption of ASU No. 2020-06, the effective interest rate for the 2026 Notes, 2025 Notes, and 2023 Notes was 0.68%, 0.52%, and 1.00%, respectively. As of October 31, 2022 and January 31, 2022, the if-converted value of the 2026 Notes and 2025 Notes did not exceed the principal amount. As of October 31, 2022 and January 31, 2022, the if-converted value of the 2023 Notes exceeded the principal amount by an immaterial amount and $3.5 million, respectively.

During the three and nine months ended October 31, 2022, the Company recognized $1.8 million and $5.4 million, respectively, of interest expense related to the amortization of debt issuance costs, and $1.5 million and $4.6 million, respectively, of coupon interest expense. During the three and nine months ended October 31, 2021, the Company recognized $29.5 million and $85.7 million, respectively, of interest expense related to the amortization debt discount and issuance costs, and $1.5 million and $4.6 million, respectively, of coupon interest expense.
As of October 31, 2022, the remaining life of the 2026 Notes, 2025 Notes and 2023 Notes is approximately 3.6 years, 2.6 years and 0.2 years, respectively.
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

Note 9. Commitments and Contingencies
Commitments
The Company leases office space under non-cancelable operating leases with various expiration dates through February 2030. For the three months ended October 31, 2022 and 2021, lease costs in relation to long-term leases were approximately $4.3 million and $3.7 million, respectively, and $12.0 million and $10.7 million for the nine months ended October 31, 2022 and 2021, respectively. For the three months ended October 31, 2022 and 2021, short-term lease costs were approximately $700,000 and $500,000, respectively, and $2.2 million and $1.5 million for the nine months ended October 31, 2022 and 2021, respectively. Variable lease costs were immaterial for the three and nine months ended October 31, 2022 and 2021. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments or the lease right-of-use asset/lease liability.
For the three months ended October 31, 2022 and 2021, cash paid for operating lease liabilities was approximately $4.0 million for both periods, and $11.7 million and $11.2 million for the nine months ended October 31, 2022 and 2021, respectively. For the three months ended October 31, 2022 and 2021, right-of-use assets obtained in exchange of lease obligations was approximately $2.6 million and $2.7 million, respectively, and $4.0 million and $5.7 million for the nine months ended October 31, 2022 and 2021, respectively. As of October 31, 2022, the weighted-average remaining lease term was 3.1 years, and the weighted-average discount rate was 7.5%.

As of October 31, 2022, the remaining maturities of operating lease liabilities and future purchase obligations are as follows (in thousands):

Year Ending January 31,	Operating Lease Obligations	Future Purchase Obligations
2023 (remaining three months)	$4,037	$11,125
2024	15,507	48,568
2025	9,613	57,289
2026	6,442	49,112
2027	4,812	—
Thereafter	693	—
Total payments	41,104	$166,094
Less imputed interest	(4,575)
Total	$36,529
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
On August 4, 2021, pursuant to a forum selection provision in the purchase agreement, the district court granted the Company’s motion to transfer venue to the U.S. District Court for the Northern District of California. On October 13, 2021, the court granted the Company’s motion to dismiss in its entirety and dismissed the case with prejudice. On November 11, 2021, DCR filed a notice of appeal of the district court’s decision. On November 22, 2022 a panel of the Ninth Circuit Court of Appeals issued a decision that affirmed in part, and reversed in part, the District Court’s dismissal of the complaint. The case will now be remanded to U.S. District Court for the Northern District of California for further proceedings. Given the early stage of the appeal, the amount of any loss or range of loss that may occur cannot be reasonably estimated as of the date of this filing.
In addition, the Company may become involved in other legal proceedings or be subject to claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these current matters will not have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors. Additionally, for any potential gain contingencies, the Company does not recognize the gain until the period in which contingencies have been resolved and the amounts are realizable.
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
Preferred Stock
As of October 31, 2022, the Company had authorized 25,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued and outstanding.
Share Repurchase Program
In August 2022, the Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, shares of common stock may be repurchased from time to time until September 1, 2023 through open market transactions in compliance with applicable securities laws. The timing, manner, price and amount of any repurchases, as well as the capital resources to fund the repurchases, are determined by the Company at its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.
During the three and nine months ended October 31, 2022, the Company repurchased and subsequently retired 325,292 shares of common stock at an average price of $61.48, for an aggregate $20.0 million. As of October 31, 2022, $80.0 million remained available and authorized for repurchases under the Share Repurchase Program.
2016 Equity Incentive Plan
The 2016 Equity Incentive Plan (the “2016 Plan”) provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and performance cash awards. The 2016 Plan replaced the Company’s 2006 Stock Plan; however, awards outstanding under the 2006 Stock Plan will continue to be governed by their existing terms. As of October 31, 2022, the Company had 11,484,828 shares of its common stock available for future issuance under the 2016 Plan.
In addition, the Company has the 2016 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code. The purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of the fair market value per share on the first day of the applicable offering period or the fair market value per share on the applicable purchase date. As of October 31, 2022, the Company had 2,795,088 shares of its common stock available for future issuances under the ESPP. As of October 31, 2022, the total unrecognized compensation cost related to the 2016 ESPP was $31.3 million, which will be amortized over a weighted-average period of approximately 1.9 years.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity related to the Company’s RSUs during the nine months ended October 31, 2022:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Awarded and unvested at January 31, 2022	2,124,649	$184.56
Awards granted	5,495,441	$93.34
Awards vested	(962,660)	$139.33
Awards forfeited	(530,542)	$155.53
Awarded and unvested at October 31, 2022	6,126,888	$112.36
(1)The above table includes restricted share units with market and service-based conditions.

As of October 31, 2022, there was approximately $611.2 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees under the 2016 Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 3.0 years.
Performance-based and Market-based Options and Awards

In July 2022, the Board of Directors of the Company approved a multi-year special equity incentive grant to the Chief Executive Officer (the “2022 Special CEO Award”), which was granted in lieu of any future equity awards to the Chief Executive Officer until fiscal 2028. The 2022 Special CEO Award is comprised of two components: (i) an award of 585,000 performance-based restricted stock units (the “2022 CEO PSUs”), with vesting contingent on service and achievement of both performance and market conditions, and (ii) 390,000 time-based RSUs that vest over a five-year period.

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

In March 2021, the Board of Directors of the Company granted market-based restricted stock unit awards (the “2021 PSU Grant”) to certain members of management. In March 2020, the Board of Directors of the Company granted market-based restricted stock unit awards (the “2020 PSU Grant”) to certain members of management. As of October 31, 2022, the three-year performance period related to the 2020 PSU Grant and 2021 PSU Grant had not been completed. Refer to the Company’s fiscal 2022 Form 10-K for further information.

In September 2016 and March 2018, certain service and market-based options were granted to the Chief Executive Officer. Refer to the Company's fiscal 2021 Form 10-K for further information. As of October 31, 2022, all market-based milestones of the stock options granted to the Chief Executive Officer were achieved.

Stock-based compensation expense recognized for performance-based and market-based awards was approximately $6.4 million and $3.4 million for the three months ended October 31, 2022 and 2021, respectively, and approximately $14.5 million and $9.7 million for the nine months ended October 31, 2022 and 2021, respectively.

Stock Options
The following table summarizes stock option activity under the Company’s 2006 Stock Plan and the 2016 Plan during the nine months ended October 31, 2022 (aggregate intrinsic value in thousands):

	Options Outstanding
	Outstanding Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance at January 31, 2022	1,840,947	$23.82	4.7	$203,339
Option grants	—	$—	—	$—
Options exercised	(118,080)	$10.38
Options forfeited	(6,192)	$13.91
Balance at October 31, 2022	1,716,675	$24.78	4.1	$52,937
Exercisable at October 31, 2022	1,704,122	$24.26	4.1	$52,937

(1)The above table includes 711,839 stock options with market and service-based conditions.
The aggregate intrinsic value of exercised options was $8.2 million and $144.6 million for the nine months ended October 31, 2022 and 2021, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
As of October 31, 2022, there was approximately $400,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over an estimated weighted-average amortization period of approximately five months.
Stock Based Compensation
The Company’s total stock-based compensation expense was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,

	2022	2021	2022	2021
Cost of revenue:
Subscription	$5,253	$4,162	$14,586	$11,063
Professional services and other	5,781	4,729	16,008	12,984
Research and development	15,591	11,357	42,411	33,075
Sales and marketing	19,727	13,217	53,017	36,668
General and administrative	17,675	16,994	46,229	51,461
Total	$64,027	$50,459	$172,251	$145,251

Note 11. Income Taxes
The Company is subject to federal and various state income taxes in the United States as well as income taxes in foreign jurisdictions in which it conducts business. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely.
The Company recorded a tax provision of approximately $3.6 million and a tax benefit of approximately $0.5 million for the three months ended October 31, 2022 and 2021, respectively. The Company recorded a tax provision of approximately $9.0 million for the nine months ended October 31, 2022, representing an effective tax rate of (3.95)%, which was primarily attributable to an increase in the Company's U.S. deferred tax liability and income taxes related to foreign and state jurisdictions in which the Company conducts business.

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
The following table sets forth the computation of the basic and diluted net loss per share attributable to Coupa Software Incorporated (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Coupa Software Incorporated	$(84,675)	$(91,203)	$(241,417)	$(283,027)
Denominator:
Weighted-average common shares outstanding	76,040	74,133	75,635	73,514
Net loss per share, basic and diluted, attributable to Coupa Software Incorporated	$(1.11)	$(1.23)	$(3.19)	$(3.85)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of October 31,
	2022	2021
Convertible senior notes	9,698,967	9,738,266
Options to purchase common stock	1,716,675	2,006,211
RSUs	6,126,888	2,348,624
Unvested common shares subject to repurchase	3,573	137,143
Shares committed under the ESPP	77,614	22,498
Contingent stock consideration for DCR acquisition	171,073	171,073
Coupa K.K. redeemable non-controlling interest	240,310	—
Total	18,035,100	14,423,815
The number of potentially dilutive shares from the Convertible Notes are subject to adjustment up to approximately 6.2 million, 6.8 million and an immaterial number of shares for the 2026 Notes, 2025 Notes and 2023 Notes, respectively, if certain corporate events occur prior to the maturity date or if the Company issues a notice of redemption.

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

Note 14. Significant Customers and Geographic Information
No customer balance comprised 10% or more of total accounts receivable at October 31, 2022 or January 31, 2022.
During the three and nine months ended October 31, 2022 and October 31, 2021, revenues by geographic area, based on billing addresses of the customers, were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
United States	$137,637	$112,808	$390,238	$318,017
Foreign countries	79,699	73,008	234,572	213,974
Total revenues	$217,336	$185,816	$624,810	$531,991

No single foreign country represented more than 10% of the Company’s revenues in any period. Additionally, no single customer represented more than 10% of the Company’s revenues in any period.

Note 15. Subsequent Events
Proposed Merger
On December 11, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project CS Parent, LLC, a Delaware limited liability company (“Parent”), and Project CS Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Thoma Bravo Fund XV, L.P. (“Thoma Bravo”), an investment fund managed by Thoma Bravo, L.P.
The Merger Agreement provides that, among other things and on the terms and subject to the conditions of the Merger Agreement, (a) Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent, and (b) at the effective time of the Merger (the “Effective Time”), each issued and outstanding share (immediately prior to the Effective Date) of common stock of the Company, par value $0.0001 per share (the “Company Common Stock”) (except as otherwise provided in the Merger Agreement) will be cancelled and converted into the right to receive $81.00 per share in cash, without interest (the “Merger Consideration”).

The Merger, which has been unanimously approved by the Company’s board of directors, is expected to close in the first half of 2023. Upon consummation of the Merger, the Company will cease to be a publicly traded company and the Company Common Stock will be delisted from the Nasdaq Global Select Market.
The completion of the Merger is subject to the satisfaction or, if permitted, waiver of certain customary mutual closing conditions set forth in the Merger Agreement, including (a) the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of Company Common Stock (the “Company Stockholder Approval”) and (b) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other regulatory approvals. The obligation of each party to consummate the Merger is also conditioned on the other party’s representations and warranties being true and correct (subject to certain customary materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement, and the obligation of Parent to consummate the Merger is additionally conditioned on no material adverse effect on the Company having occurred since the execution of the Merger Agreement. The consummation of the Merger is not subject to any financing condition.
The Merger Agreement contains termination rights for each of the Company and Parent, including, among others, (1) if the consummation of the Merger does not occur on or before September 11, 2023 (subject to extension until December 11, 2023 under specified circumstances), (2) if the Company Stockholder Approval is not obtained following the meeting of the Company’s stockholders for purposes of obtaining such Company Stockholder Approval and (3) subject to certain conditions, (a) by Parent if the Board of Directors of the Company changes its recommendation in favor of the Merger or (b) by the Company in connection with the entry into a definitive agreement with respect to a Superior Proposal (as defined by the Merger Agreement). The Company and Parent may also terminate the Merger Agreement by mutual written consent.
The Company is required to pay Parent a termination fee of $200 million in cash upon termination of the Merger Agreement under specified circumstances, including, among others, termination by Parent in the event that the Board of Directors of the Company changes its recommendation in favor of the Merger or termination by the Company to enter into an agreement in connection with a Superior Proposal. The Merger Agreement also provides that a reverse termination fee of $435 million will be payable by Parent to the Company under specified circumstances, including, among others, if (1) Parent fails to consummate the Merger following satisfaction or waiver of certain closing conditions and the Company’s irrevocable confirmation that it is ready, willing and able to consummate the closing or (2) Parent otherwise breaches its obligations under the Merger Agreement such that there is a failure of certain conditions to the Merger.
Parent has obtained equity and debt financing commitments for the purpose of financing the transactions contemplated by the Merger Agreement.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 of our Current Report on Form 8-K filed on December 12, 2022.
In connection with the Merger, the Company expects to incur significant expenses, such as transaction, professional services, and other costs. An estimate of these expenses cannot be made at this time.
Settlement Agreement
In December 2022, the Company reached a settlement agreement with an insurance carrier to indemnify the Company for losses incurred in connection with an acquisition completed in a prior year. The total amount of insurance proceeds are approximately $17.5 million, of which $1.9 million was recorded as a receivable as of October 31, 2022 for loss recoveries. The remaining $15.6 million which is in excess of the amount of losses previously incurred will be recognized during the three months ended January 31, 2023 as a gain contingency.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, impacts on our business and general economic conditions due to the ongoing COVID-19 pandemic, the Russia-Ukraine conflict, inflationary pressures and rising interest rates, those identified below, those discussed in “Note About Forward-Looking Statements” and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report.
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
We market and sell our solutions to a broad range of enterprises worldwide. We have a diverse, multi-national customer base spanning various sizes and industries and no significant customer concentration. No customer accounted for more than 10% of our total revenues for the three and nine months ended October 31, 2022 and 2021, respectively.
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

We have continued to make significant expenditures and investments for long-term growth, including investment in our platform and infrastructure to deliver new functionality and solutions to meet the evolving needs of our customers and to take advantage of our market opportunity. We intend to continue to increase our investment in sales and marketing, as we further expand our sales teams, increase our marketing activities, and grow our international operations. Internationally, we currently offer our platform in Europe, the Middle East and Africa, Latin America and Asia-Pacific, including Japan. The combined revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 38% and 40% of our total revenues for each of the nine months ended October 31, 2022 and 2021, respectively. We believe there is further opportunity to increase our international revenues in absolute dollars and as a percentage of our total revenues. As a result, we are increasingly investing in our international operations and we intend to expand our footprint in international markets.
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
Recent Business Developments
Proposed Merger
On December 11, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project CS Parent, LLC, a Delaware limited liability company (“Parent”), and Project CS Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Thoma Bravo Fund XV, L.P. (“Thoma Bravo”), an investment fund managed by Thoma Bravo, L.P.
The Merger Agreement provides that, among other things and on the terms and subject to the conditions of the Merger Agreement, (a) Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent, and (b) at the effective time of the Merger (the “Effective Time”), each issued and outstanding share (immediately prior to the Effective Date) of common stock of the Company, par value $0.0001 per share (the “Company Common Stock”) (except as otherwise provided in the Merger Agreement) will be cancelled and converted into the right to receive $81.00 per share in cash, without interest (the “Merger Consideration”).
The completion of the Merger is subject to the satisfaction or, if permitted, waiver of certain customary mutual closing conditions set forth in the Merger Agreement, including (a) the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of Company Common Stock (the “Company Stockholder Approval”) and (b) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other regulatory approvals. The obligation of each party to consummate the Merger is also conditioned on the other party’s representations and warranties being true and correct (subject to certain customary materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement, and the obligation of Parent to consummate the Merger is additionally conditioned on no material adverse effect on the Company having occurred since the execution of the Merger Agreement. The consummation of the Merger is not subject to any financing condition.
The Merger is expected to close in the first half of 2023. Upon consummation of the Merger, the Company will cease to be a publicly traded company. See Note 15 in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for more information.
Stock Repurchase Program
In August 2022, the Board of Directors authorized a program to repurchase up to $100.0 million of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, shares of common stock may be repurchased from time to time until September 1, 2023 through open market transactions in compliance with applicable securities laws. The timing, manner, price and amount of any repurchases, as well as the capital resources to fund the repurchases, are determined by us at our discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.
Inspire Conference
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

Key Metrics
We review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions:

	As of October 31,
	2022	2021
Cumulative spend under management (in billions)	$4,118.9	$3,032.1
Remaining performance obligations (in millions)	$1,452.6	$1,182.7
Deferred revenue (in millions)	$516.5	$366.3
Trailing twelve months calculated billings (in millions)	$968.4	$805.9
Trailing twelve months subscription calculated billings (in millions)	$890.5	$707.8
Customers with annualized subscription revenue above $100,000	1,560	1,315

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
Trailing Twelve Months Calculated Billings
Trailing twelve months calculated billings represents total revenues recognized during the period of consecutive twelve months ended October 31, 2022 and October 31, 2021 plus the change in deferred revenue for each of those same periods. Trailing twelve month calculated billings is comprised of subscription contracts with existing customers (including renewal contracts and add-on contracts), subscription contracts with new customers, term-based license contracts, and contracts for professional services, training and other revenues.

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
Trailing Twelve Months Subscription Calculated Billings
Trailing twelve months subscription calculated billings represents total subscription revenues recognized during the period of consecutive twelve months ended October 31, 2022 and October 31, 2021 plus the change in subscription deferred revenue for each of those same periods. Trailing twelve month subscription calculated billings is comprised of subscription contracts with existing customers (including renewal contracts and add-on contracts), and subscription contracts with new customers.
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
Customers with Annualized Subscription Revenue Above $100,000
We define customers with annualized subscription revenue above $100,000 as the total number of customers that contributed subscription revenues in excess of $25,000 during the relevant fiscal quarter, which corresponds to $100,000 on an annualized basis. For purposes of this metric, we generally define a customer as a separate and distinct entity (such as a company or an educational or government institution), a distinct business unit of a large corporation or a partner organization, in each case that has a distinctive active contract with us to access our services. Most of the subscription revenue we recognize each quarter is attributable to customers that accounted for more than $25,000 of that revenue during the quarter, and our sales and marketing strategy focuses heavily on the acquisition of customers that have the potential to contribute at least $100,000 in subscription revenues annually. Accordingly, we believe that this metric is a useful tool to aid investors in understanding a key factor that drives changes in our subscription revenues from period to period and in assessing trends in our growth, penetration of our core customer market, and our overall performance. Because the dollar threshold is tied to the actual revenue recognized during a particular quarter, customers that we acquired midway through or at the end of the quarter may not yet be included in this count, even if they have placed orders representing more than $100,000 in annual subscription revenue. Customers with annualized subscription revenue above $100,000 for the three months ended October 31, 2022 represented approximately 93% and 92% of subscription revenue for the three and nine months ended October 31, 2022, respectively, and approximately 91% and 89% for the three and nine months ended October 31, 2021, respectively.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended October 31,				Nine Months Ended October 31,

	2022		2021		2022		2021
	(in thousands, except percentages)
Revenues:
Subscription	$198,409	91%	$164,745	89%	$569,549	91%	$461,079	87%
Professional services and other	18,927	9	21,071	11	55,261	9	70,912	13
Total revenues	217,336	100	185,816	100	624,810	100	531,991	100
Cost of revenues:
Subscription	65,427	30	52,279	28	184,364	30	154,701	29
Professional services and other	22,289	10	25,341	14	67,489	11	81,865	15
Total cost of revenues	87,716	40	77,620	42	251,853	40	236,566	44
Gross profit	129,620	60	108,196	58	372,957	60	295,425	56
Operating expenses:
Research and development	49,158	23	39,990	21	139,134	22	125,625	24
Sales and marketing	111,599	51	83,779	45	315,767	51	237,902	45
General and administrative	46,248	21	40,513	22	130,328	21	116,139	22
Total operating expenses	207,005	95	164,282	88	585,229	94	479,666	91
Loss from operations	(77,385)	(36)	(56,086)	(30)	(212,272)	(34)	(184,241)	(35)
Interest expense	(3,547)	(1)	(31,130)	(17)	(10,642)	(2)	(90,854)	(17)
Other income (expense), net	393	—	(1,298)	(1)	(4,032)	(1)	(2,746)	(1)
Loss before provision for (benefit from) income taxes	(80,539)	(37)	(88,514)	(48)	(226,946)	(37)	(277,841)	(53)
Provision for (benefit from) income taxes	3,565	2	(476)	—	8,957	1	(2,697)	(1)
Net loss	(84,104)	(39)	(88,038)	(48)	(235,903)	(38)	(275,144)	(52)
Net loss attributable to redeemable non-controlling interests	(353)	—	(273)	—	(1,019)	—	(790)	—
Adjustment attributable to redeemable non-controlling interests	924	—	3,438	1	6,533	1	8,673	1
Net loss attributable to Coupa Software Incorporated	$(84,675)	(39)%	$(91,203)	(49)%	$(241,417)	(39)%	$(283,027)	(53)%

Three Months Ended October 31, 2022 and October 31, 2021
Revenues

	Three Months Ended October 31,

	2022	2021	% Change
	(in thousands)
Subscription	$198,409	$164,745	20%
Professional services and other	18,927	21,071	(10)%
Total revenues	$217,336	$185,816	17%

Total revenues were $217.3 million for the three months ended October 31, 2022 compared to $185.8 million for the three months ended October 31, 2021, an increase of $31.5 million, or 17%.

Subscription revenues were $198.4 million, or 91% of total revenues, for the three months ended October 31, 2022, compared to $164.7 million, or 89% of total revenues, for the three months ended October 31, 2021. The increase of $33.7 million was fully ascribed to the increase in the number of customers with annualized subscription revenue above $100,000, which was 1,560 as of October 31, 2022, compared to 1,315 as of October 31, 2021.

Professional services and other revenues were $18.9 million for the three months ended October 31, 2022 compared to $21.1 million for the three months ended October 31, 2021. The decrease of $2.2 million, or 10%, was primarily due to the migration from Coupa-led implementations to partner-led implementations.
Cost of Revenues

	Three Months Ended October 31,

	2022	2021	% Change
	(in thousands)
Subscription	$65,427	$52,279	25%
Professional services and other	22,289	25,341	(12)%
Total cost of revenues	$87,716	$77,620	13%

Cost of subscription was $65.4 million for the three months ended October 31, 2022 compared to $52.3 million for the three months ended October 31, 2021, an increase of $13.1 million, or 25%. The increase in cost of subscription was primarily due to an increase of $4.3 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $4.2 million in hosting fees and other costs to accommodate and manage increased customer spend, an increase of $1.7 million in amortization of developed technology assets related to acquisitions, an increase of $1.6 million in third party services, such as contractors and consulting fees, and an increase of $1.3 million in travel and other costs driven by our overall growth.
Cost of professional services and other was $22.3 million for the three months ended October 31, 2022 compared to $25.3 million for the three months ended October 31, 2021, a decrease of $3.0 million, or 12%. The decrease in cost of professional services was primarily due to a decrease of $2.8 million in amortization of developed technology assets and a decrease of $0.8 million in employee compensation costs due to a reduction of headcount, partially offset by an increase of $0.6 million in travel costs.

Gross Profit

	Three Months Ended October 31,

	2022	2021	% Change
	(in thousands)
Gross profit	$129,620	$108,196	20%

Gross profit was $129.6 million for the three months ended October 31, 2022, compared to $108.2 million for the three months ended October 31, 2021, an increase of $21.4 million, or 20%. The increase in gross profit was primarily due to the acquisition of new customers with annualized subscription revenue above $100,000. Gross margin was 60% for the three months ended October 31, 2022, compared to 58% for the three months ended October 31, 2021. The increase in gross margin was primarily due to the overall growth in total revenues coupled with the rationalization in cloud hosting expenses.
Operating Expenses
Research and Development

	Three Months Ended October 31,

	2022	2021	% Change
	(in thousands)
Research and development	$49,158	$39,990	23%

Research and development expenses were $49.2 million for the three months ended October 31, 2022 compared to $40.0 million for the three months ended October 31, 2021, an increase of $9.2 million. The increase was primarily due to an increase of $7.8 million in employee compensation costs, including stock-based compensation costs, and an increase of $1.4 million in other costs driven by our overall growth.
Sales and Marketing

	Three Months Ended October 31,

	2022	2021	% Change
	(in thousands)
Sales and marketing	$111,599	$83,779	33%

Sales and marketing expenses were $111.6 million for the three months ended October 31, 2022 compared to $83.8 million for the three months ended October 31, 2021, an increase of $27.8 million, or 33%. The increase was primarily due to an increase of $23.2 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $4.4 million in travel costs, and from an increase of $1.7 million in other costs driven by our overall growth, partially offset by a decrease of $1.5 million in marketing activities.
General and Administrative

	Three Months Ended October 31,

	2022	2021	% Change
	(in thousands)
General and administrative	$46,248	$40,513	14%

General and administrative expenses were $46.2 million for the three months ended October 31, 2022 compared to $40.5 million for the three months ended October 31, 2021, an increase of $5.7 million, or 14%. The increase was primarily due to an increase of $4.6 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $1.0 million in third party services, such as recruiting expenses and legal service fees, an increase of $2.0 million in travel and other costs driven by our overall growth, partially offset by $1.9 million of insurance proceeds receivable for loss recoveries in connection with an acquisition made in a prior period.
Interest Expense

	Three Months Ended October 31,

	2022	2021	% Change
	(in thousands)
Interest expense	$3,547	$31,130	(89)%

Interest expense was $3.5 million for the three months ended October 31, 2022 compared to $31.1 million for the three months ended October 31, 2021. The decrease in interest expense was primarily due to lower non-cash interest expense related to eliminating the amortization of debt discount associated with our convertible notes as a result of the adoption of ASU 2020-06. Refer to Note 8, “Convertible Senior Notes” and the description under the heading “Recent Accounting Guidance” in Note 2, “Significant Accounting Policies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Other Income (Expense), Net

	Three Months Ended October 31,

	2022	2021	% Change
	(in thousands)
Other income (expense), net	$393	$(1,298)	(130)%

Other income, net was $0.4 million for the three months ended October 31, 2022 compared to other expense, net of $1.3 million for the three months ended October 31, 2021. The fluctuation of $1.7 million was primarily due to an increase of $3.0 million in interest income from our short-term investments, partially offset by $1.3 million in fluctuations related to foreign currency exchange rates.
Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,

	2022	2021	% Change
	(in thousands)
Provision for (benefit from) income taxes	$3,565	$(476)	(849)%

The provision for income taxes was $3.6 million for the three months ended October 31, 2022 compared to a tax benefit of $0.5 million for the three months ended October 31, 2021. The provision for income taxes for the three months ended October 31, 2022 was primarily related to an increase in our U.S. deferred tax liability and income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on net deferred tax assets of our U.S. entities as we have concluded that it is unlikely that these deferred income tax assets will be utilized. The benefit from income taxes for the three months ended October 31, 2021 was primarily related to the reversal of a U.S. deferred tax liability and foreign excess tax benefits related to stock-based compensation, offset by income taxes related to foreign and state jurisdictions in which the Company conducts business.

Nine Months Ended October 31, 2022 and October 31, 2021

Revenues

	Nine Months Ended October 31,

	2022	2021	% Change
	(in thousands)
Subscription	$569,549	$461,079	24%
Professional services and other	55,261	70,912	(22)%
Total revenues	$624,810	$531,991	17%

Total revenues were $624.8 million for the nine months ended October 31, 2022 compared to $532.0 million for the nine months ended October 31, 2021, an increase of $92.8 million, or 17%.

Subscription revenues were $569.5 million, or 91% of total revenues, for the nine months ended October 31, 2022, compared to $461.1 million, or 87% of total revenues, for the nine months ended October 31, 2021. The increase of $108.4 million was fully ascribed to the increase in the number of customers with annualized subscription revenue above $100,000, which was 1,560 as of October 31, 2022, compared to 1,315 as of October 31, 2021.

Professional services and other revenues were $55.3 million for the nine months ended October 31, 2022 compared to $70.9 million for the nine months ended October 31, 2021. The decrease of $15.6 million, or 22%, was primarily due to the migration from certain term-based licenses to subscription services, and to a similar extent, the migration from Coupa-led implementations to partner-led implementations.
Cost of Revenues

	Nine Months Ended October 31,

	2022	2021	% Change
	(in thousands)
Subscription	$184,364	$154,701	19%
Professional services and other	67,489	81,865	(18)%
Total cost of revenues	$251,853	$236,566	6%

Cost of subscription was $184.4 million for the nine months ended October 31, 2022 compared to $154.7 million for the nine months ended October 31, 2021, an increase of $29.7 million, or 19%. The increase in cost of subscription was primarily due to an increase of $10.6 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $9.0 million in amortization of developed technology assets related to acquisitions, an increase of $2.8 million in third party services, an increase of $3.4 million in hosting fees and other costs to accommodate and manage increased customer spend, an increase of $1.7 million in amortization of capitalized development costs, such as contractors and consulting fees, and an increase of $2.2 million in travel and other costs driven by our overall growth.
Cost of professional services was $67.5 million for the nine months ended October 31, 2022 compared to $81.9 million for the nine months ended October 31, 2021, an decrease of $14.4 million, or 18%. The decrease in cost of professional services was primarily due to a decrease of $11.8 million in amortization of developed technology assets, a decrease of $3.1 million in employee compensation costs due to a reduction of headcount, partially offset by a net increase of $0.5 million in travel and other costs.

Gross Profit

	Nine Months Ended October 31,

	2022	2021	% Change
	(in thousands)
Gross profit	$372,957	$295,425	26%

Gross profit was $373.0 million for the nine months ended October 31, 2022, compared to $295.4 million for the nine months ended October 31, 2021, an increase of $77.6 million, or 26%. The increase in gross profit was primarily due to the acquisition of new customers with annualized subscription revenue above $100,000. Gross margin was 60% for the nine months ended October 31, 2022, compared to 56% for the nine months ended October 31, 2021. The increase in gross margin was primarily due to the overall growth in total revenues coupled with the rationalization in cloud hosting expenses.
Operating Expenses
Research and Development

	Nine Months Ended October 31,

	2022	2021	% Change
	(in thousands)
Research and development	$139,134	$125,625	11%

Research and development expenses were $139.1 million for the nine months ended October 31, 2022 compared to $125.6 million for the nine months ended October 31, 2021, an increase of $13.5 million, or 11%. The increase was primarily due to an increase of $13.9 million in employee compensation costs, including stock-based compensation costs, an increase of $1.3 million in travel costs, partially offset by a decrease of $1.7 million in other costs for research and development activities.
Sales and Marketing

	Nine Months Ended October 31,

	2022	2021	% Change
	(in thousands)
Sales and marketing	$315,767	$237,902	33%

Sales and marketing expenses were $315.8 million for the nine months ended October 31, 2022 compared to $237.9 million for the nine months ended October 31, 2021, an increase of $77.9 million, or 33%. The increase was primarily due to an increase of $59.2 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $10.9 million in travel costs, an increase of $2.8 million in marketing events, primarily driven by our annual Inspire conferences that returned to an in-person event after two years, an increase of $1.1 million in marketing related subscription costs, and an increase of $3.9 million in other costs driven by our overall growth.

General and Administrative

	Nine Months Ended October 31,

	2022	2021	% Change
	(in thousands)
General and administrative	$130,328	$116,139	12%

General and administrative expenses were $130.3 million for the nine months ended October 31, 2022 compared to $116.1 million for the nine months ended October 31, 2021, an increase of $14.2 million, or 12%. The increase was primarily due to an increase of $4.3 million in employee compensation costs related to higher headcount, including stock-based compensation costs, an increase of $4.3 million in third party services, such as recruiting expenses and legal service fees, a non-recurring prior year benefit of $3.2 million as a result of a reversal of allowances for credit losses, an increase of $1.6 million in higher investment spend on software, and an increase of $2.7 million in travel and other costs driven by our overall growth, partially offset by $1.9 million of insurance proceeds receivable for loss recoveries in connection with an acquisition made in a prior period.
Interest Expense

	Nine Months Ended October 31,

	2022	2021	% Change
	(in thousands)
Interest expense	$10,642	$90,854	(88)%

Interest expense was $10.6 million for the nine months ended October 31, 2022 compared to $90.9 million for the nine months ended October 31, 2021. The decrease in interest expense was primarily due to lower non-cash interest expense related to eliminating the amortization of debt discount associated with our convertible notes as a result of the adoption of ASU 2020-06. Refer to Note 8, “Convertible Senior Notes” and the description under the heading “Recent Accounting Guidance” in Note 2, “Significant Accounting Policies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Other Expense, Net

	Nine Months Ended October 31,

	2022	2021	% Change
	(in thousands)
Other expense, net	$(4,032)	$(2,746)	47%

Other expense, net was $4.0 million for the nine months ended October 31, 2022 compared to $2.7 million for the nine months ended October 31, 2021. The fluctuation of $1.3 million was primarily due to $6.8 million in unfavorable fluctuations related to foreign currency exchange rates, partially offset by an increase of $4.2 million in interest income from our short-term investments due to higher interest rates, and from a gain of $1.3 million from the conversion of a non-marketable convertible note to preferred stock, which is classified as a non-marketable equity investment.
Provision for (Benefit from) Income Taxes

	Nine Months Ended October 31,

	2022	2021	% Change
	(in thousands)
Provision for (benefit from) income taxes	$8,957	$(2,697)	(432)%

The provision for income taxes was $9.0 million for the nine months ended October 31, 2022 compared to a tax benefit of $2.7 million for the nine months ended October 31, 2021. The provision for income taxes for the nine months ended October 31, 2022 was primarily related to an increase in our U.S. deferred tax liability and income taxes related to foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on net deferred tax assets of our U.S. entities as we have concluded that it is unlikely that these deferred income tax assets will be utilized. The benefit from income taxes for the nine months ended October 31, 2021 was primarily related to the reversal of a U.S. deferred tax liability, foreign excess tax benefits related to stock-based compensation, and remeasurement of deferred tax assets due to tax rate changes in the U.K., offset by income taxes related to foreign and state jurisdictions in which the Company conducts business.

Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and cash generated from operations. As of October 31, 2022, we had cash and cash equivalents of $521.6 million, and marketable securities of $338.5 million.
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
Our material cash requirements from known contractual and other obligations consists of our Convertible Notes, obligations under operating leases for office space, contractual purchase obligations for hosting services and other services to support the Company’s business operations, and repurchases of common stock under our share repurchase program.
We had outstanding 2023 Notes, 2025 Notes and 2026 Notes with principal amounts that were not material, $805.0 million and $1,380.0 million, respectively, as of October 31, 2022. We have the ability to settle the conversion of Convertible Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. As of October 31, 2022, there was an immaterial principal amount of unsettled conversion requests with respect to the 2023 Notes.
In conjunction with the issuance of the Convertible Notes, we entered into capped call transactions that reduce our exposure to additional cash payments above principal balances in the event of a cash conversion of the Convertible Notes. We may owe additional cash to the noteholders upon early conversion if our stock price exceeds $63.821 per share for the 2023 Notes, $295.550 for the 2025 Notes, or $503.415 for the 2026 Notes. Although our incremental exposure to the additional cash payment above the principal amount of the Convertible Notes is reduced by the capped calls, conversion of the Convertible Notes by noteholders and our related settlement of any portion thereof in shares of our common stock may cause dilution to the ownership interests of existing stockholders. As of October 31, 2022, all the capped calls for the 2023 Notes, 2025 Notes and 2026 Notes remained outstanding.
We lease office space under non-cancelable operating leases with various expiration dates through February 2030. As of October 31, 2022, the value of our current and noncurrent operating lease obligations was approximately $16.8 million and $25.2 million, respectively. Our non-cancelable purchase obligations consists of hosting services and other services that support our business operations. As of October 31, 2022, the value of our current and noncurrent purchase obligations was approximately $48.5 million and $117.6 million, respectively. Information regarding our operating lease obligations and contractual purchase obligations can be found in Note 9, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
In August 2022, the Board of Directors authorized a program to repurchase up to $100.0 million of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, shares of common stock may be repurchased from time to time until September 1, 2023 through open market transactions in compliance with applicable securities laws. The timing, manner, price and amount of any repurchases, as well as the capital resources to fund the repurchases, are determined by us at our discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.
During the three and nine months ended October 31, 2022, we repurchased and subsequently retired 325,292 shares of common stock at an average price of $61.48, for an aggregate $20.0 million. As of October 31, 2022, $80.0 million remained available and authorized for repurchases under the Share Repurchase Program.
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

Operating Activities
Cash provided by operating activities for the nine months ended October 31, 2022 was $150.1 million, compared to $103.9 million for the nine months ended October 31, 2021. The increase was primarily driven by the timing of our billings and related cash collections from customers.
Investing Activities
Cash used in investing activities for the nine months ended October 31, 2022 of $132.2 million was primarily related to $116.4 million of net cash disbursements from purchases, maturities and sales of short-term marketable securities, $14.0 million for the purchases of property and equipment, and a $2.0 million investment in a new portfolio company through our Coupa Ventures fund, partially offset by a $0.2 million release of holdback purchase consideration related to a previous business acquisition.
Financing Activities
Cash used in financing activities for the nine months ended October 31, 2022 of $1.2 million was primarily due to approximately $20.0 million in share repurchases, $1.8 million of repayments for the conversions of the 2023 Notes, partially offset by $18.5 million of proceeds from the issuance of common stock under the ESPP and exercise of stock options, and $2.1 million of cash received from the non-controlling shareholder of Coupa K.K.
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
Recent Accounting Pronouncements
Refer to Note 2, “Significant Accounting Policies - Recent Accounting Guidance” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for analysis of recent accounting pronouncements that are applicable to our business.
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
The following tables provide a reconciliation of loss from operations to non‑GAAP operating income, from net loss attributable to Coupa Software Incorporated to non-GAAP net income attributable to Coupa Software Incorporated, and from net cash provided by operating activities to adjusted free cash flows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,

	2022	2021	2022	2021
Loss from operations	$(77,385)	$(56,086)	$(212,272)	$(184,241)
Stock-based compensation	64,027	50,459	172,251	145,251
Amortization of acquired intangible assets	31,786	33,518	96,325	100,575
Insurance proceeds for loss recoveries	(1,929)	—	(1,929)	—
Non-GAAP operating income	$16,499	$27,891	$54,375	$61,585

	Three Months Ended October 31,		Nine Months Ended October 31,

	2022	2021	2022	2021
Net loss attributable to Coupa Software Incorporated	$(84,675)	$(91,203)	$(241,417)	$(283,027)
Stock-based compensation	64,027	50,459	172,251	145,251
Amortization of acquired intangible assets	31,786	33,518	96,325	100,575
Amortization of debt discount and issuance costs	1,839	29,454	5,435	85,716
Loss on conversion of convertible senior notes	—	228	—	357
Gain on non-marketable investments	—	—	(1,288)	—
Insurance proceeds for loss recoveries	(1,929)	—	(1,929)	—
Income tax effects and adjustments	(324)	(2,362)	(2,273)	(8,744)
Adjustment attributable to redeemable non-controlling interests	924	3,438	6,533	8,673
Non-GAAP net income attributable to Coupa Software Incorporated	$11,648	$23,532	$33,637	$48,801

	Three Months Ended October 31,		Nine Months Ended October 31,

	2022	2021	2022	2021
Net cash provided by operating activities	$71,298	$31,015	$150,134	$103,908
Less: purchases of property and equipment	(5,764)	(3,594)	(14,005)	(10,256)
Add: repayments of convertible senior notes attributable to debt discount	—	821	—	1,338
Adjusted free cash flows	$65,534	$28,242	$136,129	$94,990

We define non-GAAP operating income as loss from operations before stock-based compensation, insurance proceeds for loss recoveries, and amortization of acquired intangible assets. We define non-GAAP net income attributable to Coupa Software Incorporated as net loss attributable to Coupa Software Incorporated before stock-based compensation, amortization of acquired intangible assets, amortization of debt issuance costs, gain or loss on conversion of convertible senior notes, gain or loss on non-marketable investments, insurance proceeds for loss recoveries, the adjustment attributable to redeemable non-controlling interests, non-recurring income tax adjustments, and income tax effects, and prior to the adoption of ASU 2020-06 on February 1, 2022, amortization of debt discount costs.

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
We performed a sensitivity analysis and determined that if an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currency at the balance sheet dates, it would have resulted in an adverse effect on our net losses attributable to Coupa Software Incorporated of approximately $6.8 million and $12.4 million as of October 31, 2022 and January 31, 2022, respectively. We expect our international operations to continue to grow in the near term and the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases. The majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.
Market Risk and Market Interest Risk
In June 2020, we issued $1,380.0 million aggregate principal amount of 0.375% convertible senior notes due 2026. In June 2019, we issued $805.0 million aggregate principal amount of 0.125% convertible senior notes due 2025. In January 2018, we issued $230.0 million aggregate principal amount of 0.375% convertible senior notes due 2023 of which approximately $230.0 million aggregate principal amount had been settled by October 31, 2022. The 2026 Notes, 2025 Notes and 2023 Notes have fixed annual interest rates at 0.375%, 0.125% and 0.375%, respectively, and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the values of the Convertible Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. Additionally, we carry the Convertible Notes at face value less unamortized issuance costs on our balance sheet, and we present the fair value for disclosure purposes only.
Our exposure to interest rate risk also is related to our interest-bearing assets, primarily our cash and cash equivalents and marketable securities. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Our debt securities are classified as “available for sale.” When the fair value of the security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our condensed consolidated statements of operations. When the fair value of the security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive income (loss), and are recognized in our condensed consolidated statements of operations only if we sell or intend to sell the security before recovery of its cost basis. A hypothetical 100 basis points increase in interest rates would have decreased the fair value of our cash and cash equivalents and marketable securities by approximately $1.6 million and $1.2 million as of October 31, 2022 and 2021, respectively.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. The risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
Summary Risk Factors
The following is a summary of key risk factors you should consider in connection with an investment in our common stock. You should read this summary together with the more detailed description of each risk factor under the bold and italicized subcaptions further below.
•Failure to complete, or delays in completing, the potential Merger with Parent and Merger Sub announced on December 12, 2022 and disruptions in our business caused by the potential Merger could materially and adversely affect our results of operations, business, financial results and/or stock price.
•We cannot be sure if or when the Merger will be completed.
•Lawsuits may be filed against the Company and members of our board of directors as a result of the Merger, which may delay or prevent the Merger and otherwise require diversion of resources and our management’s attention.
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
•We face risks related to the on-going COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.
Risks Related to the Proposed Merger
Failure to complete, or delays in completing, the potential Merger with Parent and Merger Sub announced on December 12, 2022 and disruptions in our business caused by the potential Merger could materially and adversely affect our results of operations, business, financial results and stock price.
On December 11, 2022, we entered into the Merger Agreement with Parent and Merger Sub pursuant to which, if all of the conditions to closing are satisfied or, if permitted, waived, we will become a wholly owned subsidiary of Parent pursuant to the Merger. The completion of the Merger is subject to the satisfaction or waiver of certain customary mutual closing conditions set forth in the Merger Agreement, including (a) obtaining the Company Stockholder Approval and (b) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other regulatory approvals. The obligation of each party to consummate the Merger is also conditioned on the other party’s representations and warranties being true and correct (subject to certain customary materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement, and the obligation of Parent to consummate the Merger is additionally conditioned on no material adverse effect on the Company having occurred since the execution of the Merger Agreement. We cannot predict with certainty whether or when the required closing conditions will be satisfied and cannot assure you that we will be able to successfully consummate the proposed Merger as currently contemplated under the Merger Agreement or at all.
Risks related to the failure of the proposed Merger to be consummated include, but are not limited to, the following:
•under some circumstances, we may be required to pay the Company Termination Fee of $200 million;
•we will remain liable for significant expenses, including transaction, professional services and other costs relating to the Merger regardless of whether or not the Merger is consummated;
•the attention of our management and employees may have been diverted to the Merger rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us and could continue to be so diverted;
•we could be subject to litigation related to the Merger, including with respect to our entry into the Merger Agreement;
•the potential loss of key personnel during the pendency of the Merger as employees and other service providers may experience uncertainty about their future roles with us following completion of the Merger; and
•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.
The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations, business and stock price.

We cannot be sure if or when the Merger will be completed.
The consummation of the Merger is subject to the satisfaction or waiver of various conditions, including the approval of the Merger by our stockholders and the receipt of certain required regulatory approvals. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied. If we are unable to satisfy the closing conditions or if other mutual closing conditions are not satisfied, Parent will not be obligated to complete the Merger.
Until the Merger is completed, the Merger Agreement restricts us from taking specified actions without the consent of the other party and generally requires us to operate in the ordinary course of business consistent with past practice. These restrictions may prevent us from making appropriate changes to our business or pursuing attractive business opportunities that may arise prior to the completion of the Merger.
Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.
Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, or our board of directors, and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, or against Parent or Merger Sub could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.
Risks Related to Global Economic Trends
Weakened global economic conditions, including those from macro-trends, global events and the COVID-19 pandemic, may harm our industry, business and results of operations.
Our overall performance depends in part on worldwide economic conditions. Global financial developments, downturns and global health crises or pandemics seemingly unrelated to us or the enterprise software industry, may harm us, including due to disruptions or restrictions on our employees’ ability to work and travel or our ability to accurately forecast and plan our future business activity. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, outbreaks of COVID-19 and the resulting impact on business continuity and travel, supply chain disruptions, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues.
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
As a result of our limited operating history at this scale, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. This risk is exacerbated to the extent that we enter new product areas or introduce new solutions, particularly in cases where the revenue model differs from our traditional subscription model. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this Quarterly Report. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
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
A significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets. In connection with our acquisition of LLamasoft, for example, $932.9 million of the purchase price was allocated to goodwill, increasing our total goodwill balance to $1.5 billion as of January 31, 2021, which was roughly three times the amount of goodwill we had as of January 31, 2020. Our acquisition of Pana, in February 2021, further increased our goodwill balance. As of October 31, 2022, our goodwill balance was $1.5 billion. Goodwill must be assessed for impairment at least annually, and other intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
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
We believe that a critical component of our success has been our company culture, which is based on our core values of ensuring customer success, focusing on results and striving for excellence. We have invested substantial time and resources in building our team within this company culture. As we grow, including as a result of acquiring other businesses, we may find it difficult to maintain these important aspects of our company culture. Moreover, the COVID-19 pandemic requires action to preserve culture among an employee base working predominantly remotely and facing unique personal and professional challenges. As the COVID-19 pandemic continues to evolve, hybrid working arrangements and office structure present unique challenges to maintaining our company culture. If we fail to preserve our culture, our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives could be compromised, potentially harming our business.
Our aspirations and commitments to environmental, social and governance (“ESG”) matters expose us to risks that could adversely affect our reputation and performance.
The positions we have taken and may take on ESG matters, human capital management initiatives, and ethical issues from time to time, may impact our brand, reputation, or ability to attract and retain customers, suppliers and employees. Coupa is committed to sustainable business practices and strives for positive impacts in not just environmental matters, but also social and governance practices. We publish Coupa’s goals, progress and accomplishments annually in our Environmental, Social, and Governance Report. These statements, along with those on our website and/or from our management team, reflect our current plans and aspirations but are not guarantees that we will be able to achieve them.
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
To increase our revenues, we have historically depended more on the addition of new customers to our platform, particularly large enterprise customers, than on increasing the number of users at existing customers or selling additional solutions to them. The expansion of our customer base is critical to our ability to continue the growth of our revenues. If we do not grow our customer base, our revenues will slow in future periods or will start to decline, as a result of customers not renewing for various reasons, including those that are out of our control.
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
In addition, as a result of the ongoing COVID-19 pandemic, many local governments as well as enterprises have in the past, and may continue as additional waves emerge, limit travel and in-person meetings and may continue to implement other restrictions that are making the sales process more lengthy and difficult, particularly for new customers.
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
We typically enter into three year, non-cancelable arrangements with our customers. If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position and cash flow.
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
The COVID-19 pandemic and prophylactic measures adopted in response have forced us to initially suspend and subsequently reduce some of our marketing activities as compared to pre-pandemic levels, particularly those that require travel and in-person participation. Brand promotion activities may not generate customer awareness or increase revenues, and, even if they do, any increase in revenues may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in doing so, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform.
In addition, concerns about a possible or emergent global or domestic recession may cause us to reduce our marketing spend and scale back related activities in order to preserve capital amidst challenging economic conditions, and any such action may impede our brand-building efforts or otherwise adversely impact our brand awareness.
Furthermore, negative publicity (whether or not justified) relating to events or activities attributed to us, our employees, our partners or others associated with any of these parties, may tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity could reduce demand for our platform, make hiring or retention of employees more difficult, and have an adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brands may be costly and time consuming, and such efforts may not ultimately be successful.

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
A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. For example, in March 2021 we established a joint venture in Japan intended to enable us to support Japanese companies looking to utilize BSM solutions. The revenues from non-U.S. regions, as determined based on the billing address of our customers, constituted 38% and 40% of our total revenues for each of the nine months ended October 31, 2022 and 2021, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. While we are gaining additional experience with international operations, our international expansion efforts may not be successful in creating additional demand for our platform outside of the United States or in effectively selling subscriptions to our platform in all of the international markets we enter. There can be no assurance that we will be able to grow our combined revenues from non-U.S. regions as a percentage of our total revenues. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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
We incurred net losses attributable to Coupa Software Incorporated of $379.0 million, $180.1 million, and $90.8 million in the fiscal years ended January 31, 2022, 2021 and 2020, respectively, and we incurred a net loss attributable to Coupa Software Incorporated of $84.7 million in the three months ended October 31, 2022. We had an accumulated deficit of $949.0 million at October 31, 2022. Our losses and accumulated deficit reflect the substantial investments we made to acquire new customers, maintain existing customers and develop our platform. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and, therefore, we expect our losses to continue for the foreseeable future. A significant contributor to each of these categories of expense is stock compensation expense associated with equity awards that we grant to many of our employees at the time of hire and thereafter on an annual basis. We expect our stock compensation expenses to increase in future periods as we add more employees and seek to retain and incentivize our existing employees. Furthermore, to the extent we are successful in gaining new customers, we will also incur increased losses because many costs associated with acquiring new customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements (typically three years, although some customers commit for longer or shorter periods). If we are unable to maintain consistent or increasing revenue or revenue growth or if our growth or growth forecasts fail to meet the expectations of investors or securities analysts, the market price of our common stock could be volatile, and it may be difficult for us to achieve and maintain profitability or maintain or increase cash flow on a consistent basis. Accordingly, we cannot assure you that we will achieve profitability in the future, or that, if we do become profitable, we will sustain profitability or achieve our target margins on a mid-term or long-term basis.
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
In addition, the application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure. As we operate in numerous taxing jurisdictions, the application of tax laws can also be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. For example, the United States has recently enacted the Inflation Reduction Act, which includes, among other provisions, a 15% alternative minimum tax on adjusted financial statement income and a 1% exercise tax on certain stock repurchases (including, potentially pursuant to our Share Repurchase Program). Our determination of our tax liability is subject to review by applicable United States and foreign tax authorities. Any adverse outcome of such a review could harm our operating results and financial condition.
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
In January 2018, we issued $230 million aggregate principal amount of 0.375% Convertible Senior Notes due 2023, which we refer to as the 2023 Notes, in June 2019, we issued $805 million aggregate principal amount of our 0.125% Convertible Senior Notes due 2025, which we refer to as the 2025 Notes, and in June 2020, we issued $1,380 million aggregate principal amount of our 0.375% Convertible Senior Notes due 2026, which we refer to as the 2026 Notes, which we collectively refer to as the Convertible Notes. As of October 31, 2022, we had $2,264.2 million in total long-term liabilities, comprised primarily of $2,161.5 million related to the net carrying amount of the 2025 Notes and 2026 Notes. Our indebtedness may:
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
•limit our ability to pay for other obligations;
•place us at a competitive disadvantage compared to our less leveraged competitors;
•increase our vulnerability to the impact of adverse economic and industry conditions, including rising interest rates (which can make refinancing existing indebtedness more difficult or costly); and
•negatively impact our credit rating.
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
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. See Note 8, “Convertible Senior Notes” for more information.
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
We adopted ASU 2020-06 on February 1, 2022, using the modified retrospective approach. As a result, we no longer separate the liability and equity components of the Convertible Notes on our balance sheet and we use the if-converted method of calculating diluted earnings per share. Under the modified retrospective basis, prior periods are not restated. Rather, the cumulative effect of initially applying the new standard was recognized as an adjustment to accumulated deficit. The elimination of the separate accounting reduces the interest expense that we recognize in the periods after adoption. See Note 8 and the description under the heading “Recent Accounting Guidance” in Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
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
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors, as well as the volatility of our common stock, could affect the price at which our convertible noteholders could sell the common stock received upon conversion of the Convertible Notes and could also impact the trading price of the Convertible Notes. Since shares of our common stock were sold in our initial public offering in October 2016 at a price of $18.00 per share, the reported high and low sales prices of our common stock have ranged from $22.50 to $377.04 through October 31, 2022. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•potential uncertainty over whether or not the Merger will be consummated;
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
Our business has been and could continue to be adversely affected by the COVID-19 pandemic. The pandemic has adversely affected the macroeconomic environment and increased economic and stock market volatility and uncertainty. Restrictions on business activities, as well as varying recommendations based on infection rates, regarding testing, personal protective equipment and quarantining, whether imposed by governments or otherwise, may continue to adversely affect our sales activities, employee morale, operations and growth prospects. These restrictions, together with changes in consumer and business spending behavior prompted by the pandemic, have caused businesses in the United States and other jurisdictions to reduce or suspend their operations, lay-off employees, and in some cases shutdown operations—a pattern of global economic phenomena for which there is little precedent in modern times.
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
We believe that many businesses have been and may continue to be more reluctant to invest in the purchase and implementation of a new software solution like ours in the near term because of economic uncertainty associated in part with the COVID-19 pandemic. It may become more difficult for us to acquire new customers and could lead to longer sales cycles, higher acquisition costs and greater uncertainty around the timing and likelihood of closing sales opportunities to which we have already devoted meaningful time and resources. Our existing customers may reduce their subscriptions or choose not to add new users or adopt new solutions at the rate we expect based on past experience. In addition, if our results of operations or our assessment of our growth prospects or potential for future revenue and profitability fail to meet investor and analyst expectations for any particular financial period, our stock price may experience a substantial decline, even if our revenues have increased or our margins have improved relative to past periods.
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
With the re-emergence of in-office or hybrid working, any incidents of actual or perceived transmission may require us to temporarily close an impacted office, disrupt our operations, expose us to liability from employee claims, adversely impact employee productivity and morale, and result in negative publicity and reputational harm.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table summarizes the Company's share repurchase activity during the three months ended October 31, 2022 (in thousands, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1 - 31, 2022	—	$—	—	$100,000
September 1 - 30, 2022	325	$61.48	325	$80,000
October 1 - 31, 2022	—	$—	—	$80,000
Total	325		325
(1)In August 2022, the Board of Directors authorized the Share Repurchase Program to repurchase up to $100 million of the Company’s common stock. Under the Share Repurchase Program, shares of common stock may be repurchased from time to time until September 1, 2023 through open market transactions in compliance with applicable securities laws. The timing, manner, price and amount of any repurchases, as well as the capital resources to fund the repurchases, are determined by the Company at its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. Refer to Note 10, “Common Stock and Stockholders’ Equity” in Part I, Item 1 of this Quarterly Report for additional information related to the Company’s share repurchases.
(2)Average price paid per share includes costs associated with the repurchases.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
We have filed the exhibits listed below.
Exhibit Index

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*	Form of Amendment to the Company’s form of Severance and Change in Control Agreement (Executive Officers)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan.

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Coupa Software Incorporated under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coupa Software Incorporated

Date:	December 12, 2022	By:	/s/ Robert Bernshteyn
Robert Bernshteyn
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date:	December 12, 2022	By:	/s/ Anthony Tiscornia
Anthony Tiscornia
Chief Financial Officer (Principal Financial Officer)